Form 10QSB
period 2001-12-31
VISION GLOBAL SOLUTIONS INC
filed 2002-04-10
CIK 1135657

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                        COMMISSION FILE NUMBER: 333-75330


                         VISION GLOBAL SOLUTIONS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         ONTARIO, CANADA                                    NOT APPLICABLE
-------------------------------                         ------------------------
(State or other jurisdiction of                         (I.R.S. Employer ID No.)
incorporation or organization)


455 NOTRE DAME ST. EAST
MONTREAL, QUEBEC, CANADA                                      H2Y 1C9
------------------------                                     ----------
 (Address of principal                                       (Zip Code)
  executive offices)

                                  514-848-1166
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Common Stock, par value                             ______________
         $.001 per share                      (Outstanding on December 31, 2001)
           (Class)

                           VISION GLOBAL SOLUTION INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENT


                                DECEMBER 31, 2001

VISION GLOBALE SOLUTION INC.
CONSOLIDATED STATEMENT OF EARNINGS FOR THE PERIODS ENDING DECEMBER 31
=====================================================================================================

    (IN US $)                                  2001             2000            2001            2000
                                         (3 MONTHS)       (3 MONTHS)      (9 MONTHS)      (9 MONTHS)

    SALES                                   179,973          545,049         802,072       1,140,950

    COST OF SALES                            75,712          163,515         115,745         211,012

                                    -----------------------------------------------------------------
    GROSS MARGIN                            104,261          381,524         686,327         929,939
                                    -----------------------------------------------------------------

    OPERATING EXPENSES

    Selling                                  32,237           35,282         161,999         201,837
    Administrative                          107,917          232,253         342,805         628,673
    Financial                                 1,613           11,849           3,970          30,644
    Development expenses                    100,430          168,220         208,568         212,927
                                    -----------------------------------------------------------------
                                            242,197          447,604         717,342       1,074,080
                                    -----------------------------------------------------------------

                                    -----------------------------------------------------------------
    OPERATING INCOME (LOSS)                (137,937)         (66,070)        (31,015)       (144,141)
                                    -----------------------------------------------------------------

    Gain on debt redemption                                                                   14,783

                                    -----------------------------------------------------------------
    Loss before income taxes                                                                (129,359)
                                    -----------------------------------------------------------------

    INCOME TAXES

    Payable                                                                        -               -
    Future                                                                         -          (4,852)

                                    -----------------------------------------------------------------
                                                                                   -          (4,852)
                                    -----------------------------------------------------------------

    -------------------------------------------------------------------------------------------------
    NET INCOME (NET LOSS)                  (137,937)         (66,070)        (31,015)       (134,210)
    =================================================================================================

                                                  2

VISION GLOBALE SOLUTION INC.
CONSOLIDATED BALANCE SHEET AS AT DECEMBER 31
==============================================================================
 (in US $)

ASSETS                                               2001                2001
------------------------------------------------------------------------------
                                                                   (March 31)
CURRENT ASSETS

Cash                                                    -             176,037
Receivables                                       456,931             278,879
Research and development tax                      479,576             341,468
credit receivable
Prepaid expenses                                    1,705               1,871

                                     -----------------------------------------
                                                  938,212             798,255
                                     -----------------------------------------

Fixed assets (note 4)                             110,160             115,033
Future income taxes                               223,026             195,094

                                     -----------------------------------------
                                                  333,186             310,127
                                     -----------------------------------------

------------------------------------------------------------------------------
                                                1,271,398           1,108,382
==============================================================================


Approved by:

-----------------------------
Jean-Paul Ouellette


-----------------------------
Eric Ouellette

VISION GLOBALE SOLUTION INC.
============================================================================

LIABILITIES                                            2001            2001
----------------------------------------------------------------------------
                                                                  (March 31)
CURRENT LIABILITIES

Bank loan                                            90,654         166,886
Payable                                             296,628         321,241
Deferred revenues                                   248,429         218,868
Current portion of obligations under                 19,098          12,644
capital leases
Current portion of long-term debt                   175,155         182,189

                                           ---------------------------------
                                                    829,964         901,828
                                           ---------------------------------

Obligation under capital leases (note 6)              3,595           5,178
Long-term debt (note 7)                             302,471         248,695
Preferred share                                     329,608         350,857
Future income taxes                                       -

                                           ---------------------------------
                                                    641,863         604,730
                                           ---------------------------------

SHAREHOLDERS' EQUITY

Capital stock (note 8)                              653,454         402,958

Contributed surplus

Deficit                                           (854,932)       (823,917)

Accumulated other comprehensive income                7,238         22, 783

                                           ---------------------------------
                                                  (194,240)       (398,176)
                                           ---------------------------------

----------------------------------------------------------------------------
                                                  1,271,398       1,108,382
============================================================================

VISION GLOBALE SOLUTION INC.
STATEMENT OF CASHFLOW FOR THE PERIODS ENDED DECEMBER 31
==================================================================================================

STATEMENT OF CASHFLOW (US $)                   2001          2000         2001          2000
                                            (3 MONTHS)    (3 MONTHS)   (9 MONTHS)    (9 MONTHS)

OPERATING ACTIVITIES

Net income                                      (137,937)     (66,070)      (31,015)     (134,210)

Adjustments for:

    Amortization                                   9,241        7,312         9,647        32,603
   Gain on debt Redemption                                                                (19,710)
    Future income taxes                                             -        27,932         4,852
--------------------------------------------------------------------------------------------------
                                                (128,696)     (58,758)        6,564      (166,465)

Changes in non-cash items of                     165,127       41,858      (190,422)      (44,778)
working capital

--------------------------------------------------------------------------------------------------
                                                  36,431      (16,900)     (183,858)      (71,687)
--------------------------------------------------------------------------------------------------

INVESTMENT ACTIVITIES
Additions to fixed assets                              -            -       (30,890)       (5,042)
Goodwill                                               -            -             -             -
--------------------------------------------------------------------------------------------------
                                                       -            -       (30,890)       (5,042)
--------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES

Bank loan                                        (18,554)       9,278       (76,232)      118,787
Due to a company under common                    (19,507)           -             -          (456)
control
Obligation under capital lease                                                4,871             -
Repayment of obligations under                    (3,526)      (8,988)      (11,129)      (14,615)
capital leases
Long-term debt                                     8,341       26,346        56,935        18,514
Repayment of long-term debt                       (3,185)      (9,736)      (10,193)      (92,525)
Non-controlling interest                                            -       250,496       119,948

--------------------------------------------------------------------------------------------------
                                                 (36,431)      16,900       214,748       149,653
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
Foreign exchange loss on cash                          -            -             -        (8,720)
held in foreign currency
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
Net decrease in cash position                         (0)           -             -       (64,204)
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
Cash, beginning                                        -            -             -       111,833
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
Cash, end                                             (0)           -             -       176,037
--------------------------------------------------------------------------------------------------

                                                5

VISION GLOBAL SOLUTIONS INC.
================================================================================
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 2001
(in US $)

1.   CONSOLIDATED FINANCIAL STATEMENTS

     These consolidated financial statements include the accounts of VISION GLOBAL SOLUTIONS INC. and its subsidiaries A.R.T.I. VISION INC. and VISION/R4 CORPORATION (the Group).

     On October 10, 2000 VISION ONTARIO INC. acquired all the Common shares of A.R.T.I. VISION INC. and VISION/R4 CORPORATION by issuing 20,000,000 Common Shares to the holders of the Common shares of A.R.T.I. VISION INC. and VISION/R4 CORPORATION.

     VISION GLOBAL SOLUTIONS INC. (the Company) was created on December 20, 2000 as the result of an amalgamation of two previously incorporated companies, OUTER EDGE HOLDINGS INC. and VISION ONTARIO INC. pursuant to the laws of the Province of Ontario, Canada.

2.   SIGNIFICANT ACCOUNTING POLICIES

     a)  BASIS OF PRESENTATION

         These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) and have been originally prepared in Canadian dollars and then translated in US dollars, (the reporting currency) under the requirements of SFAS no. 52.

     b)  PRINCIPLES OF CONSOLIDATION

         These consolidated financial statements include the accounts of VISION GLOBAL SOLUTIONS INC. for the period ending December 31, 2001 and its subsidiaries A.R.T.I. VISION INC. and VISION/R4 CORPORATION for the period ended December 31, 2001.

     c)  USE OF ESTIMATES

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period presented. Actual results could differ from estimates made by management.

VISION GLOBAL SOLUTIONS INC.
================================================================================
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 2001
(in US $)

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     d)  REVENUE RECOGNITION

         The Company recognizes revenue under the requirements of AICPA, Statement of Position (SOP) No. 97-2 since 1998. It has also adopted the requirements of SOP 98-4 and SOP 98-9.

         The Company's revenue recognition policy is as follows:

         SALES OF SOFTWARE

         The Company recognizes revenue from sales of software upon evidence of an agreement (written contract between both parties), the delivery of the software and the determination that collection of a fix or determinable fee is probable.

         Services are always included in the sale of software and represent installation, consulting, training and specific modifications to the software asked by the customer. Evidence of fair value for each element of services generally exist and revenue from each element is accounted for using the percentage of completion method. When the sales of software require significant consultation and customization or modification of the software, both software and services are recognized in accordance with the provisions of SOP 81-1 using the percentage of completion method based on cost imputs.

         PRODUCT SUPPORT AND OTHER SERVICES

         Maintenance service revenue is allocated over the term, generally one year but up to three years. Revenues from training, consultation and technical support are recognized as the services are performed.

VISION GLOBAL SOLUTIONS INC.
================================================================================
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 2001

     e)  FIXED ASSETS

         Tangible assets are recorded at cost and are depreciated over their estimated useful lives as follows:

                                           DEPRECIATION METHOD     PERIOD/RATE
         Office furniture and equipment    Declining               20%
         Computer equipment                Declining               30%
         Leasehold improvements            Straight-line           3 years

         The management regularly reviews the carrying values of the fixed assets. If the carrying value of the fixed assets exceeds the amount recoverable, a write-down is debited to the consolidated statement of income.

         Intangible assets are recorded at cost and are amortized over their estimated useful lives as follows:

                                 AMORTIZATION        RATE
                                 METHOD
         Software                Declining           20%

         The management regularly evaluates the carrying value of the intangible assets for potential permanent impairment. If there is a permanent impairment in the value of the intangible assets, a write-down is debited to the consolidated statement of income.

     f)  FOREIGN CURRENCY TRANSACTIONS

         Monetary assets and liabilities are translated at the rate of exchange in effect at year-end. Other assets and liabilities are translated at their historic rates. Items appearing in the statement of earnings are translated at the average rates for the year. Exchange gains or losses are included in the statement of income.

     g) GOVERNMENT ASSISTANCE AND SCIENTIFIC RESEARCH AND EXPERIMENTAL DEVELOPMENT TAX CREDITS

         Government assistance and scientific research and experimental development tax credits are accounted for in the year the Company becomes eligible. Government assistance and tax credits related to development expenses are recorded as a reduction of the expense to which the incentive applies.

     h)  RESEARCH AND DEVELOPMENT EXPENDITURES

         Research and development expenses, are reduced by the related investment tax credits.

VISION GLOBAL SOLUTIONS INC.
================================================================================
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 2001

     i)  STOCK OPTIONS

         The Company has elected to account for the Stock Option Plan according to Stock Based Compensation. "This standard encourages the adoption of the fair value-based method of accounting for employee stock options or similar equity instruments. Under the fair value-based method, compensation cost is measured at the grant date based on the value of the award.


3.   RESEARCH AND DEVELOPMENT TAX CREDIT

     The Company asked for research and development tax credit based on this year's development expenses. Since the income taxes forms were completed after the end of the year, the tax credits are receivable as at December 31, 2001. The Company generally receives the credit in the next fiscal year.

     The Company has a historic of receiving the research and development tax credits it claims.

VISION GLOBAL SOLUTIONS INC.
================================================================================
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 2001
(in US $)

4.   FIXED ASSETS

                                                              2001                          2001
                                                                                         (March 31)
                                                           Accumulated
                                                  Cost     Depreciation   Net Value      Net Value
     TANGIBLE ASSETS:
           Office furniture and equipment     $  41,114     $  27,875     $  13,239      $  12,400
           Computer equipment                   159,840       108,523        51,317         46,585
           Leasehold improvements                10,083        10,083            (0)         3,785

           Assets under capital leases:
           Computer equipment                    48,203        21,491        26,712         30,244

                                              -----------------------------------------------------
                                                259,240       167,972        91,268         93,014
                                              -----------------------------------------------------
         INTANGIBLE ASSETS:
                                              -----------------------------------------------------
           Software                              72,052        53,160        18,892         22,019
                                              -----------------------------------------------------

                                              -----------------------------------------------------
                                              $ 331,292     $ 221,132     $ 110,160      $ 115,033
                                              =====================================================

VISION GLOBAL SOLUTIONS INC.
================================================================================
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 2001
(in US $)

5.   BANK LOAN

     The Company has credit facilities for an amount up to $ 190,260 (CA$ 300,000 $), bearing interest at prime rate plus 1.75%, secured by the accounts receivable and the endorsements of the parent company and a director. The bank loan is renewable in September 2001. The Company has to maintain a working capital ratio of 1.1 or more and a debt/equity ratio of
     2.5 or less. As at March 31, 2001, the Company does not respect these ratios.

     Upon ascertaining the failure to comply with the terms of such credit facilities, the financial institution has decided not to exercise its rights thereunder for the next twelve months.


6.   OBLIGATIONS UNDER CAPITAL LEASES

                                                                                               2001                     2001
                                                                                                                  (March 31)
Capital lease contract for the financing of computer equipment, repayable by monthly installments of $357 and one final payment of $1, bearing
interest at 13.15%, maturing in July 2001                                                         -                    1,464

Capital lease contract for the financing of computer  equipment,  repayable by monthly  installments  of $1057 and one final payment of $3196,  bearing
interest at 17.1%, maturing in June 2003                                                      8,304                   17,969

Capital lease contract for the financing of computer equipment, repayable by monthly installments of $1,111 and one final payment of $3,368, bearing
interest at 12,4%, maturing in June 2003                                                     11,197                        -

Capital lease contract for the financing of computer equipment, repayable by monthly installments of $157, bearing interest at 17,1%, maturing in
January 2003                                                                                  5,970                        -
                                                                             ------------------------------------------------
                                                                                             25,471                   19,433

Interests included in the lease payments                                                     (2,778)                  (1,611)
                                                                             ------------------------------------------------
                                                                                             22,693                   17,822

Current portion of the unpaid obligations                                                   (19,098)                 (12,644)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                           $  3,595                    5,178
=============================================================================================================================

Future minimum payments under capital leases required in each of the next two years are as follows: 2002, $19,098; 2003, $3,595.

VISION GLOBAL SOLUTIONS INC.
================================================================================
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 2001
(in US $)

7.       LONG-TERM DEBT

                                                                                       ----------------------------------------
                                                                                                  2001                    2001
                                                                                       ----------------------------------------
                                                                                                                    (March 31)
Loan of $827,892 repayable by remitting 50% of the research and development tax credits and by annual installments equal to 15% of the funds generated up to a maximum of $128,426 annually, plus a premium based on the net income, plus interest at a rate set by the Ministere du Revenu du Quebec, secured by all of the fixed assets and the receivables. The Group has to maintain a combined working
capital ratio of 0.75 and a debt/equity ratio of 2.5 or less under Canadian GAAP.            $ 271,525               $ 274,443

Loan of $64,624 repayable in four consecutive equal annual installments, maturing
March 2003                                                                                      64,624                  64,624

Loan from the parent company, non-interest bearing, no maturity date and no specific terms of repayment, subordinated to the complete repayment of all other
obligations of the Company                                                                      62,832                  62,832

Loan from a director, no interest, no term of repayment                                         64,774                   7,839

Loan of $31 720, repayable by monthly installments of $881, plus interests at prime rate plus 3%, maturing in February 2003. The Company has to maintain a working capital ratio of 1.1 and a debt/equity ratio of 2.5 or less. As of March
31, 2001, the Company does not respect these ratios. Upon ascertaining the failure to comply with the terms of such credit facilities, the financial institution has
 decided not to exercise its rights thereunder for the next twelve months.                      13,871                  21,146
                                                                                       ----------------------------------------
                                                                                               477,626                 430,884

Current portion of long-term debt                                                             (175,155)               (182,189)
                                                                                       ----------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
                                                                                               302,471                 248,695
===============================================================================================================================

     Principal repayments required in each of the next five years are as follows: 2002, $175,155; 2003, $25,848; 2004, $16,156; 2005, $16,156; 2006,
     $16,156.

                                                              12

VISION GLOBAL SOLUTIONS INC.
================================================================================
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 2001
(in US $)

8.  CAPITAL STOCK

     Authorized:
     An unlimited number of shares without par value of:

        Class "A", voting and participating

        From the wholly-owned subsidiary, A.R.T.I. Vision inc. Class "D", preferential non cumulative monthly dividend of 1% calculated on the redemption price, redeemable for the amount of paid-up capital plus all declared but unpaid dividends, plus a premium equal to the difference between the paid-up capital and the fair market value of the assets received by the Company at the issuance of these shares, the redeemable price of the Class "D" shares is $ 1 plus any declared but unpaid dividends

                                                  2001                  2001
Stated:                                                              (March 31)

25,384,048   Class "A" shares                   423,559                173,063
   344,000   Class "D" shares                   229,895                229,895

                                         --------------------------------------
                                                653,454                402,958
                                         ======================================

         The Company issued 1,921,666 Class "A" shares for a total cash consideration of $250,496.

VISION GLOBAL SOLUTIONS INC.
================================================================================
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTH PERIOD ENDED DECEMBER, 2001
(in US $)

8.   CAPITAL STOCK (continued)

     STOCK OPTIONS

     The Company has adopted a Stock Option Plan (the Plan) which provides for the granting of options to officers, directors and employees of the Company. Currently, options for 2,270,000 shares of the capital stock have been issued under the Plan. The option price, the number of shares and the date of the grant date are determined at the discretion of the Board of Directors but the price attach to the option will never be lower than the market price. Grantees vest in the options at the date of the grant.

     A summary of the status of the Company's Stock Option Plan as of March 31, 2001, and changes during the year the ended as follows:

                                                                          Shares             Weighted Average
                                                                                              Exercise Price
Outstanding at beginning of year                                        $         -            $         -
Granted                                                                   2,270,000                   0.23
Exercised                                                                                             0.22
Forfeited                                                                         -                      -

Outstanding at end of year                                                1,496,618                   0.23

Options exercisable at year end                                           1,496,618

Weighted average fair value of options granted during the year          $         -

     The following table summarizes information about stock options outstanding at March 31, 2001.

-------------------------- ----------------------- ----------------------- --------------------------- ----------------------
                                                   Weighted Average
                           Number Outstanding at   Remaining Contractual   Weighted Average Exercise   Number Exercisable at
Range of Exercise Prices   12/31/01                Life (in years)         Price                       12/31/01
-------------------------- ----------------------- ----------------------- --------------------------- ----------------------
 $ 0.20 - 0.25             1,496,618               0.75                    $  0.23                     1,496,618
-------------------------- ----------------------- ----------------------- --------------------------- ----------------------

VISION GLOBAL SOLUTIONS INC.
================================================================================
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 2001
(in US $)

8.  CAPITAL STOCK (continued)

     Warrants

     The Company may issue up to 3,000,000 Series A Warrants granting to the holders thereof the right to purchase one Class "A" share at a price of $
     0.40 (CA$ 0.60) per share on or before December 31, 2001.


9.  FINANCIAL INSTRUMENTS

     a)  CREDIT RISK

         The Company is not exposed to significant risk from any particular customer or other business counterpart. The Company reviews the financial position of its customers on a continuous basis and examines the historical line of credit of any new customer. The Company sets up an allowance for doubtful accounts taking into consideration the credit risk of specific customers, the historical trends and other information.

     b)  INTEREST RATE RISK

         The interest rate risk of the Company is limited. A change of 1% in the interest rates would not have an important effect on the income or the financial position of the Company.

     c)  FOREIGN EXCHANGE RISK

         Approximately 20% of the Company's sales and all its purchases of softwares are done in US dollars. Therefore, some assets and liabilities are exposed to foreign currency fluctuations. The Company does not hold financial instruments to manage foreign currency fluctuations risk.

     d)  FAIR MARKET VALUE

         The carrying amount of current assets, bank loan and payables approximates fair market value because of the short-term nature of these instruments.

VISION GLOBAL SOLUTIONS INC.
================================================================================
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 2001
(in US $)

10.  LOSSES FOR INCOME TAXES PURPOSES

     As at March 31, 2001, the Company has allowable capital losses totaling $27,280 for Federal as well as Provincial income taxe purposes. These losses can be deducted from future years capital gains.

     As at March 31, 2001, the Company has allowable non-capital losses totaling $92,854 for Federal as well as Provincial income taxe purposes. The expiration date for using these losses to reduce future income taxes is 2008.

11.  COMMITMENTS

     a)  RENT

         The Company's total obligations under the terms of the lease expiring June 30, 2002 amount to $28,548 payable as follows over the next two years: 2002, $14,271; 2003, $14,274.

     b)  OPERATING LEASES

         The total obligations under operating leases for automotive equipment is $7,712 and includes the following payments for the next two years:
         2002, $7,712.


12.  CONTINGENCIES

     A former contractant filed a lawsuit of $ 17,056 against a subsidiary. The management judges that the lawsuit is not founded, and therefore no amount has been accounted for in these consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion of the Company's results of should be read in conjunction with the information contained in the Consolidated Financial Statements and related Notes thereto. The following discussion provides a comparative analysis of material changes for the quarters ended December 31, 2001 and 2000, in the financial condition and results of operations of the company. The consolidated financial statements include the accounts of Vision Global Solution Inc. and its subsidiaries A.R.T.I. Vision Inc and Vision/R4 Corporation.

RESULTS OF OPERATIONS

The Company's revenues and operating results have varied substantially from quarter to quarter. The company recognizes revenue from sales of software upon evidence of an agreement (written contract between both parties), the delivery of the software and the determination that collection of a fix or determinable fee is probable.

Services are always included in the sale of software and represent installation, consulting, training and specific modifications to the software asked by the customer. Evidence of fair value for each element is accounted for using the percentage of completion method. When the sales of software require significant consultation and customization or modification of the software, both software and services are recognized in accordance with the provisions of SOP 81-1 using the percentage of completion method based on cost inputs.

Maintenance service revenue is allocated over the term, generally one year but up to three years. Revenues from training, consultation and technical support are recognized as the services are performed.

REVENUES

Revenues decreased 67% to $179,973 for the three months ended December 31, 2001 from $545,049 for the three months ended December 31, 2000 and decreased 29.7% to $802,072 for the nine months ended December 31, 2001 from $1,140,950 for the nine months ended December 31, 2000. The decrease in revenues is in part a consequence of the events of September 11, 2001 and the general slowdown of the technology industry. We are operating in an evolving and unpredictable market and accordingly have and may continue to experience wide fluctuations in our revenues.

COSTS OF SALES

Costs of sales decreased 53.7% to $75,712 for the three months ended December 31, 2001 from $163,515 for the three months ended December 31, 2000 and decreased 45.1% to $115,745 for the nine months ended December 31, 2001 from $211,012 for the nine months ended December 31, 2000. In relation with the decrease in sales, the cost of goods sold has decreased accordingly.

SELLING

Selling expenses decreased 8.6% to $32,237 for the three months ended December 31, 2001 from $35,282 for the three months ended December 31, 2000 and decreased 19.7% to $161,999 for the nine months ended December 31, 2001 from $201,837 for the nine months ended December 31, 2000. Selling expenses have been maintained in order to sustain the volume of sales.

ADMINISTRATIVE

Administrative expenses decreased 53.5% to $107,917 for the three months ended December 31, 2001 from $232,253 for the three months ended December 31, 2000 and decreased 45.5% to $342,805 for the nine months ended December 31, 2001 from $628,673 for the nine months ended December 31, 2000. This decline in expenses during the periods was the result of continuing operating cost controls.

DEVELOPMENT

Development expenses decreased 40.3% to $100,430 for the three months ended December 31, 2001 from $168,220 for the three months ended December 31, 2000 and decreased 2% to $208,568 for the nine months ended December 31, 2001 from $212,927. The decline mainly reflects the stage of maturity of the Company and its system and related software. Much of the expenditures in 2000 were one-time expenses not to be incurred in 2002.