Form 10KSB
period 2002-03-31
VISION GLOBAL SOLUTIONS INC
filed 2002-07-11
CIK 1135657

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended MARCH 31, 2002
                                            or
[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from           to
                                        ---------    ---------


                              (Commission File No.)

                          VISION GLOBAL SOLUTIONS INC.
                 (Name of Small Business Issuer in Its Charter)

                   CANADA
(State or other jurisdiction of incorporation or            (I.R.S. Employer
                organization                               Identification No.)

 455 NOTRE-DAME EAST, MONTREAL, QUEBEC, CANADA                H2Y 1C9
    (Address of principal executive offices)                 (Zip Code)

         Issuer's Telephone Number, including area code: (514) 848-1166

           Securities registered under Section 12(b) of the Securities
                              Exchange Act of 1934:

                                      NONE

           Securities registered under Section 12(g) of the Securities
                              Exchange Act of 1934:

                           COMMON STOCK, NO PAR VALUE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $ 1,091,049.00.

As of June 10, 2002, the aggregate market value of the voting stock held by non-affiliates, based on the average of the high and the low bid and asked prices reported on such date, was $1,015,660.

As of June 10, 2002, there were 24,596,942 shares of issuer's common stock outstanding.

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS...........................................
ITEM 2.    DESCRIPTION OF PROPERTY...........................................
ITEM 3.    LEGAL PROCEEDINGS ................................................
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .........
ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS ............................................
ITEM 7.    FINANCIAL STATEMENTS ............................................
ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE ............................................

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT ...............
ITEM 10.   EXECUTIVE COMPENSATION ..........................................
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS .................
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..................
ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K ................................

INTRODUCTORY COMMENT

         Throughout this Annual Report on Form 10-KSB, the terms "we," "us," "our," "Vision Global" and "our company" refer to Vision Global Solutions Inc., a Canadian corporation.


                                     PART I

Item 1. Description of Business
-------------------------------

Vision Global Solutions Inc., a Canadian Corporation having its registered office located in the City of Toronto, in the Province of Ontario, at 44 Victoria Street, Suite 2100, Toronto, Ontario, Canada M5C 1Y2. Vision Global's principal executive offices are located at 455 Notre Dame Street East, Montreal, Quebec, Canada H2Y 1C9.

Vision Global has developed and is marketing, under the name Apogee, an integrated accounting and management software that allows companies to apply an activity-based management solution, a common sense systematic method of planning, controlling and improving labor and overhead expenses, to their businesses-management models. In applying activity-based management, the operations of a business are divided into Processes, which are made up of Activities, which are made up of Tasks. Typical Activities include: product design, sales calls, order taking, establishing supplier relationships, purchasing, receiving, setting up production machinery, manufacturing parts, assembling orders, shipping, billing, collecting receivables and paying bills. The performance of each Activity consumes Resources (e.g. humans, material and/or financial) that are recorded as costs in the firm's accounts. Vision Global's Activity-Based Management solution facilitates the integration of such activities within the company's overall strategy, while simultaneously allowing the business to collect information with respect to time and cost concerns.

Vision Global has developed activity-based management software solutions. These solutions have already been tested, debugged and installed on several client sites including: The Commissionaires of Canada (Ottawa, Vancouver, Toronto and New Brunswick); the ADGA Group in Ottawa, a civil engineering consulting firm; CNS Group in Stamford, Connecticut; La Federation des Caisses Populaires Desjardins (a banking institution in Quebec); Fairfax Financial Holdings (insurance industry); Sequoia Insurance Company (in Monterey California); the Quebec Museum, in Quebec, Canada; and the Saskatchewan Government Insurance in Canada.

Vision Global's Apogee is divided into families of products addressing the following requirements: financial management and accounting; project accounting and control; distribution logistics; manufacturing; and business intelligence, consisting of a total of 23 modules, which are priced according to the number of concurrent users per module. Presently, Vision Global's sales and marketing department is under the direct supervision of Jean-Paul Ouellette, President. Furthermore, Mr. Ouellette also oversees all aspects touching on two distributors in the United Kingdom. Vision Global promotes and markets its management software solutions at various trade shows held across the world, by holding conferences and advertising in various trade magazines and through its telemarketing department.

The Software was developed in Progress Software's Application Development Environment, mainly Version 9.1. Progress is a fourth generation language that provides application logic, database management and user-interface management. The integration of the Progress' Application Development Environment with the activities based management model, allows users to engage certain universal functions of the Software, which enable them to more efficiently manage their business. Among others, these features include: the "Navigator," which is the main desktop screen; a "Maintenance" tool which organizes relevant data in logical groupings; an "Enquiry" function which displays data to users; and a "Transactions" system which serves as the focal point for data entry and reports.

In addition to those functions set forth above, the basic make-up of the Apogee Software also assists the user in more easily navigating the product and its many features. These aids include: definable tool bars; dynamic field customizations; multilingual capability (currently English and French, with Spanish and Chinese under development); messaging and e-mail integration; the ability to add annotations and memos; hierarchical security; integrated audit trails; system agents; and links to Microsoft Office suite.

Currently, the Apogee Software, which is entirely developed, uses the Progress database and runs on Windows NT and UNIX. However, a new version is under development for the Microsoft SQL server; and one for Oracle is planned as well.



Item 2. Description of Property
-------------------------------

The company's principal executive offices are located at 455 Notre Dame Street East, Montreal, Quebec, Canada, pursuant to its lease with LYOJO Ltee, Vision Global leases 7,000 square feet of office space at 455 Notre Dame East, Montreal, Quebec, Canada H2Y 1C9. The office space provides the company's programmers with office and product development space. The lease expires on June 30, 2004.


Item 3. Legal Proceedings
-------------------------

The company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matter was submitted to a vote of security holders for the fiscal period 2001-2002.

                                     Part II


Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

On December 11, 2001, the NASD (UTC Compliance Unit) confirmed clearance for an unpriced quotation on the OTC Bulletin Board for Vision Global Solutions, Inc. common stock.

Although quotations for the Company's common stock appear on the OTC Bulletin Board, there is no established trading market for the common stock. For the past 6 months, transactions in the common stock can only be described as sporadic. Consequently, the Company is of the opinion that any published prices cannot be attributed to a liquid and active trading market and, therefore, are not indicative of any meaningful market value.

The following table sets forth for the respective periods the prices of the Company's Common Stock, as reported and summarized by the OTC Bulleting Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.


            Quarter Ended                        High Bid ($)       Low Bid ($)

            March 31, 2002                          0.22               0.17


The Company adopted a Stock Option Plan which provides for the granting of options to officers, directors and employees of the Company. The option price, the number of shares and the date of the grant date are determined at the discretion of the Board of Directors but the price attach to the option will never be lower than the market price. Grantees vest in the options at the date of the grant.

A summary of the Company's Stock Option Plan as of March 31, 2002, and changes during the year the ended as follows:

                                  ----------------------------------------------
                                                           Weighted Average
                                       Shares               Exercise Price
                                  -------------------    -----------------------

Outstanding at beginning of year        1,496,618                 0.23
Granted                                 2,268,900                 0.10
Exercised                              (2,592,438)                0.10
Forfeited                              (1,173,080)                   -

In December 2001, the Company approved issuance of up to $3,000,000 Series A Warrants granting to the holders thereof the right to purchase on Class "A" share at a price of $0.40 per share on or before December 31, 2001. These warrants were never received. The directors therefore intend to extend the expiration date of the warrants to December 31, 2002.

The payment of dividends if any in the future, shall be determined by the Board of Directors, in its discretion and will depend on, among other things, our earnings, our capital requirements; and our financial condition as well as other relevant factors. We have not paid or declared any dividends to date. Holders of common stock are entitled to receive dividends as declared and paid from time to time by our Board of Directors from funds legally available. We intend to retain any earnings for marketing and expansion purposes.

As of March 31, 2002, there were approximately 564 holders on record of the Company's Common Stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

INTRODUCTION

The following discussion of the Company's results should be read in conjunction with the information contained in the Consolidated Financial Statements and related Notes thereto. The following discussion provides a comparative analysis of material changes for the year ended December 31, 2001 and 2002, in the financial condition and results of operations of the company. The consolidated financial statements include the accounts of Vision Global Solution Inc. and its subsidiaries A.R.T.I. Vision Inc and Vision/R4 Corporation.

RESULTS OF OPERATIONS

The Company's revenues and operating results have varied substantially from year to year. The company recognizes revenue from sales of software upon evidence of an agreement (written contract between both parties), the delivery of the software and the determination that collection of a fix or determinable fee is probable.

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

REVENUES

Revenues decreased 28% to $1,091,049 for the year ended March 31, 2002 from $1,521,267 for the year ended March 31, 2001 The decrease in revenues is in part a consequence of the events of September 11, 2001 and the general slowdown of the technology industry. This situation is reflected by the fact that software sales for the year ended March 31, 2002 have decreased by 38% to $203,692 from $328,620 for the year ended March 31, 2001 while sales of service decreased by 25% to $887,357 for the year ended March 31, 2002 from $1,192,647 for the year ended March 31, 2001. Nevertheless, management is in the opinion that revenues generated for the next fiscal period will substantially increase.


COSTS OF SALES

Costs of sales decreased 8% to $260,243 for the year ended March 31, 2002 from $281,349 for the year ended March 31, 2001. Cost of sales has not decreased at the same rate than the sales because certain costs had to be maintain in order to keep our highly trained personnel.

SELLING

Selling expenses decreased 28% to $194,110 for the year ended March 31, 2002 from $269,116 for the year ended March 31, 2001. The primary reason for the decrease of selling expenses is attributable to a reduction of travel and lodging expenses which is a consequence of a decrease of potential clients.

Administrative

Administrative expenses decreased 5% to $795,381 for the year ended March 31, 2002 from $838,230 for the year ended March 31, 2001. This decline in expenses during the year was the result of continuing operating cost controls.

Financial

Financial expenses decreased 16% to $34,512 for the year ended March 31, 2002 from $40,858 for the year ended March 31, 2001. The decline in financial expenses is a result of the reduction of the long term debt and a repayment of a portion of the bank loan reducing it to $34,765 for the year ended March 31, 2002 from $166,886 for the year ended March 31, 2001.

Development and product enhancements

Development expenses and products enhancement increased 28% to $362,152 for the year ended March 31, 2002 from $283,902 for the year ended March 31, 2001. This increase is the result of the company hiring two new programmers to develop and enhance our solution to meet the specific requirements for the construction industry, opening a new niche market for our solution.


Item 7. Financial Statements
----------------------------

The financial statements of the Company are filed with this annual report on Form 10KSB.


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

None


                                    Part III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

Directors and Officers
----------------------

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

       NAME                      AGE       PRESENT POSITION WITH VISION GLOBAL
       ----                      ---       -----------------------------------

       Jean-Paul Ouellette       60        Chairman, President, Chief Executive
       Montreal, Quebec                    Executive Officer and Director

       Donald Douglas            60        Director
       Kitchener, Ontario

       Eric Ouellette            30        Director
       Montreal, Quebec

All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders or until their successors are duly elected and qualified.

The following is information on the business experience of each director and officer.

JEAN-PAUL OUELLETTE. Jean-Paul Ouellette is the Chairman, President, Chief Executive Officer and Director of Vision Global since its inception. Mr. Ouellette formerly served as the chairman, president, CEO and a director of Vision Ontario Inc. Mr. Ouellette founded Vision R/4 Corporation and A.R.T.I. Vision; he also served as Vision R/4 and A.R.T.I.'s President, Secretary and Director. He started his career in the sales department of Burroughs Business Machine Inc. in the mid-1960's. He then worked for MAI Canada Inc. as Eastern

District Manager for eight years. In May 1979, Mr. Ouellette left MAI, and started two of his own computer-related companies, under the names Ridding/Ouellette Inc. and Rexin Business Machines Inc., working exclusively with hardware manufacturers in the United States and Taiwan. Mr. Ouellette sold both of these companies in 1987. Following the sale of Ridding and Rexin, Mr. Ouellette was self-employed as a consultant, providing sales and marketing advice to small organizations. In 1978, Mr. Ouellette acquired Marche au Chalet Inc., a grocery store in Ste-Adele, Quebec, Canada previously owned by IGA (now Sobey's). Mr. Ouellette still owns Marche au Chalet, which employs approximately 60 employees. In 1980, Mr. Ouellette acquired IGA Shawinigan, a retail grocery company in Shawinigan, Quebec, Canada, which he sold in 1994. In May 1989, he was Vice President of Marketing and Sales for Varnet Canada, a software company. In 1993, Mr. Ouellette founded the Vision Group.

DONALD DOUGLAS. Donald Douglas has served as a Director of Vision Global since the company's inception. Mr. Douglas has been a professor and coordinator of the Police Foundations and Law and Security Administration programs at Conestoga College for 27 years. Mr. Douglas developed training modules in Security Administration and Corrections, as well as courses in criminology and the law, for the Waterloo Regional Police Service and the Ministry of Correctional Services. He recently served with the U.S. Department of Justice in police training (ICITAP) as part of the United Nations' peace-keeping force in Haiti. Mr. Douglas holds degrees from Cambridge and London University, an honors degree from Sir George Williams University and an M.A. in Sociology from McMaster University. Mr. Douglas is the author of numerous articles and papers in his field. He also has served as Chairperson with direct responsibility for fund-raising for many not-for-profit community service organizations.

ERIC OUELLETTE. Eric Ouellette has been a director since the year 2001. Mr. Ouellette presently operates his own real-estate business and has been successful in his business dealings. His contribution to the Company's business can be felt by his objective views and opinions delivered to the Board.


Item 10. Executive Compensation
-------------------------------

Mr. Jean-Paul Ouellette is the only officer who has received compensation. He received compensation in the form of a salary of CAN $100,000.00 (US$65,000.00) during the fiscal year ended March 31, 2001 as Vision Global's president and chief executive officer. The Company has not set aside or accrued any funds to provide pension, retirement or similar benefits for its directors or senior management.

The Company has no agreement or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding employment with the Company or compensation for services. The Company has no plan, agreement, or understanding, express or implied, with any officer, director or principal stockholder, or their affiliates or associates, regarding the issuance to such persons of any shares of the Company's authorized and unissued common stock. There is no understanding between the Company and any of its present stockholders regarding the sale of a portion or all of the common stock currently held by them in connection with any future participation by the Company in a business. There are no other plans, understandings, or arrangements whereby any of the Company's officers, directors, or principal stockholders, or any of their affiliates or associates, would receive funds, stock, or other assets in connection with the Company's participation in a business. No advances have been made or contemplated by the Company to any of its officers, directors, or principal stockholders, or any of their affiliates or associates.

There is no policy that prevents management from adopting a plan or agreement in the future that would provide for cash or stock based compensation for services rendered to the Company.

Items 11. Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The following table sets forth information relating to the beneficial ownership of Vision Global's common stock by those who beneficially own more than 5% of Vision Global's common stock and by all of Vision Global's directors and executive officers as a group, as of December 31, 2000. The business address of each person is in care of Vision Global, unless otherwise noted.

                                                                       PERCENTAGE OF
NAME AND ADDRESS OF            PRESENT POSITION WITH  NUMBER OF SHARES OUTSTANDING
BENEFICIAL OWNER               VISION GLOBAL          OWNED            COMMON STOCK
---------------------------    ---------------------  ---------------- ---------------
Jean-Paul Ouellette            Chairman, Director,        12,648,000       51.42%
455 Notre Dame Street East     President, and Chief
Montreal, Quebec               Executive Officer
Canada, J8B 3B5

Jacques Gauvin                 ____                        3,021,000       12.3%
6984 Chateaubriand
Montreal, Quebec
Canada, H2S 2P2

Martine Lavoie                 ____                        1,860,552        7.6%
1030 Cherrier, Suite 303
Montreal, Quebec
Canada, H2L 1H9

CDS & Co                       ____                        8,222,612       33.43%
25 The Esplanade
Box 1038, Stm A
Toronto, Ontario
Canada, MJW 1G5

All Officers and Directors as a Group                     12,648,000       51.42%



We have attempted to obtain information on the beneficial holders of the stock held by CDS & Co. To the best of our knowledge, there are no beneficial owners of 5% or over holding stock in the name of CDS & Co.


Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

Transactions with Promoters

Not applicable

Related Party Transactions. There have been no related party transactions which would be required to be disclosed pursuant to Item 404 of Regulation S-B.

Jean-Paul Ouellette expects to enter into a three year full-time employment contract with Vision Global to act as its president and chief executive officer. No other director or any associates or affiliates thereof, has had any material interest, direct or indirect, in any transaction which has materially affected or will materially affect Vision Global.


Item 13. Exhibits and Reports on Form 8K
----------------------------------------

Copies of the following documents are included with this Registration Statement,

Form 10-KSB as exhibits:

Certificate of Incorporation of Vision Global Solutions Inc. *

Bylaws of Vision Global Solutions Inc.*

* these exhibits are incorporated herein by this reference to the Company's Registration Statement on form 20-F filed with the Securities Exchange Commission on October 17, 2001.

SIGNATURES


              Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, Vision Global Solutions Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISION GLOBAL SOLUTIONS INC.



/s/ JEAN-PAUL OUELLETTE
-------------------------------------------------
Jean-Paul Ouellette
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date:  July 10, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                       TITLE                    DATE

/s/ JEAN-PAUL OUELLETTE             Chief Executive Officer        July 10, 2002
-----------------------------       and Chairman of the Board
Jean-Paul Ouellette                 (principal executive officer)


/s/ ERIC OUELLETTE                  Director                       July 10, 2002
----------------------------
Eric Ouellette

/s/ DONALD DOUGLAS                  Director                       July 10, 2002
----------------------------
Donald Douglas

                          VISION GLOBAL SOLUTIONS INC.
                       CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

================================================================================

                                                                AUDITORS' REPORT

To the Shareholders of
VISION GLOBAL SOLUTIONS INC.


We have audited the consolidated balance sheet of VISION GLOBAL SOLUTIONS INC. as at March 31, 2002 and the consolidated statements of earnings, comprehensive income (loss), deficit and cash flows for the year ended March 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2002 and the results of its operations and its cash flows for the year ended March 31, 2002 in accordance with generally accepted accounting principles in the United States.


                                             /s/ Verrier Paquin Hebert

Drummondville,                               General Partnership
Canada                                       Chartered Accountants
June 3, 2002

VISION GLOBAL SOLUTIONS INC.
================================================================================
                  CONSOLIDATED STATEMENT OF EARNINGS FOR THE YEAR ENDED MARCH 31 (in US $)

                                                  -------------   -------------
                                                      2002             2001
                                                  -------------   -------------
SALES
  Sales of software                               $    203,692    $    328,620
  Sales of services                                    887,357       1,192,647
                                                  -------------   -------------

                                                     1,091,049       1,521,267
COST OF SALES                                          260,243         281,349
                                                  -------------   -------------
GROSS MARGIN                                           830,806       1,239,918
                                                  -------------   -------------
OPERATING EXPENSES
  Selling                                              194,110         269,116
  Administrative                                       795,381         838,230
  Financial                                             34,512          40,858
  Development expenses and products enhancement        362,152         283,902
                                                  -------------   -------------
                                                     1,386,155       1,432,106
                                                  -------------   -------------
OPERATING LOSS                                        (555,349)       (192,188)
GAIN ON DEBT REDEMPTION                                     --          19 710
                                                  -------------   -------------
LOSS BEFORE INCOME TAXES                              (555,349)       (172,478)
                                                  -------------   -------------
INCOME TAXES
  Payable (recovered)                                       --              --
  Future                                               195,094           6,469
                                                  -------------   -------------
                                                      (195,094)          6,469
                                                  -------------   -------------
NET LOSS                                          $   (750,443)   $   (178,947)
                                                  =============   =============
NET LOSS PER SHARE - BASIC AND DILUTED            $      (0.03)   $     (0.009)

WEIGHTED AVERAGE NUMBER OF SHARES:
  BASIC AND DILUTED                                 24,596,942      20,808,528

(SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)

VISION GLOBAL SOLUTIONS INC.
================================================================================
                   CONSOLIDATED STATEMENT OF DEFICIT FOR THE YEAR ENDED MARCH 31

(in US $)
                                                   ------------     ------------
                                                       2002             2001
                                                   ------------     ------------

BALANCE, BEGINNING OF YEAR                         $  (823,917)     $  (644,970)

NET LOSS                                              (750,443)        (178,947)
                                                   ------------     ------------

BALANCE, END OF YEAR                               $(1,574,360)     $  (823,917)
                                                   ============     ============


    CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS FOR THE YEAR ENDED MARCH 31

                                                   ------------     ------------
                                                       2002              2001
                                                   ------------     ------------

NET LOSS                                           $  (750,443)     $  (178,947)

UNREALIZED FOREIGN CURRENCY GAINS
  (LOSSES) DURING THE PERIOD                            11,505          (34,042)
                                                   ------------     ------------

COMPREHENSIVE LOSS                                 $  (738,938)     $  (212,989)
                                                   ============     ============


(SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)

                           CONSOLIDATED BALANCE SHEET

VISION GLOBAL SOLUTIONS INC.
================================================================================
                                       CONSOLIDATED BALANCE SHEET AS AT MARCH 31
(in US $)

                                                       -----------   -----------
                                                          2002           2001
                                                       -----------   -----------
                                  -----------
                                  A S S E T S
                                  -----------

CURRENT ASSETS
  Cash                                                 $   17,382    $  176,037
  Receivables                                             132,565       278,879
  Research and development tax credit receivable               --       341,468
  Prepaid expenses                                            250         1,871
  Current portion of note receivable                       22,041            --
                                                       -----------   -----------

                                                          172,238       798,255

FIXED ASSETS (Note 5)                                      98,890       115,033

NOTE RECEIVABLE (Note 4)                                   11,870            --

FUTURE INCOME TAXES                                            --       195,094
                                                       -----------   -----------

                                                       $  282,998    $1,108,382
                                                       ===========   ===========


 On behalf of the Board of Directors:

(S) Jean-Paul Ouellette..................................., Director
(S) Eric Ouellette     ..................................., Director


(SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)


VISION GLOBAL SOLUTIONS INC.
====================================================================================
                                           CONSOLIDATED BALANCE SHEET AS AT MARCH 31
(in US $)

                                                        ------------   ------------
                                                            2002            2001
                                                        ------------   ------------
                                    -----------
                                    LIABILITIES
                                    -----------

CURRENT LIABILITIES
  Bank loan (Note 7)                                    $    34,765    $   166,886
  Payables                                                  280,329        321,241
  Deferred revenues                                         156,955        218,868
  Current portion of obligations under capital leases        15,190         12,644
  Current portion of long-term debt                          26,354        182,189
                                                        ------------   ------------

                                                            513,593        901,828

OBLIGATIONS UNDER CAPITAL LEASES (Note 8)                     8,867          5,178

LONG-TERM DEBT (Note 9)                                     294,437        248,695

PREFERRED SHARES (Note 10)                                  350,857        350,857
                                                        ------------   ------------

                                                          1,167,754      1,506,558
                                                        ============   ============

                              ------------------------
                              SHAREHOLDERS' DEFICIENCY
                              ------------------------

CAPITAL STOCK (Note 11)                                     655,316        402,958

DEFICIT                                                  (1,574,360)      (823,917)

ACCUMULATED OTHER COMPREHENSIVE
INCOME (Note 12)                                             34,288         22,783
                                                        ------------   ------------

                                                           (884,756)      (398,176)
                                                        ------------   ------------

                                                        $   282,998    $ 1,108,382
                                                        ============   ============

(SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)

                                                                                 F-5

VISION GLOBAL SOLUTIONS INC.
================================================================================
                CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEAR ENDED MARCH 31

(in US $)


                                                        ----------   ----------
                                                           2002         2001
                                                        ----------   ----------

OPERATING ACTIVITIES
  Net income (net loss)                                 $(750,443)   $(178,947)
   Adjustments for:
     Depreciation of fixed assets                          39,461       43,470
     Gain on debt redemption                                   --      (19,710)
     Research and development tax credits not granted     144,741           --
     Future income taxes                                  195,094        6,469
                                                        ----------   ----------
                                                         (371,147)    (148,718)

   Changes in non-cash items of working
     capital (Note 13)                                    243,699       31,734
                                                        ----------   ----------
                                                         (127,448)    (116,984)
                                                        ----------   ----------

INVESTMENT ACTIVITIES
  Additions to fixed assets                                  (965)      (6,723)
  Note receivable                                         (34,633)          --
                                                        ----------   ----------
                                                          (35,598)      (6,723)
                                                        ----------   ----------
FINANCING ACTIVITIES
  Bank loan (repayment)                                  (132,536)     158,383
  Due to a company under common control                        --         (608)
  Repayment of obligations under capital leases           (17,039)     (19,486)
  Long-term debt                                               --       24,685
  Repayment of long-term debt                            (104,661)    (123,367)
  Issuance of shares                                      252,358      159,930
                                                        ----------   ----------
                                                           (1,878)     199,537
                                                        ----------   ----------
EFFECT OF FOREIGN CURRENCY TRANSACTION
ON CASH                                                     6,269      (11,626)
                                                        ----------   ----------

NET INCREASE (DECREASE) IN CASH POSITION                 (158,655)      64,204

CASH, BEGINNING OF YEAR                                   176,037      111,833
                                                        ----------   ----------

CASH, END OF YEAR                                       $  17,382    $ 176,037
                                                        ==========   ==========


(SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)

VISION GLOBAL SOLUTIONS INC.
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               FOR THE YEAR ENDED MARCH 31, 2002
(in US $)

1.   CONSOLIDATED FINANCIAL STATEMENTS

     These consolidated financial statements include the accounts of VISION GLOBAL SOLUTIONS INC. and its subsidiaries A.R.T.I. VISION INC. and VISION/R4 CORPORATION (the Group).

2.   SIGNIFICANT ACCOUNTING POLICIES

     a)   BASIS OF PRESENTATION

          These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) and have been originally prepared in Canadian dollars and then translated in US dollars (the reporting currency) under the requirements of SFAS No. 52.

     b)   PRINCIPLES OF CONSOLIDATION

          These consolidated financial statements include the accounts of VISION GLOBAL SOLUTIONS INC. for the year ended March 31, 2002 and its subsidiaries A.R.T.I. VISION INC. and VISION/R4 CORPORATION for the year ended March 31, 2002.

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

VISION GLOBAL SOLUTIONS INC.
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               FOR THE YEAR ENDED MARCH 31, 2002
(in US $)

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

          Sales' agreements may contain certain elements other than the software licences such as installation, consulting, training and specific modifications to the software asked by the customer. For multiple elements arrangements, the Company establishes vendor-specific objective evidence of fair value of the multiple elements based upon the price established by management having the relevant authority and certainty that the price will not change before the separate introduction of the element into the market place. Revenue is therefore allocated to the elements based on vendor-specific objective evidence. Revenue allocated to the software is recognized upon delivery and revenues allocated to services are recognized using the percentage of completion method. Objective evidence of fair value for each element usually exists and each element is listed separately on the agreement.

          If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value exists for undelivered elements or until all elements of the arrangement are delivered. When the sales of software require significant consultation and customization or modification of the software, both sale of software and services are recognized in accordance with the provisions of SOP 81-1 using the percentage of completion method based on costs inputs.

          PRODUCT SUPPORT AND OTHER SERVICES

          Maintenance service revenue is allocated over the term, generally one year but up to three years. Revenues from training, consultation and technical support are recognized as the services are performed.

     e)   FIXED ASSETS

          Tangible assets are recorded at cost and are depreciated over their estimated useful lives as follows:

                                                 DEPRECIATION         PERIOD/
                                                   METHOD               RATE
                                                 ------------       ------------
          Office furniture and equipment          Declining               20%
          Computer equipment                      Declining               30%
          Leasehold improvements                  Straight-line       3 years

          The management regularly reviews the carrying values of the fixed assets. If the carrying value of the fixed assets exceeds the amount recoverable, a write-down is debited to the consolidated statement of income.

VISION GLOBAL SOLUTIONS INC.
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               FOR THE YEAR ENDED MARCH 31, 2002
(in US $)


2.   SIGNIFICANT ACCOUNTING POLICIES (continued)

     e)   FIXED ASSETS (continued)

          Intangible assets are recorded at cost and are amortized over their estimated useful lives as follows:

                                                     AMORTIZATION
                                                        METHOD            RATE
                                                        ------            ----
          Software                                     Declining           20%

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

     h)   RESEARCH AND DEVELOPMENT EXPENDITURES

          Research and development expenses, other than capital expenditures, are expensed as incurred. Research and development expenses are reduced by the related investment tax credits.

3.   INFORMATIONS ON INCOME
                                                         ----------   ----------
                                                            2002         2001
                                                         ----------   ----------
     Depreciation of fixed assets                        $  39,461    $  43,470
     Interest expenses                                   $  34,512    $  40,858
     Research and development tax credits (not granted)  $(144,741)   $ 379,215

VISION GLOBAL SOLUTIONS INC.
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               FOR THE YEAR ENDED MARCH 31, 2002
(in US $)


4.   NOTE RECEIVABLE
                                                            ---------  ---------
                                                              2002        2001
                                                            ---------  ---------
     Note receivable, repayable by monthly installments
      of $2,037, including principal and interest at 10%,
      maturing in September 2003                            $ 33,911   $     --
     Current portion of note receivable                      (22,041)        --
                                                            ---------  ---------
                                                            $ 11,870   $     --
                                                            =========  =========

5.   FIXED ASSETS

                                                       2002                   2001
                                          -------------------------------  ---------
                                                     ACCUMULA-
                                                     TED DEPRE-    NET        Net
                                            COST      CIATION     VALUE      value
                                          ---------  ---------  ---------  ---------
     TANGIBLE ASSETS:
       Office furniture and equipment     $ 30,997   $ 21,217   $  9,780   $ 12,400
       Computer equipment                  141,963    109,026     32,937     46,585
       Leasehold improvements                9,965      9,555        410      3,785
                                          ---------  ---------  ---------  ---------
                                           182,925    139,798     43,127     62,770
                                          ---------  ---------  ---------  ---------

       Assets under capital leases:
         Office furniture and equipment      6,848      1,027      5,821         --
         Computer equipment                 60,844     26,099     34,745     30,244
                                          ---------  ---------  ---------  ---------
                                            67,692     27,126     40,566     30,244
                                          ---------  ---------  ---------  ---------
     INTANGIBLE ASSETS:
       Software                             69,790     54,593     15,197     22,019
                                          ---------  ---------  ---------  ---------
                                          $320,407   $221,517   $ 98,890   $115,033
                                          =========  =========  =========  =========

                                                                                F-10

VISION GLOBAL SOLUTIONS INC.
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               FOR THE YEAR ENDED MARCH 31, 2002
(in US $)


6.   FUTURE INCOME TAXES
                                                            ---------  ---------
                                                              2002        2001
                                                            ---------  ---------
     Fixed assets                                           $     --   $    220
     Other assets                                                 --     14,704
     Research and development expenses                            --    134,110
     Income taxes losses                                          --     46,060
                                                            ---------  ---------
                                                            $     --   $195,094
                                                            =========  =========

7.   BANK LOAN

     The Company has credit facilities bearing interest at prime rate plus 1.75%, secured by the trade accounts receivable and the endorsements of a director and a company controlled by a director. The bank loan is renewable in August 2002. The Company's subsidiaries have to maintain a combined working capital ratio of at least 1.1 and a combined debt/equity ratio of
     2.5 or less. As at March 31, 2002, the Company does not respect these ratios.

8.   OBLIGATIONS UNDER CAPITAL LEASES

                                                            ---------  ---------
                                                              2002       2001
                                                            ---------  ---------
     Capital lease contract for the financing of
       computer equipment, repayable by monthly
       installments of $1,040 and one final
       payment of $3,153, bearing interest at 12.4%,
       maturing in June 2002                                $  5,233   $ 17,969

     Capital leases contract for the financing
       of computer equipment, matured during the year             --      1,464

     Capital lease contracts for the financing of
       computer equipment, repayable by monthly
       installments of $679, bearing interest at
       16.95%, maturing in September 2003                     12,898         --

VISION GLOBAL SOLUTIONS INC.
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               FOR THE YEAR ENDED MARCH 31, 2002
(in US $)

8.   OBLIGATIONS UNDER CAPITAL LEASES (continued)

                                                            ---------  ---------
                                                              2002        2001
                                                            ---------  ---------
     Capital lease contract for the financing of
       office furniture and equipment, repayable by
       monthly installments of $124, bearing interest
       at 16.77%, maturing in June 2004                     $  3,361   $     --

     Capital lease contract for the financing of
       office furniture and equipment, repayable by
       monthly installments of $101, bearing interest
       at 5.90%, maturing in May 2004                          2,642         --

     Capital lease contract for the financing of
       computer equipment, repayable by monthly
       installments of $134 and one final payment
       of $10, bearing interest at 16.8%, maturing
       in February 2004                                        3,091         --
                                                            ---------  ---------

     Total amount of future minimum lease payments            27,225     19,433

     Executory costs and interest included in the
       installments                                           (3,168)    (1,611)
                                                            ---------  ---------
                                                              24,057     17,822
     Current portion of the unpaid obligations               (15,190)   (12,644)
                                                            ---------  ---------
                                                            $  8,867   $  5,178
                                                            =========  =========

     Future minimum payments under capital leases required in each of the next three years are as follows: 2003, $15,190; 2004, $8,303; 2005, $564.

VISION GLOBAL SOLUTIONS INC.
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               FOR THE YEAR ENDED MARCH 31, 2002
(in US $)


9.   LONG-TERM DEBT

                                                            ---------  ---------
                                                              2002       2001
                                                            ---------  ---------

     Loan of $816,278, repayable by remitting 50%
       of the research and development tax credits
       and by annual installments equal to 15% of the
       funds generated up to a maximum of $126,664
       annually, plus a premium based on the net income,
       plus interest at a rate set by the Ministere du
       revenu du Quebec, secured by all of the fixed
       assets and the receivables. The Group has to
       maintain a combined working capital ratio of 0.75
       and a debt/equity ratio of 2.5 or less under Canadian
       GAAP, as at March 31, 2002, these ratios are not
       respected                                            $176,974   $274,443

     Loan of $63,715 repayable in four consecutive equal
       annual installments, maturing September 2005           63,715     64,624

     Loan from a director, non-interest bearing and no
       specific terms of repayment                             7,729      7,839

     Loan from the parent company, non-interest bearing,
       no maturity date and no specific terms of repayment,
       subordinated to the complete repayment of all other
       obligations of the Company                             61,948     62,832

     Loan of $31,275, repayable by monthly installments of
       $869, plus interests at prime rate plus 3%, maturing
       in February 2003. The Company has to maintain a
       working capital ratio of 1.1 and a debt/equity ratio
       of 2.5 or less, as at March 31, 2002, these ratios
       are not respected                                      10,425     21,146
                                                            ---------  ---------

                                                             320,791    430,884
     Current portion of long-term debt                       (26,354)  (182,189)
                                                            ---------  ---------
                                                            $294,437   $248,695
                                                            =========  =========

     Principal repayments required in each of the next five years are as follows: 2003, $26,354; 2004, $15,929; 2005, $15,929; 2006, $192,902; 2007,
     $0.

VISION GLOBAL SOLUTIONS INC.
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               FOR THE YEAR ENDED MARCH 31, 2002
(in US $)

10.  PREFERRED SHARES

     During the year, 525,00 of A.R.T.I. VISION INC. Class "H" preferred shares have been issued in consideration of a reduction of liabilities totaling $350,857. The Class "H" shares are non-voting and non-participating and have a fix, preferential and cumulative dividend calculated on the redemption price at an annual rate equal to the variable weekly rate of Investissement Quebec, starting June 1, 2002. These shares are redeemable by monthly installments of $4,691 starting on the 30th day of the month following the complete repayment of the loan from Investissement Quebec.

11.  CAPITAL STOCK

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

                                                            ---------  ---------
                                                              2002        2001
                                                            ---------  ---------
     Stated:
       26,054,820 Class "A" shares (23,462,382 in 2001)     $425,421   $173,063
          344,000 Class "D" shares                           229,895    229,895
                                                            ---------  ---------
                                                            $655,316   $402,958
                                                            =========  =========

     The Company issued 2,592,438 Class "A" shares for total cash consideration of $252,358.

VISION GLOBAL SOLUTIONS INC.
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               FOR THE YEAR ENDED MARCH 31, 2002
(in US $)

11.  CAPITAL STOCK (continued)

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

     A summary of the status of the Company's Stock Option Plan as of March 31, 2002, and changes during the year the ended as follows:

                                                                      Weighted
                                                                      Average
                                                                      Exercise
                                                        Shares          Price
                                                      ------------  ------------
     Outstanding at beginning of year                   1,496,618     $   0.23
     Granted                                            2,268,900         0.10
     Exercised                                         (2,592,438)        0.10
     Forfeited                                         (1,173,080)          --
                                                      ------------  ------------
     Outstanding at end of year                                --     $     --
                                                      ============  ============

     Options exercisable at year end                           --
                                                      ============

     Weighted average fair value of options
      granted during the year                         $        --
                                                      ============

     Warrants
     --------

     The Company may issue up to 3,000,000 Series A Warrants granting to the holders thereof the right to purchase one Class "A" share at a price of $0.40 (CA $0.60) per share on or before December 31, 2001. During the year, the directors approved to extend the expiration date of the warrants to December 31, 2002.

VISION GLOBAL SOLUTIONS INC.
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               FOR THE YEAR ENDED MARCH 31, 2002
(in US $)

12.  ACCUMULATED OTHER COMPREHENSIVE INCOME

                                                      ------------  ------------
                                                          2002          2001
                                                      ------------  ------------
     Balance, beginning of year                       $    22,783   $    56,825
     Translation of foreign currency adjustment            11,505       (34,042)
                                                      ------------  ------------
     Balance, end of year                             $    34,288   $    22,783
                                                      ============  ============

13.  CHANGES IN NON-CASH ITEMS OF WORKING CAPITAL

                                                      ------------  ------------
                                                           2002         2001
                                                      ------------  ------------
     Receivables                                      $   142,387   $   (59,814)
     Research and development tax credits receivable      194,939        33,628
     Prepaid expenses                                       1,594          (514)
     Payables                                             (36,389)        5,450
     Deferred revenues                                    (58,832)       52,984
                                                      ------------  ------------
                                                      $   243,699   $    31,734
                                                      ============  ============


14.  INTERESTS PAID AND TAX CREDITS (CASHED)

                                                      ------------  ------------
                                                          2002          2001
                                                      ------------  ------------
     Interests paid                                   $    31,846   $    43,545
     Research and development tax credits (cashed)    $  (191,428)  $  (377,041)

VISION GLOBAL SOLUTIONS INC.
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               FOR THE YEAR ENDED MARCH 31, 2002
(in US $)

15.  FINANCIAL INSTRUMENTS

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

     c)   FOREIGN EXCHANGE RISK

          Approximately 16% of the Company's sales and all its purchases of softwares are done in US dollars. Therefore, some assets and liabilities are exposed to foreign currency fluctuations. The Company does not hold financial instruments to manage foreign currency fluctuations risk.

     d)   FAIR MARKET VALUE

          The carrying amount of current assets, bank loan and payables approximates fair market value because of the short-term nature of these instruments.

VISION GLOBAL SOLUTIONS INC.
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               FOR THE YEAR ENDED MARCH 31, 2002
(in US $)


16.  LOSSES FOR INCOME TAXES PURPOSES

     As at March 31, 2002, the Company has allowable non-capital losses totaling $604,806 for Federal and $603,383 for Provincial income taxes purposes.
     The expiration dates for using these losses to reduce future income taxes are as follows:

                                                      ------------  ------------
                                                        Federal      Provincial
                                                      ------------  ------------
     2007                                             $   124,204   $   122,781
     2008                                                  95,846        95,846
     2009                                                 384,756       384,756
                                                      ------------  ------------
                                                      $   604,806   $   603,383
                                                      ============  ============

     No future income tax asset regarding these tax losses has been accounted for.


17.  COMMITMENTS

     The Company's total obligations under the terms of leases expiring June 30, 2008 amount to $386,157 payable as follows over the next five years: 2003, $78,690; 2004, $71,556; 2005, $71,556; 2006, $73,673; 2007, $72,545.


18.  RELATED PARTY TRANSACTIONS

     During the period, the following transactions were recorded with related parties:

                                                      ------------  ------------
                                                          2002          2001
                                                      ------------  ------------
     Parent Company:
       Consulting fees                                $    14,760   $    69,150
     Company under common control:
       Gain on debt redemption                        $        --   $    19,710

     These transactions occurred in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.