Form 10QSB
period 2003-12-31
VISION GLOBAL SOLUTIONS INC
filed 2004-02-24
CIK 1135657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: December 31, 2003

Or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _____________

VISION GLOBAL SOLUTIONS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	000-31104	Applied for
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

Vision Global Solutions Inc.
455 Notre Dame Street East
Montreal, Quebec, Canada H2Y 1C9
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (514) 846-1166

VISION GLOBAL SOLUTIONS, INC., an Ontario Canada Corporation
(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes [X] No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.         Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:        32,804,029.778

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Vision Global Solution Inc.
Consolidated Interim Balance Sheet as at December 31
(in US $)

2003
Current assets
Cash	$173,383
Accounts receivable, net of $ 28,392 allowance for doubtful accounts	196,653

370,036
Fixed assets, net of $ 283,550 of accumulated depreciation	70,072

$440,108

Current liabilities
Accounts payable	$412,815
Deferred revenues	99,253
Current portion of obligations under capital leases	1,658
Current portion of long-term debt	76,893

590,619
Obligations under capital leases	3,446
Long-term debt	293,875
Redeemable Preferred Class "H" Shares	357,315

1,245,255
Shareholders' deficiency
Capital-Stock
31,995,825 Class "A" shares, unlimited number without par value	515,973
344,000 Class "D" shares, unlimited number without par value, non cumulative monthly dividend of 1% on the redemption price, redeemable at 1 $ per share plus any
declared but unpaid dividends	234,126

750,099
Deficit	(1,454,091)
Accumulated other comprehensive income	(101,155)

(805,147)

$440,108

Vision Global Solution Inc.
Consolidated Interim Statement of Earnings for the period ending December 31,
(in US $)

	2003	2002	2003	2002
	(3 months)	(3 months)	(9 months)	(9 months)
Sales	$419,954	$345,487	$1,187,047	$968,551
Cost of sales
	139,123	112,292	458,788	318,426

Gross Margin	280,831	233,195	728,259	650,125

Operating expenses
Selling	74,727	59,652	199,516	204,613
Administrative	139,650	178,857	301,572	315,053
Financial	3,211	4,595	19,807	16,949
Amortization of fixed assets	2,682	9,093	10,347	27,778

	220,270	252,197	531,242	564,393

Net profit (loss)	$60,561	$(19,002)	$197,017	$85,732

VISION GLOBAL SOLUTIONS INC.
(in US $)

Consolidated Interim Statement of Cash Flows for the period ended December 31

	2003	2002
	(9 months)	(9 months)
Operating activities
Net profit (loss)	$197,017	$85,732
Items not requiring (providing) cash
Depreciation of fixed assets	10,347	27,778
Deferred revenues	(7,569)	(64,657)

	199,795	48,853
Net change in non-cash working capital items	(14,981)	(70,360)

	184,814	(21,507)
Financing activities
Bank loan (repayment)	(19,163)	(1,597)
Repayment of obligations under capital leases	(7,843)	(13,148)
Repayment of long-term debt	13,917	(8,145)
Share capital	--	25,482

	(13,089)	2,592
Net increase (decrease) in cash	171,725	(18,915)

Cash, beginning of year	1,658	18,915

Cash, end of year	$173,383	--

Notes to Consolidated Interim Financial Statements for the period ended December 31, 2003

1. Basis of presentation

The accompanying unaudited interim financial statements of Vision Global Solutions Inc. (“Vision Global”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Vision Global’s 2002 Form 20-F. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2002 have been omitted.

Item 2. Management’s Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Vision Global Solutions, Inc.‘s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Vision Global Solutions, Inc.‘s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

General

A.     History and Development of Vision Global Solutions, Inc.

Outer Edge Holdings, Inc.

Outer Edge Holdings, Inc. (“Outer Edge”) was incorporated under laws of the Province of Ontario.  Outer Edge was incorporated as “Consumer General Inc.” on September 9, 1988.  On March 29, 1999, Outer Edge amalgamated with 1345166 Ontario Inc. to form and continue under the name “Outer Edge Holdings Inc.”  Outer Edge had no subsidiaries or affiliates.

Immediately prior to the amalgamations discussed below, Outer Edge did not conduct any business other than owing certain debts to 1397629 Ontario Inc.  1397629 Ontario Inc. was incorporated under the laws of the Province of Ontario as a private company according to the laws of that jurisdiction. 1397629 Ontario was incorporated on September 9, 1999.  Immediately prior to the amalgamations discussed below, 1397629 Ontario did not carry on any active business other than holding certain debts owed by Outer Edge.

Outer Edge Holdings Inc., 1397629 Ontario Inc. and Vision Ontario Inc. negotiated the amalgamation transaction which was formalized by three separate agreements between the parties:

1.     a Pre-amalgamation agreement;
2.     a Stage 1 Amalgamation agreement; and
3.     a Stage 2 Amalgamation agreement.

Pursuant to the Stage 1 amalgamation agreement, Outer Edge Holdings Inc. and 1397629 Ontario Inc. amalgamated on December 13, 2000 to form OEHI Capital Inc.

The Stage 1 amalgamation negotiations between Outer Edge Holdings Inc. and 1397629 Ontario Inc. were at arm’s length.  There were no common officers, directors or principals between the two parties.

Pursuant to the Stage 2 amalgamation agreement, OEHI Capital Inc. and Vision Ontario Inc. amalgamated on December 20, 2000 to form Vision Global Solutions Inc., the registrant.

The Stage 2 amalgamation negotiations between OEHI Capital Inc. and Vision Ontario Inc. were at arm’s length.  There were no common officers, directors or principals between the two parties.

Vision Ontario, Inc. and The Vision Group

Vision Ontario Inc. was incorporated under the laws of the Province of Ontario by articles of incorporation dated October 10, 2000.  Vision Ontario holds all of the issued and outstanding securities of A.R.T.I. Vision Inc., a private (Canadian) federal corporation (“A.R.T.I. Vision”), and Vision/R4 Corporation, a private (Canadian) federal corporation (“Vision R/4”) (collectively referred to as the “Vision Group”).

The Vision Group consists of two related companies, operating together.  A.R.T.I. Vision was incorporated in 1993 to develop activity based management software.  In 1996, Vision R/4 was incorporated to handle the marketing of software developed by A.R.T.I. Vision.  Specifically, Vision R/4 markets data management software and provides related services.  Prior to being acquired by Vision Ontario, both companies were wholly owned subsidiaries of Gestion Jean-Paul Oullette, Inc., which supplied significant financing via loans and share capital.

In December 2003, we changed our incorporation domicile from Ontario Canada to Nevada.

B. Business Overview

Vision Global has developed and is marketing, under the name Apogee, an integrated accounting and management software that allows companies to apply an activity-based management solution, a common sense systematic method of planning, controlling and improving labor and overhead expenses, to their businesses-management models.  In applying activity-based management, the operations of a business are divided into Processes, which are made up of Activities, which are made up of Tasks.  Typical Activities include: product design, sales calls, order taking, establishing supplier relationships, purchasing, receiving, setting up production machinery, manufacturing parts, assembling orders, shipping, billing, collecting receivables and paying bills.  The performance of each Activity consumes Resources (e.g. humans, material and/or financial) that are recorded as costs in the firm’s accounts.

Vision Global’s Activity-Based Management solution facilitates the integration of such activities within the company’s overall strategy, while simultaneously allowing the business to collect information with respect to time and cost concerns.

Vision Global has developed activity-based management software solutions.  These solutions have already been tested, debugged and installed on several client sites including: The Commissionaires of Canada (Ottawa, Vancouver, Toronto and New Brunswick); the ADGA Group in Ottawa, a civil engineering consulting firm; CNS Group in Stamford, Connecticut; La Fédération des Caisses Populaires Desjardins (a banking institution in Quebec); Fairfax Financial Holdings (insurance industry); Sequoia Insurance Company (in Monterey California); the Québec Museum, in Quebec, Canada; and the Saskatchewan Government Insurance in Canada.

Vision Global solutions is divided into families of products addressing the following requirements: financial management and accounting; project accounting and control; distribution logistics; manufacturing; and business intelligence, consisting of a total of 23 modules, which are priced according to the number of concurrent users per module.  Presently, Vision Global’s sales and marketing department is under the direct supervision of Jean-Paul Ouellette, President.  Furthermore, Mr. Ouellette also oversees all aspects touching on two distributors in the United Kingdom.  Vision Global promotes and markets its management software solutions at various trade shows held across the world, by holding conferences and advertising in various trade magazines and through its telemarketing department.

The Software was developed in Progress Software’s Application Development Environment, mainly Version 9.1. Progress is a fourth generation language that provides application logic, database management and user-interface management. The integration of the Progress’ Application Development Environment with the activities based management model, allows users to engage certain universal functions of the Software, which enable them to more efficiently manage their business. Among others, these features include: the “Navigator,” which is the main desktop screen; a “Maintenance” tool which organizes relevant data in logical groupings; an “Enquiry” function which displays data to users; and a “Transactions” system which serves as the focal point for data entry and reports.

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

Currently, the Apogee Software, which is entirely developed, uses the Progress database and runs on Windows NT and UNIX.  However, a new version for web based time sheet entry is under development for the Microsoft SQL server, which should be completed within the next six months at the request of existing clients.

RESULTS OF OPERATIONS

Three months ended December 31, 2003 vs. Three months ended December 31, 2002

Due to additional sales with two new clients we had an increase in revenues of 22% from $345,487 for the three month period ending December 31, 2002 to $419,954 for the three month period ending December 31, 2003.

We had increased cost of sales of 23% from $112,292 for three month period ended December 31, 2002 to $139,123 for three month period ended December 31, 2003 is due to the increase in sales.

Our selling costs increased 25% from $59,652 for three month period ended December 31, 2002 to $74,727 for three month period ended December 31, 2003 due primarily to an increase in promotional activities during this period. The promotional activities included telemarketing and direct on site presentations at prospects’ sites requiring more travel and lodging expenses.

Our administrative costs decreased 21% from $178,857 for three month period ended December 31, 2002 to $139,650 for three month period ended December 31, 2003 due to a decrease in salaries and professional fees.

Our financial costs, consisting of long term debt and credit line interest expenses decreased 30% from $4,595 for three month period ended December 31, 2002 to $3,211 for three month period ended December 31, 2003 due to primarily to the paying off of the credit line and a decrease on long term debt.

Our depreciation decreased from $9,093 for three month period ended December 31, 2002 to $2,682 for three month period ended December 31 2003 due to fixed assets that are fully depreciated and to a low purchase activities on fixed assets.

Our net loss of ($19,002) for three month period ended December 31, 2002 compared to a net profit of $60,561 for three month period ended December 31, 2003 primarily related to the increase in sales of both software and services.

Nine months ended December 31, 2003 vs. Nine months ended December 31, 2002

Due to additional sales with two new clients, we had an increase in revenues of 22% from $968,551 for the nine month period ending December 31, 2002 to $1,187,047 for the nine month period ending December 31, 2003.

We had increased cost of sales of 30% from $318,426 for nine month period ended December 31, 2002 to $458,788 for nine month period ended December 31, 2003. This increase is due to the increase in sales.

Our selling costs decreased 2% from $242,613 for nine month period ended December 31, 2002 to $199,516 for nine month period ended December 31, 2003.

Our administrative costs decreased 4% from $315,053 for nine month period ended December 31, 2002 to $301,572 for nine month period ended December 31, 2003.

Our financial costs, consisting of long term debt and credit line interest expenses, increased 17% from $16,949 for nine month period ended December 31, 2002 to $19,807 for nine month period ended December 31, 2003 due primarily to the reimbursement of the credit line and others financing cost.

Our depreciation decreased from $27,778 for nine month period ended December 31, 2002 to $10,347 for nine month period ended December 31 2003 due to fixed assets that are fully depreciated and to a low purchase activities on fixed assets.

Our net profit of $85,723 for nine month period ended December 31, 2002 increased 130% to a net profit of $197,017 for nine month period ended December 31, 2003 primarily related to an increase in the software market in that we experienced an increase of software demand.

Plan of Operations

For the next twelve months our plan of operations calls for continued focus on developing our plan of operations by accomplishing the following milestones at the following estimated costs:

o	Mar 04 – Research with the possibility of expanding our sales and marketing efforts in the American market — $50,000

o	May 04 – Study the possibility of opening our first American based sales office, preferably in the Boston area — $25,000

o	June 04 – Update website which is under way to be released June 2004 — $40,000

o	August 04 – Set up Sales / Marketing group. Create a new team to further expand the marketing our services and products. They would be responsible for sales and marketing throughout the region — $150,000

o	September 04 – Marketing efforts to secure contracts for consulting services — $25,000 o September 04 – Create new marketing materials, as well as a whole new image and strategy for our Activity Based Management (ABM) product line — $150,000

o	September 04 – Explore business expansions for the whole of North America, by securing new agreements with new resalers and distributors — $50,000

Liquidity and capital resources

As of December 31, 2003, we had $173,383 in current cash available. We had accounts receivable net of allowance for doubtful accounts of $196,653. Our current cash resources of $173,383 and accounts receivable assuming all are collected of $196,653 at December 31, 2003 are sufficient to satisfy our cash requirements over the next 3 months. If we do not generate additional sales or secure additional financing, we will be forced to curtail or cease operations thereafter.

We estimate our business needs an additional $1,000,000 cash infusion to fund our desired expansion during the same period. In order to remain profitable, we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing.

Net cash provided by or (used in) operating activities in the first nine months of fiscal 2004 and 2003 was $184,814 and $(21,507), respectively. Net cash provided by financing activities in the first nine months fiscal 2004 was $ (13,089).

Our current liabilities as of December 31, 2003 are higher than our current assets by $ 220,583.

We have no lines of credit available to us at this time. Our long-term debt of $203,265 is repayable in monthly installments of $3,773, including capital and interest, maturing in the year 2008. Inflation has not had a significant impact on our results of operations. We have no hedging agreements in place to protect against currency rate fluctuations.

Item 3. Controls and Procedures

The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Corporation’s disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit
31	Certification
32	Certification

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Vision Global Solutions, Inc.
(Registrant)

By: /s/ Jean-Paul Ouellette
Jean-Paul Ouellette
CEO, Principal Financial Officer and Principal
Accounting Officer

Date: February 18, 2004