Form 10KSB
period 2004-03-31
VISION GLOBAL SOLUTIONS INC
filed 2004-07-19
CIK 1135657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended March 31, 2004 Commission file number: 000-31104

VISION GLOBAL SOLUTIONS INC. (Exact name of registrant as specified in its charter)

Nevada	1040	Applied For
(State of Incorporation)	(Primary Standard	(IRS Employer ID No.)
Classification Code)

Vision Global Solutions Inc.
455 Notre Dame Street East Montreal, Quebec, Canada		H2Y 1C9
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (514) 846-1166

(Former name or former address, if changed since last report)

Copies of all communications, including all communications sent to the agent for service, should be sent to:

Joseph I. Emas, Attorney at Law 1224 Washington Avenue Miami Beach, Florida 33139 Telephone: 305.531.1174

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, NO PAR VALUE (Title of Class)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes |X|  No |_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer’s revenues for its most recent fiscal year: $1,888,373.

State the aggregate market value of the voting stock held by non-affiliates of the registrant on July 15, 2004, computed by reference to the price at which the stock was sold on that date: $196,918.25.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

32,339,825 shares of Common Stock, no par value, as of March 31, 2004.

Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

DOCUMENTS INCORPORATED BY REFERENCE

None

VISION GLOBAL SOLUTIONS INC.

Report on Form 10KSB

For the Fiscal Year Ended March 31, 2004

PART I

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A “SAFE HARBOR” FOR FORWARD LOOKING STATEMENTS. This Form 10-KSB contains statements that are not historical facts. These statements are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using “estimate,” “anticipate,” “believe,” “project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “should” and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including:

  Changes in existing product liability, tort or warranty laws or the introduction of new laws, regulations or policies that couldaffect our business practices: these laws, regulations or policies could impact our industry as a whole, or could impact onlythose portions in which we are currently active.

  Changes in environmental regulations: these regulations could have a negative impact on our earnings; for example, lawsmandating greater fuel efficiency could increase our research and development costs.

  Changes in economic conditions, including changes in interest rates, financial market performance and our industry: thesetypes of changes can impact the economy in general, resulting in a downward trend that impacts not only our business, but allcompanies with which we compete; or, the changes can impact only those parts of the economy upon which we rely in aunique fashion, including, hotels, restaurants and business travel.

  Changes in relationships with major customers and/or suppliers: an adverse change in our relationships with major customersand/or suppliers would have a negative impact on our earnings and financial position.

  Armed conflicts and other military actions: the considerable political and economic uncertainties resulting from these events,could adversely affect our order intake and sales, particularly in the limousine market.

  Factors that we have discussed in previous public reports and other documents filed with the Securities and ExchangeCommission.

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-KSB. However, this list is not intended to be exhaustive; many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in which negative impacts. Although we believe that the forward-looking statements contained in this Form 10-KSB are reasonable, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Form 10-KSB are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-KSB. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

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

In November 2003, we changed our incorporation domicile from Ontario Canada to Nevada.

Vision Global Solutions Inc. as a Nevada corporation was formed on November 20, 2003 and the formal transition occurred subsequent to the March 31, 2004 year end.

Vision’s Global Solutions Inc. principal executive offices are located at 455 Notre-Dame east, Montreal Quebec, Canada, H2Y 1C9; telephone 514-848-166. The corporation’s duly appointed resident agent in the State of Nevada upon whom process can be served is Corporate Creations, 941 Fourth Street, Miami Beach, Fl. 33139. Vision Global Solutions Inc. (the Nevada corporation) was formed further to an application for Continuance of Vision Global Solutions Inc., an Ontario Corporation.

THE PRODUCTS

Vision Global is marketing, under the name Apogee, an integrated accounting and management software that allows companies to apply an activity-based management solution, a common sense systematic method of planning, controlling and improving labor and overhead expenses, to their businesses-management models. In applying activity-based management, the operations of a business are divided into Processes, which are made up of Activities, which are made up of Tasks. Typical Activities include: product design, sales calls, order taking, establishing supplier relationships, purchasing, receiving, setting up production machinery, manufacturing parts, assembling orders, shipping, billing, collecting receivables and paying bills. The performance of each Activity consumes Resources (e.g. humans, material and/or financial) that are recorded as costs in the firm’s accounts. Vision Global’s Activity-Based Management solution facilitates the integration of such activities within the company’s overall strategy, while simultaneously allowing the business to collect information with respect to time and cost concerns.

Vision Global his marketing activity-based management software solutions. These solutions have already been tested, debugged and installed on several client sites including: The Commissionaires of Canada (Ottawa, Vancouver, Toronto, Kingston, Victoria, New Foundland, Calgary, Saskatoon, Montreal, Regina and New Brunswick); the ADGA Group in Ottawa, a civil engineering consulting firm; CNS Group in Stamford, Connecticut, USA, La Federation des Caisses populaires Desjardins (a banking institution in Quebec); Fairfax Financial Holdings (insurance industry); Sequoia Insurance Company (in Monterey California); the Quebec Museum, in Quebec, Canada; and the Saskatchewan Government Insurance in Canada; Exhibition Place, City of Toronto, just to mention a few.

Vision Global’s Apogee is divided into families of products addressing the following requirements: financial management and accounting; project accounting and control; distribution logistics, EDI; manufacturing; and business intelligence, consisting of a total of 23 modules, which are priced according to the number of concurrent users per module.

SALES & MARKETING

Presently, Vision Global’s sales and marketing department is under the direct supervision of Jean-Paul Ouellette, President. Mr. Ouellette also oversees all aspects touching on two distributors in the United Kingdom, Vancouver, Africa and Montreal. Vision Global promotes and markets its management software solution at various trade shows held across the world, by holding conferences and advertising in various trade magazines and through its telemarketing department. Sales leads come from a variety of sources such as Web Sites, Progress Conferences, Progress dealers, Profile Magazine, CMA/CPA Magazine, Industry conferences and dealerships.

SOFTWARE DEVELOPMENT

The Software was developed in Progress Software’s Application Development Environment, mainly Version 9.1. Progress is a fourth generation language that provides application logic, database management and user-interface management. The integration of the Progress’ Application Development Environment with the activities based management model, allows users to engage certain universal functions of the Software, which enable them to more efficiently manage their business. Among others, these features include: the “Navigator,” which is the main desktop screen; a “Maintenance” tool which organizes relevant data in logical groupings; an “Enquiry” function which displays data to users; and a Transactional system which serves as the focal point for data entry and reports.

In addition to those functions set forth above, the basic make-up of the Apogee Software also assists the user in more easily navigating the product and its many features. These aids include: definable tool bars; dynamic field customizations; multilingual capability currently English and French; messaging and e-mail integration; the ability to add annotations and memos; hierarchical security; integrated audit trails; system agents; and links to Microsoft Office suite.

Currently, the Apogee Software Solution uses the Progress database and runs on Windows NT and UNIX, Linux. However, a new version is under development for the Microsoft SQL server; and one for Progress V.10; which management believes should be available by late August 2004.

TARGET MARKETS

Vision Global is geared towards business with sales of between USD $250 million and USD $1 billion. Because such organizations typically have undersized information technology groups to handle complex installations, such organizations generally prefer to purchase software packages that efficiently perform specific tasks.

While Vision Global does not consider them to be the company’s primary market, smaller companies, with sales of USD $250 million, represent the largest opportunity for Vision Global. The Apogee Software Solution is easy to customize and less expensive than a conventional resources planning installation, which tends to focus on the creation of a culture or environment that will meet the client needs. While conventional planning installation focuses on a board culture, Vision Global focuses on the creation of specific software solutions in order to meet client needs, resulting in a more focused plan, which is generally less expensive than the alternative. Smaller companies also tend to expend significant resources on hiring outside consulting firms to implement their installations, an additional cost easily avoided through the use of our easy to implement, specific software solutions.

Vision Global also expects success in another important market-service organizations that are event and/or project driven. Project driven firms include those in engineering, consulting, outsourcing and advertising. Examples of event driven organizations are cultural groups, conference centers, museums and sports stadiums.

COMPETITION

The activity based management and Application Development Environment markets are highly competitive with many existing companies offering some or all of the services offered by Vision Global, and with many new competitors expected to enter the industry as it grows. However, Vision Global’s management believes that most competitors are targeting the larger business enterprise markets.

Vision Global’s management believes that by concentrating on the medium and small enterprise market, it will be successful in implementing the company’s plan. In the opinion of management, the needs of the medium to small enterprise market are poorly addressed by most of Vision Global’s competitors. The target market has a large and growing need. Vision Global’s experience indicates that the adoption of emerging activity based management and application development environment business solutions is accelerating dramatically and is essential to the small to medium enterprise market segment.

ABC Technologies Inc., Armstrong Laing Group, and Hyperion Solutions Corp. are a few of our current competitors in the activity based management software market. However, to Vision Global’s knowledge, none of its competitors currently offers a combination of customized, outsourced activity based management and application development environment applications for the Progress Software. Moreover, management is unaware of any such applications specifically designed to address the needs of the small to medium enterprise market.

MARKETING PLAN

Although there are no commitments, management has been working on a prospective cash infusion of $1,000,000 USD, which would be used by Vision Global to increase the effectiveness of several functional departments and to increase the physical presence of the corporation in the United States, as follows:

1-	First of all, to set up an office in Boston to house the US sales team and corporate functions as it relates to the new US registered company. The cost for setting up the office and getting the administrative infrastructure in place would be about
$175,000.

2-	The company would hire four sales people. Three of which would be based in the new Boston office for US and international sales and one in Montreal for Canadian sales. The cost of hiring and training the sales force and getting the sales plan in place would require a $200,000 investment.

3-	The company plans to refresh the look and feel of the product and will create new marketing material and collateral to support the Activity Based Management software. We would develop a new image and create a leading edge strategy in marketing the product line in both Canada and the United States. The cost for this project would be approximately $200,000.

4-	Vision Global would dramatically increase its presence in the marketplace by focusing on trade advertising as well as representation in selected trade shows. Advertising in trade publications with heavy US exposure, with a solid story on the
Vision product, would create opportunities for increased sales and presenting the product to prospective buyers on a show floor would create a buzz for the product that does not exist today. The cost for this activity may reach $200,000.

5-	The product is solid and is well received in it’s market niche, but to meet revenue growth projections, the company must add features and increase compatibility with other programs, as well as to ensure maximum flexibility in providing integrated solutions for companies of all sizes. The cost for this product R&D effort would be about $225,000.

The company will strive to be as conservative as possible in all of its expenditures but may increase the money spent on some line items while reducing the money spent in other areas. In all cases, expenditures will be based on the need to meet all important company objectives. We expect to present to our prospective customer base freshened products, better sales coverage, increased advertising and a new American presence.

CAPITALIZATION AND INDEBTEDNESS

The Share Capitalization Vision Global Solutions Inc is authorized to issue unlimited number of shares of common stock, at no par value per share and 5,000,000 shares of Preferred Stock, $0.001 par value share, 31,995,825 shares of Class A common shares are issued and outstanding and 344,000 shares of Class D common shares are issued and outstanding as of March 31, 2004.

Long term Debt.

On September 27, 1999, A.R.T.I. Vision received a loan from Garantie Quebec (a Quebec government entity) in the amount of $871,918 USD. The loan was secured by all of the fixed assets and receivables of the A.R.T.I. Vision and Vision R/4. The remaining balance as of March 31, 2004 was $173,763 USD, with the remainder in mandatory redeemable preferred shares, no par value, 3% cumulative dividends due beginning March 2006, repayable at $6,692 per month beginning April 2008 for a total of $401,520.

Lines of credits
As of March 31, 2004, Vision has paid off all of its lines of credits.
Risk factors

The risks described below are not the only ones we face. Additional risks that generally apply to publicly traded companies, that are not yet identified or that we currently think are immaterial, may also impair our business operations. Our business, operating results and financial condition could be adversely affected by any of the following risks. You should refer to the other information set forth in this document, including our financial statements and the related notes.

This registration statement also contains certain forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “expects”, “anticipates”, “intends”, “plans” and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed below and elsewhere in this registration statement.

Competitive Business Environment. The market in which Vision Global operates is highly competitive in the United States, and is expected to become increasingly competitive in Canada, as existing companies expand their operations and new competitors enter the market. Present and potential competitors of Vision Global include participants from a variety of market segments, including systems consulting and implementation firms, application software firms, service groups of computer equipment companies, facilities managements companies, general management consulting firms, web hosting and internet service companies, Internet service providers and network application hosting providers. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than Vision Global. Increased competition from current and future competitors could result in price reductions, reduced margins or loss of market share for Vision Global. Any of these factors could materially adversely affect the business, revenues, operating results and financial condition of Vision Global. There can be no assurance that Vision Global will compete successfully with its existing competitors or with any future competitors.

Limited Operating History

Vision Global has a limited operating history (since inception, December, 2000), Vision Global’s business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving activity based management and application enhancement development software and services market. Some of these risks include the ability of Vision Global to build a more comprehensive sales structure to support its business; to provide reliable and cost-effective services to its customers; to respond to technological developments or services offered by competitors; to enter into strategic relationships with application software vendors; and to build, maintain and expand distribution channels. In addition, activity based management and planning software is a new trend in the software industry. A.R.T.I. Vision and Vision R/4 have longer operating histories as the companies were incorporated in 1993 and 1996 respectively.

Rapid Software Development

The markets in which Vision Global competes are characterized by rapidly changing accounting and management software technology, evolving industry standards, introductions and enhancements, and changing customer demands. These characteristics are exacerbated by the rapid growth of the Internet, the continued growth in the use of commercial accounting and management software applications and the competition in the software industry. To be successful, Vision Global must adapt to the rapidly changing software applications market by continuing to improve the performance, features and reliability of its software product and its services. Failure by Vision Global to adapt to changes in the accounting and management software market can have a material adverse affect on its business, operating results and financial condition.

Online Commerce Security Risks

To the extent that Vision Global intends to rely on the Internet to provide or market products or services, there will be a need for secure transmission of confidential information. Web usage could decline if any well-publicized compromise of security occurs. Despite the design and implementation of a variety of network security measures, unauthorized access, computer viruses, accidental or intentional actions and other disruptions could occur. Vision Global has installed a firewall whereby outsiders are prevented from accessing the company’s private data resources and Vision is able to control what outside resources its own users have access to. In the future, Vision Global could incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches. If a third person were able to misappropriate information or credit card information, Vision Global could be subject to claims, litigation or other potential liabilities.

Dependence on the Web Infrastructure

If the use of Internet continues to grow, its infrastructure may not be able to support the demands placed on it by such growth and its performance or reliability may decline. In addition, web sites have experienced interruptions in their services as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays occur frequently, use of the Internet as a commercial or business medium could, in the future, grow more slowly or decline which could adversely affect Vision Global’s business.

Risks Associated with Information Disseminated through Vision Global’s Service

The law relating to the liability of online services companies for information carried on or disseminated their services is currently unsettled. It is possible that claims could be made against online services companies under both domestic and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their services. Several private lawsuits seeking to impose such liability upon other online services companies are currently pending. In addition, legislation has been proposed that imposes liability for or prohibits the transmission over the Internet of certain types of information.

The imposition upon Vision Global and other online service providers of potential liability for information carried on or disseminated through their services could require Vision Global to implement measures to reduce its exposure to such liability, which may require Vision Global to expend substantial resources and/or to discontinue certain service offerings. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could impact the growth of Internet use. While Vision Global expects to maintain liability insurance in the future, such insurance may not be adequate to fully compensate Vision Global in the event it becomes liable for information carried on or disseminated through its services. Any costs not covered by insurance incurred as a result of such liability or asserted liability could have a material adverse effect on Vision Global’s business, results of operations and financial condition.

Dependence on and Retention of Key Individuals.

Vision Global’s future success will depend to a significant extent on the continued services of senior management and other key personnel, particularly Jean-Paul Ouellette. If Vision Global loses Mr. Ouellette, it could have a detrimental effect on Vision Global’s business. Vision Global currently maintains a Key Person life insurance policy in the amount of $2,100,000 CAD ($1,403,086 USD) covering Mr. Ouellette.

Our success is also dependent on our ability to attract, retain and motivate highly skilled technical and other personnel. While we have been successful in doing so, there are a limited number of persons who possess the necessary technical skills, understanding, and competition for their services is intense. A failure to recruit or retain personnel could have a material adverse effect on our business, financial condition and results of operations.

Protection and Enforcement of Intellectual Property Rights

Vision Global does not have and patented technology that would prevent competitors from entering its market. Although Vision Global may seek to protect its trademarks, copyrights, and other proprietary rights, these actions may be inadequate to protect them or to prevent others from claiming violations of their trademarks, copyrights and other proprietary rights of third parties, but there can be no assurance that third-parties may not in the future claim infringement by Vision Global with respect to current or future products or services. Any such claims by third parties could have a material adverse affect on Vision Global’s business, operating results and financial condition.

Vision Global currently licenses, and may in the future license, certain technologies from third parties, which may subject Vision Global to infringement actions based upon the technologies licensed from these third parties. Any of these claims, with or without merit, could subject Vision Global to costly litigation and divert the attention of its technical and management personnel. These third party technology licenses may not continue to be available to Vision Global on commercially reasonable terms. The loss of the ability to use such technology could require Vision Global to obtain the rights to use substitute technology, which could be more expensive or offer lower quality, or performance, and therefore have a material adverse effect on Vision Global’s business, operating results and financial condition.

Possible Volatility of Stock Price

Many factors could affect the market price of our common shares. These factors include:

  Variations in our operating results;

  Variations in industry growth rates;

  Actual or anticipated announcements of technical innovations or new products or product enhancements by usor our competitors;

  General economic conditions in the market for our products and services;

  Divergence of our operating results from analysts’ expectations;

  Changes in earning estimates by research analysts

In particular, the market prices of the shares of many companies in the technology and emerging growth sectors have experienced wide fluctuations that have often been unrelated to the operating performance of such companies.

Our stock trades on the over-the-counter bulletin board; because the bulletin board does not operate under the same rules and standards as the NASDAQ stock market, our stockholders may have greater difficulty in selling their shares when they want and for the price they want.

The over-the-counter bulletin board is separate and distinct from the NASDAQ stock market. NASDAQ has no business relationship with issuers of securities quoted on the over-the-counter bulletin board. The SEC’s order handling rules, which apply to NASDAQ-listed securities don’t apply to securities quoted on the bulletin board.

Although the NASDAQ stock market has rigorous listing standards to ensure the high quality of its issuers, and can delist issuers for not meeting those standards, the over-the-counter bulletin board has no listing standards. Rather, it is the market maker, who chooses to quote a security on the system, files the application and is obligated to comply with keeping information about the issuers in its files. The NASD cannot deny an application by a market to quote the stock of a company. The only requirement for inclusion in the bulletin board is that the issuer be current in its reporting requirements with the SEC.

Because stocks traded on the bulletin board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts, our stockholders may have greater difficulty in selling their shares when they want and for the price they want.

Investors may have greater difficulty in getting orders filled because it is anticipated that if our stock trades on a public market, it initially will trade on the over-the-counter bulletin board rather than on NASDAQ. Investors’ orders may be filled at a price much different than expected when an order is placed. Trading activity in general is not conducted as efficiently and effectively as NASDAQ-listed securities.

Investors must contact a broker dealer to trade bulletin board securities. Investors do not have direct access to the bulletin board service. For bulletin board securities, there only has to be one market maker.

Bulletin board transactions are conducted almost entirely manually. Because there are no automated systems for negotiating trades on the bulletin board, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders – an order to buy or sell a specific number of shares at the current market price – it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and getting execution.

Because bulletin board stocks are usually not followed by analysts, there may be lower trading than for NASDAQ-listed securities.

Certain Nevada corporation law provisions could prevent a potential takeover of us that could adversely affect the market price of our common stock or deprive you of a premium over the market price.

We are incorporated in the State of Nevada. Certain provisions of Nevada corporation law could adversely affect the market price of our common stock. Because Nevada corporation law requires board approval of a transaction involving a change in our control; it would be more difficult for someone to acquire control of us. Nevada corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidates nominated by our board of directors. Neither our articles nor out by-laws contain any similar provisions.

ITEM 2. DESCRIPTION OF PROPERTIES

The company’s principal executive offices are located at 455 Notre Dame Street East, Montreal, Quebec, Canada, pursuant to its lease with LYOJO Ltee, Vision Global leases 7,000 square feet of office space at 455 Notre Dame East, Montreal, Quebec, Canada H2Y 1C9. The office space provides the company’s programmers with office and product development space. Vision Global leases its office space in Montreal, Quebec at the current rate of $7,009 per month. Rent expense in fiscal 2004 and 2003 was $78,309 and $61,912. Future minimum lease payments are as follows:

Year ended March 31, 2005	$84,108
2006	87,554
2007	88,702
2008	22,175

$282,539

ITEM 3. LEGAL PROCEEDINGS

The company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 24th 2003, Vision Global Solutions Inc. gave notice of a Special Meeting of shareholders of the company to be held at Comfort Inn, 200 blvd. Paquette, Mont Laurier, Quebec, Canada, J9L 1L5 on October 31st 2003 at 11:00 o’clock in the forenoon (Eastern time) (the “Meeting’’).

The meeting was called for the following purposes, namely :

1-	To ratify acts of the directors and officers, as more particularly describes in the accompanying Information
Circular.

2-	To receive and consider the annual report and financial statements for the year ended March 31st, 2003 and the report of the auditors thereon.

3-	To consider and if thought fit, pass a special resolution to authorize and approve the continuation of the
Corporation as if incorporated under the Nevada Revised Statutes (Continuation) and to adopt the Articles of
Domestication and Articles of Incorporation presented to the meeting, including a change of registered address in substitution for the current Articles of Amalgamation of the Corporation, all as more particularly described in the accompanying Information Circular.

4-	To consider and it thought fit, adopt new by-laws for the Corporation in substitution for the existing by-laws, effective upon such Continuation as more particularly described in the accompanying Information Circular.

5-	To elect the director of the Corporation effective upon the Continuation, if the Continuation is approved.

6-	To transact such further or other business as may properly brought before the Meeting or any adjournment thereof.

The detailed information relating to matters brought before the Meeting was set forth in the management Information Circular which accompanied the Notice and which was expressly made a part thereof.

A copy of the notice, the attached management Information Circular and the accompanying 2003 financial statements were sent to each director, shareholder and the auditor.

Proxies were being solicited by the management of the Corporation. Holders of common shares could attend the Meeting in person or be represented at the Meeting by proxy. A form of proxy for use at the Meeting or any adjournment was enclosed with the Notice. Shareholders who were unable to attend the Meeting were requested to date, sign and return the enclosed proxy to the Corporation’s transfer agent, CIBC MELLON TRUST COMPANY, PROXY DEPARTMENT, 200 QUEEN’S QUAY EAST, UNIT 6, TORONTO, ONTARIO, M5A 4K9. In order to be valid, proxies had to be received by the Corporation’s transfer agent at or before the close of business on the last day preceding the day of the Meeting or any adjournment, or by the Chairman of the Meeting on the day of the Meeting or the adjournment.

The preliminary reports of the Meeting of Shareholders held October 31st, 2003, stated that 64 Shareholders holding 19,208,192 Common Shares represented in person or by proxy were present at the Meeting representing 58.656% of the issued and outstanding Common Shares. All of the Resolutions including the Special Resolutions mention in the Management Information Circular accompanying the Notice of the Special Meeting of Shareholders were passed with affirmative votes of 98% of all votes cost.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our stock became qualified for quotation on the over-the-counter bulletin board under the symbol VIGSF in 2000. There is, at present, a very low public market for the Vision Global common shares, and there is no assurance that any such market will develop, or if developed, that such market will be sustained. Vision Global common shares therefore are not a suitable investment for persons who may have to liquidate their investment on a timely basis and are therefore only appropriate for those investors who are able to make a long term investment in Vision Global.

Although quotations for the company’s common stock appear on the OTC Bulletin Board, there is no established trading market for the common stock. Since January 2001, transactions in the common stock can only be described as sporadic. Consequently, the Company is of the opinion that any published prices cannot be attributed to a liquid and active trading market and, therefore, is not indicative of any meaningful market value.

The following table sets forth for the respective periods the prices of the Company’s Common Stock. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

DATE	HIGH	LOW	CLOSE

31-MAR-04	0.02	0.02	0.02
1-MAR-04	0.04	0.02	0.02
2-FEB-04	0.04	0.03	0.03
2-JAN-04	0.05	0.03	0.04
1-DEC-03	0.08	0.04	0.05
3-NOV-03	0.06	0.02	0.04
1-OCT-03	0.05	0.02	0.03
2-SEP-03	0.04	0.02	0.04
1-AUG-03	0.04	0.02	0.03
1-JUL-03	0.05	0.02	0.03
2-JUN-03	0.05	0.01	0.03
1-MAY-03	0.10	0.02	0.02
1-APR-03	0.14	0.02	0.05
3-MAR-03	0.25	0.03	0.14
3-FEB-03	0.07	0.01	0.04
2-JAN-03	0.02	0.01	0.01
2-DEC-02	0.06	0.01	0.01
1-NOV-02	0.04	0.01	0.02
1-OCT-02	0.05	0.02	0.03
3-SEP-02	0.08	0.03	0.04
1-AUG-02	0.11	0.04	0.05
1-JUL-02	0.08	0.03	0.04
3-JUN-02	0.11	0.07	0.07
1-MAY-02	0.09	0.05	0.09
2-APR-02	0.21	0.06	0.07
4-MAR-02	0.22	0.12	0.21
6-FEB-02	0.20	0.11	0.11
4-JAN-02	0.45	0.10	0.20
12-DEC-01	0.09	0.05	0.09

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

As of March 31, 2004, there were approximately 32,339,825 holders of record of the Company’s Common Stock.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

GENERAL

Special Information regarding forward looking statements.

Some of the statements in this Form 10K-SB are ‘‘forward-looking statements.’’ These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the factors set forth above under “Risk Factors.” The word “believe”, “expect”, “anticipate”, “intend”, “plan”, and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revision to any of the forward-looking statements in this document to reflect any future or developments.

The following discussion of the Company’s results should be read in conjunction with the information contained in the Consolidated Financial Statements and related Notes thereto. The following discussion provides a comparative analysis of material changes for the year ended December 31, 2003 and 2004, in the financial condition and results of operations of the company. The consolidated financial statements include the accounts of Vision Global Solution Inc. and its subsidiaries A.R.T.I. Vision Inc. and Vision R/4 Corporation.

Results of operations

The Company’s revenues and operating results have varied substantially from year to year. The company recognizes revenue from sales of software upon evidence of an agreement (written contract between both parties), the delivery of the software and the determination that collection of a fix or determinable fee is probable.

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

REVENUES

Revenues increased from $1,052,601 for the year ended March 31, 2003 to $1,654,953 for the year ended March 31, 2004, an increase of $602,352, primarily as a result of an increase in software sales. Management is in the opinion that revenues generated for the next fiscal period will continue to increase.

COSTS OF SALES

Costs of sales increased from $455,788 for the year ended March 31, 2003 to $701,852 for the year ended March 31, 2004, an increase of $246,064, primarily as a result the increase in the cost of sales associated with an increase in revenues.

TOTAL OPERATING EXPENSES

Total Operating Expenses increased from $1,129,349 for the year ended March 31, 2003 to $1,480,760 for the year ended March 31, 2004, an increase of $351,411, primarily as a result the increase in the cost of sales associated with an increase in revenues.

NET INCOME (LOSS)

Net loss for the year ended March 31, 2003 was ($76,748) as compared to a net income for the year ended March 31, 2004 of $174,193, primarily as a result of an increase in software sales.

ASSETS

CASH

Cash increased from 17,382 at March 31, 2003 to $116,991 at March 31, 2004, an increase of $99,609, primarily as a result of the increase in revenues.

ACCOUNTS RECEIVABLE

Accounts receivable increased from $132,565 at March 31, 2003 to $333,502 at March 31, 2004, an increase of $200,937, primarily as a result of the increase in sales.

TOTAL CURRENT ASSETS

Total current assets increased from $172,238 at March 31, 2003 to $450,493 at March 31, 2004, an increase of $278,255, primarily as a result of the increase in sales and elimination of the current portion of a note receivable from 2003.

TOTAL CURRENT LIABILITIES

Total current liabilities increased from $513,593 at March 31, 2003 to $782,252 at March 31, 2004, an increase of $268,659, primarily as a result of $298,813 in accrued expenses.

The Company anticipates that its cash requirements will continue to increase as it continues to expend substantial resources to build its infrastructure, develop its business plan and establish its sales and marketing network operations, customer support and administrative organizations. The Company currently anticipates that its available cash resources and cash generated from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months. If the Company is unable to maintain profitability, or seeks further expansion, additional funding will become necessary. There can be no assurances that the Company can realize sufficient revenues to satisfy its business plan and further, there can be no assurance that alternative sources of financing can be procured on behalf of the Company.

In addition, Management continues to evaluate various business opportunities for future expansion and diversification.

ACCOUNTING POLICIES SUBJECT TO ESTIMATION AND JUDGMENT

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used.

CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer has concluded, based on an evaluation conducted within 90 days prior to the filing date of this Annual Report on Form 10-KSB, that the Company’s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(i) this Annual Report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report on Form 10-KSB, and

(ii) the financial statements, and other financial information included in this Annual Report on Form 10- KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report on Form 10-KSB.

There have been no significant changes in the Company’s internal controls or in other factors since the date of the Chief Executive Officer’s evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

ITEM 7. FINANCIAL STATEMENTS

See “Index to Financial Statements” for a description of the financial statements included in this Form 10-KSB.

Consolidated balance sheet
Consolidated statements of operations
Consolidated statements of shareholders’ equity
Consolidated statements of cash flows
Notes to consolidated financial statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Accounting Officer. Based upon that evaluation, the Principal Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company’s disclosure obligations under the Exchange Act.

Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

The director and executive officer as of March 31, 2004 is as follows:

NAME	AGE	POSITION

Jean-Paul Ouellette	61	Chairman of the Board, President Chief Executive Officer/
		Chief Accounting Officer/Director
Eric Ouellette	31	Director

The following is information on the business experience of each director and officer.

JEAN-PAUL OUELLETTE. Jean-Paul Ouellette is the Chairman, President, Chief Executive Officer and Director of Vision Global since its inception. Mr. Ouellette formerly served as the chairman, president, CEO and a director of Vision Ontario Inc. Mr. Ouellette founded Vision R/4 Corporation and A.R.T.I. Vision; he also served as Vision R/4 and A.R.T.I.’s President, Secretary and Director. He started his career in the sales department of Burroughs Business Machine Inc. in the mid-1960’s. He then worked for MAI Canada Inc. as Eastern District Manager for eight years. In May 1979, Mr. Ouellette left MAI, and started two of his own computer-related companies, under the names Ridding/Ouellette Inc. and Rexin Business Machines Inc., working exclusively with hardware manufacturers in the United States and Taiwan. Mr. Ouellette sold both of these companies in 1987. Following the sale of Ridding and Rexin, Mr. Ouellette was self-employed as a consultant, providing sales and marketing advice to small organizations. In 1978, Mr. Ouellette acquired Marche au Chalet Inc., a grocery store in Ste-Adele, Quebec, Canada previously owned by IGA (now Sobey’s). Mr. Ouellette still owns Marche au Chalet, which employs approximately 60 employees. In 1980, Mr. Ouellette acquired IGA Shawinigan, a retail grocery company in Shawinigan, Quebec, Canada, which he sold in 1994. In May 1989, he was Vice President of Marketing and Sales for Varnet Canada, a software company. In 1993, Mr. Ouellette founded the Vision Group.

ERIC OUELLETTE. Eric Ouellette has been a director since the year 2001. Mr. Ouellette presently operates his own real-estate business. His contribution to the Company’s business can be felt by his objective views and opinions delivered to the Board.

Board of Directors Committees and Other Information

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Officers are appointed by and serve at the discretion of the Board of Directors.

The Board of Directors currently has no committees. As and when required by law, it will establish Audit Committee and a Compensation Committee. The Audit Committee will oversee the actions taken by our independent auditors and review our internal financial and accounting controls and policies. The Compensation Committee will be responsible for determining salaries, incentives and other forms of compensation for our officers, employees and consultants and will administer our incentive compensation and benefit plans, subject to full board approval. The Audit Committee Charter and the Compensation Committee Charter as attached hereto as Exhibit to this filing. The functions of the Audit Committee and the Compensation Committee are currently performed by the Board of Directors.

Director Compensation

Our directors do not receive cash for their service as directors. The Company does not provide additional compensation for committee participation or special assignments of the Board of Directors, but may enter into separate consulting agreements with individual directors at times.

CODE OF ETHICS

The Company has adopted a code of business conduct and ethics that applies to its directors, officers, and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions. A copy of the code is attached to this report as Exhibit 14.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company directors and executive officers, and persons who own more than ten percent (10%) of the Company’s outstanding common stock, file with the Securities and Exchange Commission (the “Commission”) initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by the Commission to furnish the Company with copies of all such reports they file. The Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representation, as of March 31, 2004, all of the Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners have been satisfied.

ITEM 10. EXECUTIVE COMPENSATION

During the years ended March 31, 2004 and 2003, executive compensation was as follows:

SUMMARY COMPENSATION TABLE

The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the three years ended December 31, 2003.

SUMMARY COMPENSATION TABLE

		Annual compensation			Long-term compensation

					Awards		Payouts

						Securities
						under-
Name					Restricted	lying		All other
and				Other annual	stock	options/	LTIP	compen-
principal	Year	Salary	Bonus	compensation	award(s)	SARs	payouts	sation
position		($)	($)	($)	($)	(#)	($)	($)

Jean-Paul	2003	65,000	0	0	0	0	0	0
Ouellette	2002	65,000	0	0	0	0	0	0
	2001	65,000	0	0	0	0	0	0
Eric	2003	0	0	0	0	0	0	0
Ouellette	2002	0	0	0	0	0	0	0
	2001	0	0	0	0	0	0	0

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Number of
			securities	Value of
			underlying	unexercised in-
			unexercised	the-money
			options/SARs at	options/SARs at
	Shares		FY-end (#)	FY-end ($)
	acquired on	Value realized	Exercisable/	Exercisable/
Name	exercise (#)	($)	Unexercisable	Unexercisable

Jean-Paul
Ouellette	0	0	0	0
Eric
Ouellette	0	0	0	0

Option Grants in Fiscal Year : No stock options were granted to executive officers of the Company during the year ended March 31, 2004.

Stock Options Exercised During Fiscal Year: None

No stock options were exercised by executive officers of the Company during the year ended March 31, 2004.

LTIP Awards During Fiscal Year: None

We did not make any long-term incentive plan awards to any executive officers or directors during the year ended March 31, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information known to us about the beneficial ownership of our common stock as of March 31, 2004 for: (1) each person, entity or group that is known by us to beneficially own five percent or more of our common stock; (2) each of our directors (and former directors, as applicable); (3) each of our named executive officers (and former officers, as applicable) as defined in Item 402(a)(2) of Regulation S-B; and (4) our directors and executive officers as a group. To the best of our knowledge, each stockholder identified below has voting and investment power with respect to all shares of common stock shown, unless community property laws or footnotes to this table are applicable.

		Percentage of
	Nature of	Shares
	Beneficial	Number of Shares	Beneficially
Directors and Officers (1)	Ownership	Beneficially Owned	Owned(1)

Jean-Paul Ouellette
455 Notre Dame Street East Montreal,
Quebec, Canada	Direct	12,648,000	38.6566%
Eric Ouellette
455 Notre Dame Street East Montreal,
Quebec, Canada		-0-	-0-
Total Employees and Directors as a group (2)		12,648,000	38.6566%

(1) Applicable percentage of beneficial ownership is based on shares outstanding as of March 31, 2004. Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after March 31, 2004 are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors Vision Global Solutions, Inc. Montreal, Quebec, Canada

We have audited the accompanying consolidated balance sheet of Vision Global Solutions, Inc. as of March 31, 2004, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of Vision Global’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vision Global Solutions, Inc. as of March 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Malone & Bailey, PLLC www.malone-bailey.com Houston, Texas
June 30, 2004

INDEPENDENT AUDITORS’ REPORT

To the Shareholders of Vision Global Solutions, Inc. Montreal, Quebec, Canada

I have audited the accompanying consolidated statements of operations, stockholders’ deficit and cash flows of Vision Global Solutions, Inc. for the year ended March 31, 2003. These financial statements are the responsibility of the company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States. Those standards require that I plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, these financial statements present fairly, in all material respects, the results of the company’s operations and its cash flows for the year ended March 31, 2003 in accordance with accounting principles generally accepted in the United States.

Gilles Heon Chartered Accountant Montreal, Quebec, Canada
July 25, 2003

VISION GLOBAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEET
March 31, 2004

ASSETS

Current Assets
Cash	$116,992
Accounts receivable, net	333,501

Total Current Assets	450,493

Computers and equipment, net of accumulated
depreciation of $359,826	120,068

$570,561

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Current portion of installment debt	$123,447
Accounts payable	155,267
Accrued expenses	298,813
Notes payable to related party	83,764
Deferred revenues	120,961

Total Current Liabilities	782,252
Installment debt	201,930
Mandatorily redeemable preferred shares, no par value,
3% cumulative dividends due beginning March 2006,
repayable at $6,692 per month beginning April 2008	401,520

Total Liabilities	1,385,702

Commitments

Stockholders’ Deficit
Common stock, Class A, no par value, unlimited shares
authorized, 31,995,825 shares issued and outstanding	515,973
Common stock, Class B, no par value, liquidation value
$234,126 plus 12% cumulative dividends if declared,
344,000 shares issued and outstanding	234,126
Paid in capital
Accumulated deficit	(1,476,915)
Other comprehensive loss:
Equity adjustment on foreign currency translation	(88,325)

Total Stockholders’ Deficit	(815,141)

$570,561

See accompanying summary of accounting policies and notes to financial statements.

     VISION GLOBAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended March 31, 2004 and 2003

	2004	2003

Revenue	$1,654,953		$1,052,601
Cost of sales	701,852		455,788
Selling	280,376		183,852
General & administrative	450,062		354,700
Research & development			73,708
Interest	28,500		30,381
Depreciation	19,970		30,920

Total operating expenses	1,480,760		1,129,349

NET INCOME (LOSS)	$174,193	$	(76,748)

Basic and diluted income (loss) per share	$.01		$(.00)

Weighted average shares outstanding	31,995,825		30,525,323

See accompanying summary of accounting policies and notes to financial statements.

VISION GLOBAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
Years Ended March 31, 2004 and 2003

	Common Stock - Class A		Common Stock - Class B

	Shares	Amount	Shares	Amount

Balances, March 31, 2002	26,054,820	$421,190	344,000	$234,126
Sale of stock for cash	5,941,005	94,783
Net (loss)
Net change in foreign
currency valuation

Balances, March 31, 2003	31,995,825	515,973	344,000	234,126
Net income
Net change in foreign
currency valuation

Balances, March 31, 2004	31,995,825	$515,973	344,000	$234,126

See accompanying summary of accounting policies and notes to financial statements.

VISION GLOBAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
Years Ended March 31, 2004 and 2003

		Compre-
	Retained	hensive
	(Deficit)	(Loss)	Totals

Balances, March 31, 2002	$(1,574,360)	$34,288	$(884,756)
Sale of stock for cash			94,783
Net (loss)	(76,748)		(76,748)
Net change in foreign
currency valuation		14,802	14,802

Balances, March 31, 2003	(1,651,108)	49,090	(851,919)
Net income	174,193		174,193
Net change in foreign
currency valuation		(137,415)	(137,415)

Balances, March 31, 2004	$(1,476,915)	$ (88,325)	$(815,141)

See accompanying summary of accounting policies and notes to financial statements.

     VISION GLOBAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
Years Ended March 31, 2004 and 2003

	2004	2003

Cash Flows Used in Operating Activities
Net Income (Loss)	$174,193	$	(76,748)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	19,970		30,920
Changes in:
Accounts receivable	(143,968)		(56,719)
Accounts payable	(130,480)		26,972
Accrued expenses	298,813
Deferred revenues	14,139		(50,133)

Net Cash Used in Operating Activities	232,667		(125,708)

Cash Flows Used in Investing Activities
Purchase of Computers and equipment	(79,538)		(5,103)
Collection of note receivable	11,870		22,041

Net Cash Used in Investing Activities	(67,668)		16,938

Cash Flows Provided by Financing Activities
Proceeds from loans by a related party	83,764
Proceeds from sale of common stock			94,783
Proceeds from new installment debt			17,352
Payments on installment debt	(40,974)
Payments on bank loan	(19,163)		(15,602)

Net Cash Provided by Financing Activities	23,627		96,533

Effect of Exchange Rate Changes on Cash	(73,292)		(3,487)

Net increase (decrease) in cash	115,334		(15,724)

Cash at beginning of year	1,658		17,382

Cash at end of year	$116,992		$1,658

Cash paid during the year for:
Interest	$28,500		$30,381
Income taxes	0		0

See accompanying summary of accounting policies and notes to financial statements.

VISION GLOBAL SOLUTIONS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Vision Ontario, Inc. was incorporated in Quebec, Canada on October 10, 2000. Vision/R4 Canada, Inc. was incorporated in Quebec on November 21, 1996. It was renamed Vision/R4 Corporation on February 15, 1999. A.R.T.I. Vision, Inc. was incorporated in Quebec on December 5, 1994. All three entities were under common control and merged in 2000. On December 20, 2000, the consolidated entity merged with an inactive Quebec entity named Outer Edge Holdings, Inc. and renamed the combined entity as Vision Global Solutions, Inc.

Vision Global markets, under the name Apogee, an integrated accounting and management software that allows companies to apply an activity-based management solution, a common sense systematic method of planning, controlling and improving labor and overhead expenses, to their businesses-management models. Vision Global holds a license from the third-party software developer. The license requires Vision Global to purchase the software and has minimum purchase requirements of 150 copies per month.

Management Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Cash Equivalents. Highly liquid investments with original maturities of three months or less are considered cash equivalents.

Other comprehensive income represents changes in the value of the Canadian dollar relative to the U.S. dollar. As of each balance sheet date, Vision Global translates its assets and liabilities into U.S. dollars at the exchange rate in effect on that date. There are no hedging contracts. Revenues and expenses during each period are translated at the average exchange rates of those periods. Equity accounts are translated at historical amounts. Translation adjustments are deferred in the equity account, Other Comprehensive Income (Loss), a separate component of Stockholders’ Equity.

Revenue Recognition. Revenue is recognized when the earning process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon delivery and acceptance of software products or the performance of the services. Refunds are given to unhappy customers. Refunds are netted against sales if they occur in the year of the sale and are recorded as bad debts if they occur in the following year. Vision Global offers an independent warranty for a 1-year period for an agreed-upon up-front payment. It collects the amount up front and amortizes the revenue over the term of the coverage, with the unearned portion shown as deferred revenue.

Sales agreements may contain certain elements other than the software licenses such as installation, consulting, training and specific modifications to the software requested by the customer. For multiple elements arrangements, Vision Global establishes vendor-specific objective evidence of fair value of the multiple elements based upon the price established by management having the relevant authority and certainty that the price will not change before the separate introduction of the element into the marketplace.

An allowance for doubtful accounts is provided based on credit experience. As of March 31, 2004 and 2003, Vision Global’s allowance is $0, as determined by management.

Long-lived Assets. Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the 3- or 7-year estimated useful lives of the assets.

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. No impairment losses have been recorded since inception.

Income Taxes. Canadian income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

Stock Options and Warrants. Vision Global accounts for stock-based compensation to employees under the intrinsic value method. Under this method, Vision Global recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant.

Vision Global accounts for stock-based compensation to non-employees under the fair value method using the Black-Scholes option-pricing modeling method.

Earnings per Share. Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive.

Recent Accounting Pronouncements. Vision Global does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Reclassifications. Certain reclassifications were made to the financial statements of Vision Global for the year ended March 31, 2003 to conform to the classifications used in the current year.

NOTE 2 - COMPUTERS AND EQUIPMENT

A summary is as follows:

	Estimated	Amount,
	Useful Lives	at cost

Computers	3 years	$ 256,102
Software	3 years	90,942
Equipment and furniture	3 - 7 years	132,850

		479,894
Less: accumulated depreciation		(359,826)

		$ 120,068

NOTE 3 - INSTALLMENT NOTES PAYABLE

Loan from Investissement Quebec, payable
in monthly installments of $4,240 per month,
including interest at 7% APR, unsecured	$173,763

Loan from the Canadian government, payable
in 4 annual installments beginning June 2002 with
no payments made to date, no interest and no
collateral	77,907

Loan from Caisse Populaire Bank, payable
in monthly installments of $2,028 plus interest
at bank’s prime + 3%, no collateral	73,017

Two capital leases for the financing of
office furniture and equipment, payable in
monthly installments of $225, bearing interest
at an average 10%, maturing in June 2004	690

325,377
Less: current portion	(123,447)

$201,930

Installment debt is repayable as follows:

Year ended March 31, 2006	$86,694
2007	70,316
2008	44,920

$201,930

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consist of:

Research and development grant	$90,227
Sales and payroll taxes	172,714
Other	35,872

$298,813

The research and development grant was filed with the Quebec Province in the current year based on various research and development related activities incurred in fiscal 2003. The $90,227 check was received November 2003. The government has a right to audit the claimed expenses and the amount will be recognized as income when such audit occurs or when Vision Global is notified that the claimed expenses will be accepted without audit. An additional check for $90,000 was received in April 2004 for the year ended March 31, 2002. A claim is planned for another $120,000 based on expenses incurred during fiscal 2004.

NOTE 5 - INCOME TAXES

Income taxes are not due since Vision Global has had losses since inception. Since inception, Vision Global has had about $400,000 in net operating losses, which expire in Canada in fiscal 2018.

The components of deferred taxes are as follows:

Deferred tax assets
Net operating loss carryforwards	$140,000
Less: valuation allowance	(140,000)

Current net deferred tax assets	$0

NOTE 6 - COMMON STOCK

During fiscal 2003, 5,941,005 common shares were sold for $94,783 net proceeds, or about $.016 per share.

NOTE 7 - STOCK OPTIONS AND WARRANTS

Vision Global adopted its 2000 Stock Option Plan (the Plan) which provides for the granting of options to its officers, directors and employees. The option price, the number of shares and the date of the grant date are determined at the discretion of the Board of Directors but the price attached to the option will never be lower than the market price.

There were no options or warrants issued or outstanding during fiscal 2004 or 2003.

NOTE 8 – CONCENTRATIONS

Customers A and B accounted for $300,000 and $234,000, or 16% and 12%, respectively, of total sales in fiscal 2004. No other customers or vendors accounted for as much as 10% of sales or purchases during fiscal 2004 or 2003.

NOTE 9 - COMMITMENTS

Vision Global leases its office space in Montreal, Quebec at the current rate of $7,009 per month. Rent expense in fiscal 2004 and 2003 was $78,309 and $61,912. Future minimum lease payments are as follows:

Year ended March 31, 2005	$ 84,108
2006	87,554
2007	88,702
2008	22,175

$282,539

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a) Exhibits

3.1	Company's Certificate of Incorporation (1)
3.2	Company's Bylaws (1)
3.3	Audit Committee Charter (2)
3.4	Compensation Committee Charter (2)
14	Code of Ethics (2)
23.1	Consent of Independent Auditors (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the
Sarbanes-Oxley Act. (2)
31.2	Certification of Principal Financial and Accounting Officer Pursuant
to Section 302 of the Sarbanes-Oxley Act. (2)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act. (2)
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act. (2)

(1) Incorporated herein by this reference to the Company's Registration Statement on form 20-F filed with the Securities Exchange Commission on October 17, 2001.

(2) Filed herewith.

B. Reports on Form 8-K

On February 17, 2004, the Company announced on Form 8-K, that the Company engaged Malone & Bailey, PLLC as its principal accountant to replace its former principal accountant, Gilles Héon Chartered Accountant (GH).

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
Year ended March 31, 2004

Audit Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports during the fiscal year ending March 31, 2004 was $1,100.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the fiscal year ending March 31, 2004 was none.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during fiscal year ending March 31, 2004 was none.

Year ended March 31, 2003

Audit Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our consolidated financial statements for the fiscal year ending March 31, 2003 and for the review of our financial information included in our Annual Report for the fiscal year ending March 31, 2003; and our quarterly reports during the fiscal year ending March 31, 2003 was $20,585.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the fiscal year ending March 31, 2003 was $15,248.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during the fiscal year ending March 31, 2003 was $1,525.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Andean Development Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISION GLOBAL SOLUTIONS INC.

By /s/ JEAN-PAUL OUELLETTE

JEAN-PAUL OUELLETTE
Chief Executive Officer

Date: July 19, 2004

VISION GLOBAL SOLUTIONS INC.

By /s/ JEAN-PAUL OUELLETTE

JEAN-PAUL OUELLETTE
Chief Accounting Officer

     In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

Signatures	Title	Date

By /s/ JEAN-PAUL OUELLETTE	Chairman of the Board, Chief
	Accounting Officer, President,	July 19, 2004.
JEAN-PAUL OUELLETTE	Director

By /s/ ERIC OUELLETTE	Director
July 19, 2004.
ERIC OUELLETTE