Form 10KSB/A
period 2004-03-31
VISION GLOBAL SOLUTIONS INC
filed 2004-09-15
CIK 1135657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended March 31, 2004
Commission file number: 000-31104

VISION GLOBAL SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	1040	Applied For
(State of Incorporation)	(Primary Standard Classification Code)	(IRS Employer ID No.)

Vision Global Solutions Inc. 455 Notre Dame Street East Montreal, Quebec, Canada	H2Y 1C9
(Address of principal executive offices)	(Zip Code)

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

COMMON STOCK, NO PAR VALUE
(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes |X|  No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $1,654,953.

State the aggregate market value of the voting stock held by non-affiliates of the registrant on July 15, 2004, computed by reference to the price at which the stock was sold on that date: $196,918.25.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

33,148,425 shares of Common Stock, no par value, as of March 31, 2004.

Transitional Small Business Disclosure Format (check one)
Yes |_|  No |X|

DOCUMENTS INCORPORATED BY REFERENCE

None

VISION GLOBAL SOLUTIONS INC.
Report on Form 10KSB
For the Fiscal Year Ended March 31, 2004

PART I

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A “SAFE HARBOR” FOR FORWARD LOOKING STATEMENTS. This Form 10-KSB contains statements that are not historical facts. These statements are called "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using "estimate," "anticipate," "believe," "project," "expect," "intend," "predict," "potential," "future," "may," "should" and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including:

•	Changes in existing product liability, tort or warranty laws or the introduction of new laws, regulations or policies that could affect our business practices: these laws, regulations or policies could impact our industry as a whole, or could impact only those portions in which we are currently active.

•	Changes in environmental regulations: these regulations could have a negative impact on our earnings; for example, laws mandating greater fuel efficiency could increase our research and development costs.

•	Changes in economic conditions, including changes in interest rates, financial market performance and our industry: these types of changes can impact the economy in general, resulting in a downward trend that impacts not only our business, but all companies with which we compete; or, the changes can impact only those parts of the economy upon which we rely in a unique fashion, including, hotels, restaurants and business travel.

•	Changes in relationships with major customers and/or suppliers: an adverse change in our relationships with major customers and/or suppliers would have a negative impact on our earnings and financial position.

•	Armed conflicts and other military actions: the considerable political and economic uncertainties resulting from these events, could adversely affect our order intake and sales, particularly in the limousine market.

•	Factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission.

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

Possible Volatility of Stock Price

Many factors could affect the market price of our common shares. These factors include:

•	Variations in our operating results;
•	Variations in industry growth rates;
•	Actual or anticipated announcements of technical innovations or new products or product enhancements by us or our competitors;
•	General economic conditions in the market for our products and services;
•	Divergence of our operating results from analysts’ expectations;
•	Changes in earning estimates by research analysts

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 24th 2003, Vision Global Solutions Inc. gave notice of a Special Meeting of shareholders of the company to be held at Comfort Inn, 200 blvd. Paquette, Mont Laurier, Quebec, Canada, J9L 1L5 on October 31st 2003 at 11:00 o’clock in the forenoon (Eastern time) (the “Meeting”).

The meeting was called for the following purposes, namely:

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

As of March 31, 2004, there were approximately 33,148,425 holders of record of the Company's Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

Special Information regarding forward looking statements.

Some of the statements in this Form 10K-SB are “forward-looking statements.” These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the factors set forth above under “Risk Factors.” The word “believe”, “expect”, “anticipate”, “intend”, “plan”, and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revision to any of the forward-looking statements in this document to reflect any future or developments.

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

TOTAL OPERATING EXPENSES

Total Operating Expenses increased from $1,129,349 for the year ended March 31, 2003 to $1,518,260 for the year ended March 31, 2004, an increase of $388,911, primarily as a result the increase in the cost of sales associated with an increase in revenues.

NET INCOME (LOSS)

Net loss for the year ended March 31, 2003 was ($76,748) as compared to a net income for the year ended March 31, 2004 of $136,693, primarily as a result of an increase in software sales.

ASSETS

CASH

Cash increased from $17,382 at March 31, 2003 to $116,991 at March 31, 2004, an increase of $99,609, primarily as a result of the increase in revenues.

ACCOUNTS RECEIVABLE

Accounts receivable increased from $132,565 at March 31, 2003 to $333,501 at March 31, 2004, an increase of $200,936, primarily as a result of the increase in sales.

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

ACCOUNTING POLICIES SUBJECT TO ESTIMATION AND JUDGMENT

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used.

CONTROLS AND PROCEDURES

The Company's Chief Executive Officer has concluded, based on an evaluation conducted within 90 days prior to the filing date of this Annual Report on Form 10-KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

ITEM 7. FINANCIAL STATEMENTS

See "Index to Financial Statements" for a description of the financial statements included in this Form 10-KSB.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

The director and executive officer as of March 31, 2004 is as follows:

NAME	AGE	POSITION

Jean-Paul Ouellette	61	Chairman of the Board, President Chief Executive Officer/Chief Accounting Officer/Director

Eric Ouellette	31	Director

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company directors and executive officers, and persons who own more than ten percent (10%) of the Company's outstanding common stock, file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by the Commission to furnish the Company with copies of all such reports they file. The Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representation, as of March 31, 2004, all of the Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners have been satisfied.

ITEM 10. EXECUTIVE COMPENSATION

During the years ended March 31, 2004 and 2003, executive compensation was as follows:

SUMMARY COMPENSATION TABLE

The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the three years ended December 31, 2003.

SUMMARY COMPENSATION TABLE

		Annual compensation			Long-term compensation

					Awards		Payouts
Name and principal position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)
					Restricted stock award(s) ($)	Securities underlying options/ SARs (#)	LTIP payouts ($)	All other compensation ($)

Jean-Paul Ouellette	2003	65,000	0	0	0	0	0	0
	2002	65,000	0	0	0	0	0	0
	2001	65,000	0	0	0	0	0	0

Eric Ouellette	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0
	2001	0	0	0	0	0	0	0

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
Name	Shares acquired on exercise (#)	Value realized ($)	Number of securities underlying unexercised options/SARs at FY-end (#) Exercisable/ Unexercisable	Value of unexercised in- the-money options/SARs at FY-end ($) Exercisable/ Unexercisable

Jean-Paul Ouellette	0	0	0	0

Eric Ouellette	0	0	0	0

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

		Percentage of
	Nature of	Shares
	Beneficial	Number of Shares		Beneficially
Directors and Officers (1)	Ownership	Beneficially Owned		Owned (1)

Jean-Paul Ouellette
455 Notre Dame Street East Montreal,
Quebec, Canada	Direct	12,648,000		38.6566%

Eric Ouellette
455 Notre Dame Street East Montreal,
Quebec, Canada	—	-0	-	-0	-

Total Employees and Directors as a group (2)		12,648,000		38.6566%

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

As discussed in Note 10 to the financial statements, an error affecting total shares issued and outstanding was discovered by management during September 2004. Accordingly, adjustments have been made as of December 31, 2003, to correct the error.

Malone & Bailey, PLLC
www.malone-bailey.com
Houston, Texas

June 30, 2004, except Note 10,
as to which the date is
September 10, 2004

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

Gilles Heon Chartered Accountant
Montreal, Quebec, Canada

July 25, 2003

VISION GLOBAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEET
March 31, 2004
(restated)

ASSETS

Current Assets
Cash	$116,992
Accounts receivable, net	333,501
Total Current Assets	450,493
Computers and equipment, net of accumulated
depreciation of $359,826	120,068
$570,561

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Current portion of installment debt	$123,447
Accounts payable	155,267
Accrued expenses	298,813
Notes payable to related party	83,764
Deferred revenues	120,961
Total Current Liabilities	782,252
Installment debt	201,930
Mandatorily redeemable preferred shares, no par value,
3% cumulative dividends due beginning March 2006,
repayable at $6,692 per month beginning April 2008	401,520
Total Liabilities	1,385,702

Commitments

Stockholders’ Deficit
Common stock, Class A, no par value, unlimited shares
authorized, 32,804,425 shares issued and outstanding	553,473
Common stock, Class B, no par value, liquidation value
$234,126 plus 12% cumulative dividends if declared,
344,000 shares issued and outstanding	234,126
Accumulated deficit	(1,514,415)
Other comprehensive loss:
Equity adjustment on foreign currency translation	(88,325)
Total Stockholders’ Deficit	(815,141)
$570,561

See accompanying summary of accounting policies
and notes to financial statements.

VISION GLOBAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended March 31, 2004 and 2003

	(restated)
	2004	2003

Revenue	$1,654,953		$1,052,601

Cost of sales	701,852		455,788
Selling	280,376		183,852
General & administrative	487,562		354,700
Research & development			73,708
Interest	28,500		30,381
Depreciation	19,970		30,920

Total operating expenses	1,518,260		1,129,349

NET INCOME (LOSS)	$136,693	$	(76,748)

Basic and diluted income (loss) per share	$.00		$(.00)

Weighted average shares outstanding	32,023,950		30,525,323

See accompanying summary of accounting policies
and notes to financial statements.

VISION GLOBAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
Years Ended March 31, 2004 and 2003
(restated)

	Common Stock - Class A		Common Stock - Class B
	Shares	Amount	Shares	Amount
Balances, March 31, 2002	26,054,820	$421,190	344,000	$234,126

Sale of stock for cash	5,941,005	94,783

Net (loss)

Net change in foreign
currency valuation

Balances, March 31, 2003	31,995,825	515,973	344,000	234,126

Issuance of shares for
services	750,000	37,500

Correction of shares
outstanding	58,600

Net income

Net change in foreign
currency valuation

Balances, March 31, 2004	32,804,425	$553,473	344,000	$234,126

See accompanying summary of accounting policies
and notes to financial statements.

VISION GLOBAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
Years Ended March 31, 2004 and 2003
(restated)

	Retained	Comprehensive
	(Deficit)	(Loss)	Totals
Balances, March 31, 2002	$(1,574,360)	$34,288	$(884,756)

Sale of stock for cash			94,783

Net (loss)	(76,748)		(76,748)

Net change in foreign
currency valuation		14,802	14,802

Balances, March 31, 2003	(1,651,108)	49,090	(851,919)

Issuance of shares for
services			37,500

Correction of shares
outstanding

Net income	136,693		136,693

Net change in foreign
currency valuation		(137,415)	(137,415)

Balances, March 31, 2004	$(1,514,415)	$ (88,325)	$(815,141)

See accompanying summary of accounting policies
and notes to financial statements.

VISION GLOBAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
Years Ended March 31, 2004 and 2003

	(restated)
	2004	2003
Cash Flows Used in Operating Activities
Net Income (Loss)	$136,693	$	(76,748)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Stock issued for services	37,500
Depreciation	19,970		30,920

Changes in:
Accounts receivable	(143,968)		(56,719)
Accounts payable	(130,480)		26,972
Accrued expenses	298,813
Deferred revenues	14,139		(50,133)
Net Cash Used in Operating Activities	232,667		(125,708)

Cash Flows Used in Investing Activities
Purchase of Computers and equipment	(79,538)		(5,103)
Collection of note receivable	11,870		22,041
Net Cash Used in Investing Activities	(67,668)		16,938

Cash Flows Provided by Financing Activities
Proceeds from loans by a related party	83,764
Proceeds from sale of common stock			94,783
Proceeds from new installment debt			17,352
Payments on installment debt	(40,974)
Payments on bank loan	(19,163)		(15,602)
Net Cash Provided by Financing Activities	23,627		96,533

Effect of Exchange Rate Changes on Cash	(73,292)		(3,487)

Net increase (decrease) in cash	115,334		(15,724)

Cash at beginning of year	1,658		17,382

Cash at end of year	$116,992		$1,658

Cash paid during the year for:
Interest	$28,500		$30,381
Income taxes	0		0

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

NOTE 2 - COMPUTERS AND EQUIPMENT

A summary is as follows:

	Estimated	Amount,
	Useful Lives	at cost
Computers	3 years	$256,102
Software	3 years	90,942
Equipment and furniture	3 - 7 years	132,850
		479,894
Less: accumulated depreciation		(359,826)
		$120,068

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

NOTE 6 - COMMON STOCK

During fiscal 2004, 750,000 shares were issued for services valued at the current trading price of $.05 per share, or $37,500.

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

NOTE 8 - CONCENTRATIONS

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
$282,539

NOTE 10 - RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

A single restatement was made for the effect of previously unrecorded shares issued on April 29, 2003. 750,000 shares were issued for services and valued at the then market trading price of $.05 per share, or $37,500.

An additional 58,600 shares were discovered to be outstanding and pertaining to a prior year and for which records are not available. No expense was recorded for these shares.

A summary of the restatement is as follows:

	Previously	Increase
	Stated	(Decrease)	Restated
As of December 31, 2003:
Balance Sheet:
Total assets	$570,561	$—	$570,561
Total liabilities	1,385,702	—	1,385,702

Common stock, Class A	515,973	37,500	553,473
Common stock, Class B	234,126	—	234,126
Accumulated deficit	(1,476,915)	(37,500)	(1,514,415)
Other comprehensive loss	(88,325)	—	(88,325)

Total liabilities and equity	$570,561	$—	$570,561

For the year ended December 31, 2003:

Statement of Operations:
Revenues	$1,654,953	—	$1,654,953
Operating expenses	1,480,760	37,500	1,518,260

Net income	$174,193	$(37,500)	$136,693

Basic and diluted net income per
common share	$.01	—	$.00
Weighted average common shares
outstanding	31,995,825	28,125	32,023,950

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

A.	Exhibits

3.1	Company's Certificate of Incorporation (1)
3.2	Company's Bylaws (1)
3.3	Audit Committee Charter (2)
3.4	Compensation Committee Charter (2)
14	Code of Ethics (2)
23.1	Consent of Independent Auditors (3)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (3)
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (3)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (3)
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (3)

(1) Incorporated herein by this reference to the Company's Registration Statement on form 20-F filed with the Securities Exchange Commission on October 17, 2001.

(2) Incorporated herein by this reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 2004, filed with the Securities Exchange Commission on September 15, 2004.

(3) Filed herewith

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Vision Global Solutions, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISION GLOBAL SOLUTIONS INC.

By /s/ JEAN-PAUL OUELLETTE

JEAN-PAUL OUELLETTE
Chief Executive Officer

Date: September 15, 2004

VISION GLOBAL SOLUTIONS INC.

By /s/ JEAN-PAUL OUELLETTE

JEAN-PAUL OUELLETTE
Chief Accounting Officer

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

Signatures	Title	Date

By /s/ JEAN-PAUL OUELLETTE	Chairman of the Board, Chief Accounting Officer, President, Director	September 15, 2004
.
JEAN-PAUL OUELLETTE

By /s/ ERIC OUELLETTE	Director	September 15, 2004
.
ERIC OUELLETTE