Form 10QSB
period 2004-06-30
VISION GLOBAL SOLUTIONS INC
filed 2004-09-15
CIK 1135657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2004 Commission file number: 000-31104

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

As of June 30, 2004, there were 33,148,425 shares of the registrant’s common stock, no par value, outstanding.

VISION GLOBAL SOLUTIONS INC.

INDEX

Part I. Financial Information		Page

Item 1.	Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements

(a)	Condensed Consolidated Balance Sheets as of June 30, 2004 (unaudited) and
	December 31, 2003	3

(b)	Consolidated Statements of Operations for the Three Months Ended June 30, 2004
	and 2003 (unaudited)	4

(c)	Consolidated Statement of Changes in Shareholders’ Equity for the Three Months
	Ended June 30, 2004 (unaudited)	5

(d)	Consolidated Statements of Cash Flows for the Three Months Ended
	June 30, 2004 and 2003 (unaudited)	6

(e)	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations	9

Item 3.	Controls and Procedures	12

Part II. Other Information

Item 1.	Legal Proceedings	13

Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities	13

Item 6.	Exhibits and Reports on Form 8-K	13

Signature		14

VISION GLOBAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEET
June 30, 2004

ASSETS

Current Assets
Cash	$127,293
Accounts receivable, net	168,945

Total Current Assets	296,238

Computers and equipment, net of accumulated
depreciation of $371,113	99,331

$395,569

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Current portion of installment debt	$121,029
Accounts payable	144,189
Accrued expenses	393,387
Notes payable to related party	61,557
Deferred revenues	137,110

Total Current Liabilities	857,272

Installment debt	181,754
Mandatorily redeemable preferred shares, no par value,
3% cumulative dividends due beginning March 2006,
repayable at $6,692 per month beginning April 2008	393,614

Total Liabilities	1,432,640

Commitments

Stockholders’ Deficit
Common stock, Class A, no par value, 45,000,000 shares
authorized, 32,804,425 shares issued and outstanding	553,473
Common stock, Class B, no par value, liquidation value
$234,126 plus 12% cumulative dividends if declared,
344,000 shares issued and outstanding	234,126
Paid in capital
Accumulated deficit	(1,748,122)
Other comprehensive loss:
Equity adjustment on foreign currency translation	(76,548)

Total Stockholders’ Deficit	(1,037,071)

$395,569

     VISION GLOBAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2004 and 2003

		(restated)
	2004	2003

Revenue	$209,367	$449,812

Cost of sales	190,806	208,599
Selling	85,988	63,617
General & administrative	141,730	151,800
Interest	6,506	5,423
Depreciation	18,044	4,179

Total operating expenses	443,074	433,618

NET INCOME (LOSS)	$(233,707)	$16,194

Basic and diluted income (loss) per share	$(.00)	$(.00)

Weighted average shares outstanding	32,804,425	30,525,323

     VISION GLOBAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
Three Months Ended June 30, 2004 and 2003

		(restated)
	2004	2003

Cash Flows Used in Operating Activities
Net Income (Loss)	$(233,707)	$16,194
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Stock issued for services		37,500
Depreciation	11,287	4,179
Changes in:
Accounts receivable	164,557	—
Accounts payable	(11,079)	—
Accrued expenses	94,574	121,310
Deferred revenues	16,149	29,684

Net Cash Provided by Operating Activities	41,781	208,867

Cash Flows Used in Financing Activities
Payment of note payable – related party	(22,207)	(20,704)
Payments on installment debt	(20,176)	(12,128)
Payments on bank loan	(2,418)	(20,895)

Net Cash Used in Financing Activities	(44,801)	(53,727)

Effect of Exchange Rate Changes on Cash	13,321	—

Net increase in cash	10,301	155,140

Cash at beginning of year	116,992	—

Cash at end of year	$127,293	$155,140

Vision Global Solution, Inc.
Notes to Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Vision Global Solution, Inc. (“Vision Global”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Vision Global’s Annual Report filed with the SEC on 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2004 as reported in the 10-KSB have been omitted.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The previous discussion and other sections of this Form 10-QSB contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should carefully review the risk factors included in other reports or documents filed by the Company from time to time with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2004 and 2003
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

REVENUES

Revenues decreased from $449,812 for the quarter ended June 30, 2003 to $209,637 for the quarter ended June 30, 2004, a decrease of $240,175, primarily as a result of a decrease in software sales.

COSTS OF SALES

Costs of sales decreased from $208,599 for the quarter ended June 30, 2003 to $190,806 for the quarter ended June 30, 2004, a decrease of $17,793, primarily as a result of the decrease in software sales.

TOTAL OPERATING EXPENSES

Total Operating Expenses increased from $433,618 for the quarter ended June 30, 2003 to $443,074 for the quarter ended June 30, 2004, an increase of $9,456, primarily as a result of the increase in depreciation expenses.

NET INCOME (LOSS)

Net income for the quarter ended June 30, 2003 was $16,194 as compared to a net loss for the quarter ended June 30, 2004 of (233,707), primarily as a result of a decrease in software sales.

ASSETS
TOTAL CURRENT ASSETS

Total current assets for the quarter ended June 30, 2004 were $296,569, which included cash of $127,293 and accounts receivable of $168,238 as compared to total current assets of $450,493 at March 31, 2004. The decrease in total current assets for the first quarter were primarily as a result of a decrease in software sales resulting in a decrease in accounts receivable.

TOTAL CURRENT LIABILITIES

Total current liabilities for the quarter ended June 30, 2004 were $857,272 as compared to total current liabilities of $782,252 at March 31, 2004. The increase in total liabilities can be attributed primarily to an increase in accrued expenses.

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

ITEM 3. CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company’s disclosure obligations under the Exchange Act.

        Changes in Internal Controls

        There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various claims and legal actions in the ordinary course of business. We are not aware of any pending or threatened litigation that we believe is reasonably likely to have a material adverse affect on our results of operations, financial position or liquidity. None of these matters, in the opinion of management, is likely to result in a material effect on us based upon information available at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

	EXHIBIT INDEX	Pages of Sequential
	Exhibit No. and Description	Numbering System

31.1	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
2002

31.2	Certification Statement of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
2002

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of
2002

32.2	Certification Statement of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of
2002

(b)      Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISION GLOBAL SOLUTIONS INC.

By /s/ JEAN-PAUL OUELLETTE ------------------------------------------- JEAN-PAUL OUELLETTE Chief Executive Officer

Date: September 15, 2004

VISION GLOBAL SOLUTIONS INC.

By /s/ JEAN-PAUL OUELLETTE ------------------------------------------- JEAN-PAUL OUELLETTE Chief Accounting Officer

Date: September 15, 2004