Form 10QSB
period 2004-09-30
VISION GLOBAL SOLUTIONS INC
filed 2004-11-29
CIK 1135657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2004
Commission file number: 000-31104

VISION GLOBAL SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Nevada (State of Incorporation)	1040 (Primary Standard Classification Code)	Applied For (IRS Employer ID No.)

Vision Global Solutions Inc.
455 Notre Dame Street East Montreal, Quebec, Canada	H2Y 1C9
(Address of principal executive offices)	(Zip Code)

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

COMMON STOCK, NO PAR VALUE
(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of September 30, 2004, there were 33,148,425 shares of the registrant’s common stock, no par value, outstanding.

VISION GLOBAL SOLUTIONS INC.

VISION GLOBAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEET
September 30, 2004

ASSETS

Current Assets
Cash	$119,306
Accounts receivable, net	196,434
Total Current Assets	315,740
Computers and equipment, net of accumulated
depreciation of $402,153	91,959
$407,699

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Current portion of installment debt	$147,909
Accounts payable	146,820
Accrued expenses	471,349
Notes payable to related party	70,320
Deferred revenues	211,985
Total Current Liabilities	1,048,383

Installment debt	153,641
Mandatorily redeemable preferred shares, no par value,
3% cumulative dividends due beginning March 2006,
repayable at $6,692 per month beginning April 2008	413,417
Total Liabilities	1,615,441

Commitments

Stockholders’ Deficit
Common stock, Class A, no par value, 45,000,000 shares
authorized, 32,804,425 shares issued and outstanding	553,473
Common stock, Class B, no par value, liquidation value
$234,126 plus 12% cumulative dividends if declared,
344,000 shares issued and outstanding	234,126
Paid in capital
Accumulated deficit	(1,871,831)
Other comprehensive loss:
Equity adjustment on foreign currency translation	(123,510)
Total Stockholders’ Deficit	(1,207,742)
$407,699

VISION GLOBAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended September 30, 2004 and 2003

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Revenue	$446,128	$108,078	$655,495	$557,890

Cost of sales	122,412	46,474	313,218	255,073
Selling	292,052	250,787	378,040	314,404
General & administrative	125,261	112,043	266,991	226,343
Interest	5,957	11,096	12,463	16,519
Depreciation	12,674	4,299	30,718	8,478
Bad debt	11,481	—	11,481	—
Total operating expenses	569,837	424,699	1,012,911	820,817
NET LOSS	(123,709)	(316,621)	(357,416)	(262,927)

Basic and diluted loss per share	$(0.00)	$(0.32)	$(0.01)	$(0.26)

Weighted average
shares outstanding	32,804,425	1,000,000	32,804,425	1,000,000

VISION GLOBAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
Six Months Ended September 30, 2004 and 2003

	2004	2003
Cash Flows From Operating Activities
Net Income (Loss)	$(357,416)	$(262,927)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	30,718	8,478
Bad debt	11,481	—
Changes in:
Accounts receivable	125,586	—
Accounts payable	(13,047)	—
Accrued expenses	87,440	274,426
Deferred revenues	163,683	98,390
Net Cash Provided by Operating Activities	48,445	118,367

Cash Flows from Financing Activities
Payment of note payable - related party	(15,926)	(41,599)
Payments on installment debt	(32,757)	(21,876)
Net Cash Used in Financing Activities	(48,683)	(63,475)
Effect of Exchange Rate Changes on Cash	2,552	30,042
Net increase in cash	2,314	84,934

Cash at beginning of year	116,992	—

Cash at end of year	$119,306	$84,934

Vision Global Solution, Inc.
Notes to Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Vision Global Solution, Inc. (“Vision Global”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Vision Global’s Annual Report filed with the SEC on 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2004 as reported in the 10-KSB have been omitted.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 and 2003

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

Three Months Ended September 30, 2004 and 2003

REVENUES

Revenues increased from $108,078 for the quarter ended September 30, 2003 to $446,128 for the quarter ended September 30, 2004, an increase of $338,050, primarily as a result of an increase in software sales.

COSTS OF SALES

Costs of sales increased from $46,474 for the quarter ended September 30, 2003 to $122,412 for the quarter ended September 30, 2004, an increase of $75,938, primarily as a result of the increase in costs associated with an increase in software sales.

TOTAL OPERATING EXPENSES

Total Operating Expenses increased from $424,699 for the quarter ended September 30, 2003 to $569,837 for the quarter ended September 30, 2004, an increase of $145,138, primarily as a result of the increase costs associated with an increase in software sales, depreciation expenses and bad debt.

NET INCOME (LOSS)

Net loss for the quarter ended September 30, 2003 was ($316,621) decreased as compared to a net loss for the quarter ended September 30, 2004 of ($123,709), primarily as a result of an increase in software sales.

Six Months Ended September 30, 2004 and 2003

REVENUES

Revenues increased from $557,890 for the six months ended September 30, 2003 to $655,495 for the six months ended September 30, 2004, an increase of $97,605, primarily as a result of an increase in software sales primarily in the second quarter.

COSTS OF SALES

Costs of sales increased from $255,073 for the six months ended September 30, 2003 to $313,218 for the six months ended September 30, 2004, an increase of $58,145, primarily as a result of the increase in costs associated with an increase in software sales primarily in the second quarter.

TOTAL OPERATING EXPENSES

Total Operating Expenses increased from $820,817 for the six months ended September 30, 2003 to $1,012,911 for the six months ended September 30, 2004, an increase of $192,094, primarily as a result of the increase costs associated with an increase in software sales, depreciation expenses and bad debt primarily in the second quarter.

NET INCOME (LOSS)

Net loss for the six months ended September 30, 2003 was ($262,927) increased as compared to a net loss for the six months ended September 30, 2004 of ($357,416), primarily as a result of an increase in software sales primarily as result of the first quarter results.

ASSETS

TOTAL CURRENT ASSETS

Total current assets for the quarter ended September 30, 2004 were $315,740, which included cash of $119,306 and accounts receivable of $196,434.

TOTAL CURRENT LIABILITIES

Total current liabilities for the quarter ended September 30, 2004 were $1,615,441.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:
EXHIBIT INDEX         Pages of Sequential
Exhibit No. and Description      Numbering System

31.1	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Statement of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Statement of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISION GLOBAL SOLUTIONS INC.

By /s/ JEAN-PAUL OUELLETTE
JEAN-PAUL OUELLETTE
Chief Executive Officer

Date: November 29, 2004

VISION GLOBAL SOLUTIONS INC.

By /s/ JEAN-PAUL OUELLETTE
JEAN-PAUL OUELLETTE
Chief Accounting Officer

Date: November 29, 2004

