Form 10QSB
period 2004-12-31
VISION GLOBAL SOLUTIONS INC
filed 2005-02-14
CIK 1135657

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended December 31, 2004
                        Commission file number: 000-31104


                          VISION GLOBAL SOLUTIONS INC.

             (Exact name of registrant as specified in its charter)




         Nevada                      1040                     Applied For
(State of Incorporation)      (Primary Standard           IRS Employer ID No.)
                             Classification Code)


      Vision Global Solutions Inc.
      455 Notre Dame Street East Montreal, Quebec, Canada     H2Y 1C9
      (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (514) 848-1166
                                                           --------------


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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of December 31, 2004, there were 328,867 shares of the registrant's common stock, $0.001, issued and outstanding. As of February 14, 2005, there were 50,473,867shares of the registrant's common stock, $0.001, issued and outstanding.


                          VISION GLOBAL SOLUTIONS INC.

                                      INDEX




Part I. Financial Information                                           Page


  Item 1. Condensed Consolidated Financial Statements and
          Notes to Condensed Consolidated Financial Statements


      (a)   Condensed Consolidated Balance Sheet as of
            December 31, 2004 (unaudited)                                 3

      (b)   Consolidated Statements of Operations for the
            Three Months and Six Months Ended December 31,
            2004 and 2003 (unaudited)                                     4

      (c)   Consolidated Statements of Cash Flows for the
            Three Months and Six Months Ended December 31,
            2004 and 2003 (unaudited)                                     5

      (d)   Notes to Condensed Consolidated Financial
            Statements                                                    6


  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             8

  Item  3. Controls and Procedures                                       11


Part II. Other Information

  Item 1. Legal Proceedings                                              13

  Item 2. Changes in Securities and Small Business Issuer
          Purchases of Equity Securities                                 13

  Item 6. Exhibits and Reports on Form 8-K                               13

  Signature                                                              14

                           VISION GLOBAL SOLUTIONS, INC.         In USD Currency
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004

                  ASSETS

Current Assets
  Cash                                                   $    91,093
  Accounts receivable, net                                   494,357
                                                         -----------
         Total Current Assets                                585,450
                                                         -----------
Computers and equipment, net of accumulated
  depreciation of $436,968                                    84,025
                                                         -----------
                                                         $   669,475
                                                         ===========
         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accrued expenses                                       $   306,372
  Current portion of installment debt                        233,135
  Accounts payable                                           186,184
  Deferred revenues                                          170,198
  Notes payable to related party                             136,442
  Stock payable                                               43,500
  Income tax payable                                           2,288
                                                         -----------
         Total Current Liabilities                         1,078,119

Installment debt                                             143,656
Mandatory redeemable preferred shares, no par value,
  3% cumulative dividends due beginning March 2006,
  repayable at $6,692 per month beginning April 2008         435,908
                                                         -----------
         Total Liabilities                                 1,657,683
                                                         -----------
Commitments

Stockholders' Deficit
  Preferred stock, 5,000,000 shares authorized, $0.001
    par value, no shares issued and outstanding
  Common stock, 200,000,000 authorized, consisting of
   Class A, no par value, 45,000,000 shares
    authorized, 328,867 shares issued and outstanding        555,643
  Class B, liquidation value of $234,126 plus 12%
    cumulative dividends if declared, 344,000 shares
    issued and outstanding                                   234,126
  Paid in capital
  Accumulated deficit                                     (1,603,433)
  Other comprehensive loss:
    Equity adjustment on foreign currency translation       (174,544)
                                                         -----------
         Total Stockholders' Deficit                        (998,208)
                                                         -----------
                                                         $   669,475
                                                         ===========

                           VISION GLOBAL SOLUTIONS, INC.         In USD Currency
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             Three and Nine Months Ended December 31, 2004 and 2003


                                            Three Months                 Nine Months
                                               Ended                        Ended
                                            December 31,                 December 31,
                                         2004          2003           2004          2003
                                     -----------   -----------    -----------   -----------
Revenue                              $   712,043   $   419,954    $ 1,367,538   $ 1,187,047

Cost of sales                            210,036       139,123        523,254       458,788
Selling                                   45,020        74,727        423,060       199,516
General & administrative                 145,856       139,650        412,847       301,572
Bad debt                                  18,545          --           30,026          --
Depreciation                              12,451         2,682         43,169        10,347
Interest                                   9,778         3,211         22,241        19,807
Income taxes                               1,959         1,959           --
                                     -----------   -----------    -----------   -----------
     Total operating expenses            443,645       359,393      1,456,556       990,030
                                     -----------   -----------    -----------   -----------
         NET INCOME (LOSS) 268,398        60,561       (89,018)       197,017
                                     ===========   ===========    ===========   ===========



Basic and diluted income (loss)
   per share                         $      0.82   $      6.06    $     (0.27)  $     19.70

Weighted average
  shares outstanding                     328,867        10,000        328,867        10,000

                           VISION GLOBAL SOLUTIONS, INC.         In USD Currency
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                  Nine Months Ended December 31, 2004 and 2003


                                                     2004           2003
                                                  -----------    -----------
Cash Flows From Operating Activities
  Net Income (Loss)                               $   (89,018)   $   197,017
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation                                       43,169         10,347
    Bad debt                                           30,026           --
    Imputed interest                                    2,170           --
  Changes in:
    Stock payable                                      43,500           --
    Deferred revenues                                  35,811         (7,569)
    Accounts payable                                   18,335           --
    Accrued expenses                                  (16,610)       (14,981)
    Accounts receivable                              (151,883)          --
                                                  -----------    -----------
  Net Cash Provided By (Used In)
    Operating Activities                              (84,500)       184,814
                                                  -----------    -----------
Cash Flows from Financing Activities
  Proceeds from line of credit                         71,180           --
  Advances from related party                          41,915           --
  Bank loan (repayment)                                  --          (19,163)
  Obligations under capital leases (repayment)           --           (7,843)
  Payments on installment debt                        (49,490)       (13,917)
                                                  -----------    -----------
  Net Cash Provided By (Used In)
    Financing Activities                               63,605        (13,089)
                                                  -----------    -----------
Effect of Exchange Rate Changes on Cash                (5,004)          --
                                                  -----------    -----------
Net increase (decrease) in cash                       (25,899)       171,725
Cash at beginning of year                             116,992          1,658
                                                  -----------    -----------
Cash at end of year                               $    91,093    $   173,383
                                                  ===========    ===========

Supplemental non-cash disclosures
  Reclassification of short term debt             $    19,703           --

                          Vision Global Solution, Inc.
                          Notes to Financial Statements


NOTE 1 - BASIS OF PRESENTATIONNOTE 1 ? BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Vision Global Solution, Inc. ("Vision Global") have been prepared in USD Currency in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Vision Global's Annual Report filed with the SEC on 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2004 as reported in the 10-KSB have been omitted.

NOTE 2 - EQUITY

On December 13, 2004, Vision Global effected a 100:1 reverse stock split and authorized 200,000,000 shares of common stock (post split) and 5,000,000 of preferred stock (post split). Weighted average shares outstanding and net income
(loss) per shares presented in these financial statements reflect the reverse split.

NOTE 3 - SUBSEQUENT EVENTS

Vision Global designated 1,000,000 shares of its preferred stock as Series A convertible preferred stock. Each share of Series A stock is convertible into 50 shares of common stock, and maintains voting rights on a fully diluted basis.

On January 24, 2005, Vision Global authorized the issuance of all 1,000,000 shares of Series A convertible preferred stock to a director in exchange for all of the outstanding shares of class B common stock. As of February 2, 2005, all 1,000,000 shares of Series A convertible preferred stock were converted into 50,000,000 shares of common stock.

On February 4, 2005, Vision Global memorialized the issuance of 145,000 shares of common stock to certain persons as consideration for services in lieu of cash, such shares having been earned as of October 1, 2004 and issued on February 4, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The previous discussion and other sections of this Form 10-QSB contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should carefully review the risk factors included in other reports or documents filed by the Company from time to time with the Securities and Exchange Commission.


There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including:


o Changes in existing product liability, tort or warranty laws or the introduction of new laws, regulations or policies that could affect our business practices: these laws, regulations or policies could impact our industry as a whole, or could impact only those portions in which we are currently active.

o Changes in environmental regulations: these regulations could have a negative impact on our earnings; for example, laws mandating greater fuel efficiency could increase our research and development costs.

o Changes in economic conditions, including changes in interest rates, financial market performance and our industry: these types of changes can impact the economy in general, resulting in a downward trend that impacts not only our business, but all companies with which we compete; or, the changes can impact only those parts of the economy upon which we rely in a unique fashion, including, hotels, restaurants and business travel.


o Changes in relationships with major customers and/or suppliers: an adverse change in our relationships with major customers and/or suppliers would have a negative impact on our earnings and financial position.

o Armed conflicts and other military actions: the considerable political and economic uncertainties resulting from these events, could adversely affect our order intake and sales, particularly in the limousine market.

o Factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission.


THE COMPANY


History and Development of Vision Global Solutions, Inc.

Outer Edge Holdings, Inc.

Outer Edge Holdings, Inc. ("Outer Edge") was incorporated under laws of the Province of Ontario. Outer Edge was incorporated as "Consumer General Inc." on September 9, 1988. On March 29, 1999, Outer Edge amalgamated with 1345166 Ontario Inc. to form and continue under the name "Outer Edge Holdings Inc." Outer Edge had no subsidiaries or affiliates.

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

The Stage 1 amalgamation negotiations between Outer Edge Holdings Inc. and 1397629 Ontario Inc. were at arm's length. There were no common officers, directors or principals between the two parties.

Pursuant to the Stage 2 amalgamation agreement, OEHI Capital Inc. and Vision Ontario Inc. amalgamated on December 20, 2000 to form Vision Global Solutions Inc., the registrant.

The Stage 2 amalgamation negotiations between OEHI Capital Inc. and Vision Ontario Inc. were at arm's length. There were no common officers, directors or principals between the two parties.

Vision Ontario, Inc. and the Vision Group

Vision Ontario Inc. was incorporated under the laws of the Province of Ontario by articles of incorporation dated October 10, 2000. Vision Ontario holds all of the issued and outstanding securities of A.R.T.I. Vision Inc., a private (Canadian) federal corporation ("A.R.T.I. Vision"), and Vision/R4 Corporation, a private (Canadian) federal corporation ("Vision R/4") (collectively referred to as the "Vision Group").

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

Vision's Global Solutions Inc. principal executive offices are located at 455 Notre-Dame east, Montreal Quebec, Canada, H2Y 1C9; telephone 514-848-166. The corporation's duly appointed resident agent in the State of Nevada upon whom process can be served is Corporate Creations, 941 Fourth Street, Miami Beach, Fl. 33139. Vision Global Solutions Inc. (the Nevada corporation) was formed further to an application for Continuance of Vision Global Solutions Inc., an Ontario Corporation.

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

SALES & MARKETING

Presently, Vision Global's sales and marketing department is under the direct supervision of Jean-Paul Ouellette, President. Mr. Ouellette also oversees all aspects touching on distributors in the United Kingdom, Vancouver, Africa and Montreal. Vision Global promotes and markets its management software solution at various trade shows held across the world, by holding conferences and advertising in various trade magazines and through its telemarketing department. Sales leads come from a variety of sources such as Web Sites, Progress Conferences, Progress dealers, Profile Magazine, CMA/CPA Magazine, Industry conferences and dealerships.

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

Currently, the Apogee Software Solution uses the Progress database and runs on any Windows Version, UNIX and Linux. However, a new version is under development for the Microsoft SQL server; and one for Progress V.10; which management believes should be available by late September 2005.


TARGET MARKETS

Vision Global is geared towards businesses with sales of between USD $250 million and USD $1 billion. Because such organizations typically have undersized information technology groups to handle complex installations, such organizations generally prefer to purchase software packages that efficiently perform specific tasks.

While Vision Global does not consider them to be the company's primary market, smaller companies, with sales of USD $250 million, represent the largest opportunity for Vision Global. The Apogee Software Solution is easy to customize and less expensive than a conventional resources planning installation, which tends to focus on the creation of a culture or environment that will meet the client's needs. While conventional planning installation focuses on a board culture, Vision Global focuses on the creation of specific software solutions in order to meet client needs, resulting in a more focused plan, which is generally less expensive than the alternative. Smaller companies also tend to expend significant resources on hiring outside consulting firms to implement their installations, an additional cost easily avoided through the use of our easy to implement, specific software solutions.

Vision Global also expects success in another important market-service organizations that are event and/or project driven. Project driven firms include those in engineering, consulting, outsourcing and advertising. Examples of event driven organizations are cultural groups, conference centers, museums and sports stadiums.


COMPETITION

The activity based management and Application Development Environment markets are highly competitive with many existing companies offering some or all of the services offered by Vision Global, and with many new competitors expected to enter the industry as it grows. However, Vision Global's management believes that most competitors are targeting the larger business enterprise markets.

Vision Global's management believes that by concentrating on the medium and small enterprise market, it will be successful in implementing the company's plan. In the opinion of management, the needs of the medium to small enterprise market are poorly addressed by most of Vision Global's competitors. The target market has a large and growing need. Vision Global's experience indicates that the adoption of emerging activity based management and application development environment business solutions is accelerating dramatically and is essential to the small to medium enterprise market segment.

ABC Technologies Inc., Armstrong Laing Group, and Hyperion Solutions Corp. are a few of our current competitors in the activity based management software market. However, to Vision Global's knowledge, none of its competitors currently offers a combination of customized, outsourced activity based management and application development environment applications for the Progress Software. Moreover, management is unaware of any such applications specifically designed to address the needs of the small to medium enterprise market.

MARKETING PLAN

Although there are no commitments, management is still working on a prospective cash infusion of $1,000,000 USD, which would be used by Vision Global to increase the effectiveness of several functional departments and to increase the physical presence of the corporation in the United States, as follows:

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

      5- The product is solid and is well received in its market niche, but to meet revenue growth projections, the company must add features and increase compatibility with other programs, as well as to ensure maximum flexibility in providing integrated solutions for companies of all sizes. The cost for this product R&D effort would be about $225,000.

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

To date, the Company has opened a new geographical market. In the past year, the Company has expanded its geographical market into Africa, which has proved to be quite successful. Just recently, the company has signed an agreement with the post office in Zimbabwe called Zimpost for the amount of $420 360.00 USD. The signing of this contract shall serve in a most positive way as they shall become the Company's reference point in Africa.


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

Three Months Ended December 31, 2004 and 2003

REVENUES

The increase in revenue from $419,954 for the quarter ended December 31, 2003 to $712,043 for the quarter ended December 31, 2004 for the amount $292,089 is attributable to the signing of the new Zimpost contract in Africa for the amount of $248,000 and a tax credit accorded by the Canadian Government for Research and Development of $92,000.

COSTS OF SALES

The costs of sales increased from $139,123 for the quarter ended December 31, 2003 to $210,036 for the quarter ended December 31, 2004, an increase of $70,913 primarily as a result of the Company's continuing efforts in expanding into the African market entailing an increase in Software and service sales.

TOTAL OPERATING EXPENSES

Total Operating Expenses increased from $359,393 for the quarter ended December 31, 2003 to $443,645 for the quarter ended December 31, 2004, an increase of $84,252, primarily as a result of the increase of costs associated in the Software sales (new African market) depreciation expenses, interest and bad debits.

NET INCOME (LOSS)

The Net Income increased from $60,561 for the quarter ended December 31, 2003 to $268,398 for the quarter ended December 31, 2004, an increase of $207,837 primarily as a result of the increase software sales in our new African market and the tax credits accorded to the Company for Research and Development.

Six Months Ended September 30, 2004 and 2003

REVENUES

Revenues increased from $1,187,047 for the six months ended December 31, 2003 to $1,367,538 for the six months ended December 31, 2004, an increase of $180,491, primarily as a result of an increase in software sales for the third quarter.

COSTS OF SALES

Costs of sales increased from $458,788 for the six months ended December 31, 2003 to $523,254 for the six months ended December 31, 2004, an increase of $64,466, primarily as a result of the increase in costs associated with an increase in software sales primarily in the third quarter.

TOTAL OPERATING EXPENSES

Total Operating Expenses increased from $990,030 for the six months ended December 31, 2003 to $1,456,556 for the six months ended December 31, 2004 an increase of $466,526, primarily as a result of the increase costs associated with an increase in software sales (new African market), depreciation expenses and bad debt primarily in the third quarter.

NET INCOME (LOSS)

The net income for the six months ended December 31, 2003 was $197,017. This net income decreased as compared to the net lost for the six months ended December 31, 2004 of ($89,018) primarily as a result of the Company's efforts in expanding in the African market with most positive results and primarily as a result of the previous quarterly results.


ASSETS

TOTAL CURRENT ASSETS

Total current assets for the quarter ended December 31, 2004 were $585,450, which included cash of $91,093 and accounts receivable of $494,357 as compared to total current assets of $450,493 at March 31, 2004. The increase in total current assets was primarily as a result of an increase in software sales in this first quarter resulting in an increase in accounts receivable.

TOTAL CURRENT LIABILITIES

Total current liabilities for the quarter ended December 31, 2004 were $1,657,683 as compared to total current liabilities of $782,252 at March 31, 2004. The increase in total liabilities can be attributed to an increase in the current position of installment debit and accounts payable as well as the accrued expenses for the previous quarters.

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

In addition, Management continues to evaluate various business opportunities for future expansion and diversification. The Company has presently invested in Marketing efforts in the African market, which has proven be a prosperous market.


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

ITEM 3. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures

      As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

      Changes in Internal Controls

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                           PART II--OTHER INFORMATION

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

                                                         Date: February 14, 2005



                          VISION GLOBAL SOLUTIONS INC.

                           By /s/ JEAN-PAUL OUELLETTE
                           -------------------------------------------
                              JEAN-PAUL OUELLETTE
                              Chief Accounting Officer


                                                         Date: February 14, 2005