Form 10QSB/A
period 2004-12-31
VISION GLOBAL SOLUTIONS INC
filed 2005-03-14
CIK 1135657

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A


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

                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of December 31, 2004, there were 328,867 shares of the registrant's Class A common stock, $0.001 par value, and 344,000 shares of the registrant's Class B common stock, liquidation value of $234,126, issued and outstanding. As of March 10, 2005, there were 62,473,885 shares of the registrant's Class A common stock, $0.001 par value, and 0 shares of the registrant's Class B common stock issued and outstanding.

                          VISION GLOBAL SOLUTIONS INC.

                                      INDEX


Part I. Financial Information                                           Page




  Item 1. Condensed Consolidated Financial Statements and
          Notes to Condensed Consolidated Financial Statements


      (a)   Consolidated Balance Sheet as of
            December 31, 2004 (unaudited)                                 3

      (b)   Consolidated Statements of Operations for the
            Three Months and Nine Months Ended December 31,
            2004 and 2003 (unaudited)                                     4

      (c)   Consolidated Statements of Cash Flows for the
            Three Months and Nine Months Ended December 31,
            2004 and 2003 (unaudited)                                     5

      (d)   Notes to Consolidated Financial
            Statements                                                    6




  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             8



  Item  3. Controls and Procedures                                       11

Part II. Other Information

  Item 1. Legal Proceedings                                              13

  Item 2. Changes in Securities and Small Business Issuer
          Purchases of Equity Securities                                 13

  Item 6. Exhibits and Reports on Form 8-K                               13

  Signature                                                              14

                           VISION GLOBAL SOLUTIONS, INC.       In USD Currency
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004

                  ASSETS

Current Assets
  Cash                                                   $    91,093
  Accounts receivable, net                                   494,357
                                                         -----------
         Total Current Assets                                585,450
                                                         -----------
Computers and equipment, net of accumulated
  depreciation of $436,968                                    84,025
                                                         -----------
                                                         $   669,475
                                                         ===========
         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accrued expenses                                       $   306,372
  Current portion of installment debt                        233,135
  Accounts payable                                           186,184
  Deferred revenues                                          170,198
  Notes payable to related party                             136,442
  Stock payable                                            3,643,500
  Income tax payable                                           2,288
                                                         -----------
         Total Current Liabilities                         4,678,119

Installment debt                                             143,656
Mandatory redeemable preferred shares, no par value,
  3% cumulative dividends due beginning March 2006,
  repayable at $6,692 per month beginning April 2008         435,908
                                                         -----------
         Total Liabilities                                 5,257,683
                                                         -----------
Commitments

Stockholders' Deficit
  Preferred stock, 5,000,000 shares authorized, $0.001
    par value, no shares issued and outstanding
  Common stock, 200,000,000 authorized, consisting of
   Class A, $0.001 par value, 45,000,000 shares
    authorized, 328,867 shares issued and outstanding            329
  Class B, liquidation value of $234,126 plus 12%
    cumulative dividends if declared, 344,000 shares
    issued and outstanding                                   234,126
  Paid in capital                                            555,314
  Accumulated deficit                                     (5,203,433)
  Other comprehensive loss:
    Equity adjustment on foreign currency translation       (174,544)
                                                         -----------
         Total Stockholders' Deficit                      (4,588,208)
                                                         -----------
                                                         $   669,475
                                                         ===========

                           VISION GLOBAL SOLUTIONS, INC.         In USD Currency
                      CONSOLIDATED STATEMENTS OF OPERATIONS Three and Nine
             Months Ended December 31, 2004 and 2003



                                            Three Months                 Nine Months
                                               Ended                        Ended
                                            December 31,                 December 31,
                                         2004          2003           2004          2003
                                     -----------   -----------    -----------   -----------
Revenue                              $   712,043   $   419,954    $ 1,367,538   $ 1,187,047

Cost of sales                            210,036       139,123        523,254       458,788
Selling                                   45,020        74,727        423,060       199,516
General &administrative                3,745,856       139,650      4,012,847       301,572
Bad debt                                  18,545          --           30,026          --
Depreciation                              12,451         2,682         43,169        10,347
Interest                                   9,778         3,211         22,241        19,807
Income taxes                               1,959          --            1,959           --
                                     -----------   -----------    -----------   -----------
     Total operating expenses          4,043,645       359,393      5,056,556       990,030
                                     -----------   -----------    -----------   -----------
         NET INCOME (LOSS)            (3,331,602)       60,561     (3,689,018)      197,017
                                     ===========   ===========    ===========   ===========



Basic and diluted income (loss)
   per share                         $    (10.13)   $     6.06    $    (11.22)  $     19.70

Weighted average
  shares outstanding                     328,867        10,000        328,867        10,000

                           VISION GLOBAL SOLUTIONS, INC.         In USD Currency
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                  Nine Months Ended December 31, 2004 and 2003


                                                     2004           2003
                                                  -----------    -----------
Cash Flows From Operating Activities
  Net Income (Loss)                               $(3,689,018)   $   197,017
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation                                       43,169         10,347
    Bad debt                                           30,026           --
    Imputed interest                                    2,170           --
  Changes in:
    Stock payable                                   3,643,500           --
    Deferred revenues                                  35,811         (7,569)
    Accounts payable                                   18,335           --
    Accrued expenses                                  (16,610)       (14,981)
    Accounts receivable                              (151,883)          --
                                                  -----------    -----------
  Net Cash Provided By (Used In)
    Operating Activities                              (84,500)       184,814
                                                  -----------    -----------
Cash Flows from Financing Activities
  Proceeds from line of credit                         71,180           --
  Advances from related party                          41,915           --
  Bank loan (repayment)                                  --          (19,163)
  Obligations under capital leases (repayment)           --           (7,843)
  Payments on installment debt                        (49,490)       (13,917)
                                                  -----------    -----------
  Net Cash Provided By (Used In)
    Financing Activities                               63,605        (13,089)
                                                  -----------    -----------
Effect of Exchange Rate Changes on Cash                (5,004)          --
                                                  -----------    -----------
Net increase (decrease) in cash                       (25,899)       171,725
Cash at beginning of year                             116,992          1,658
                                                  -----------    -----------
Cash at end of year                               $    91,093    $   173,383
                                                  ===========    ===========

Supplemental non-cash disclosures
  Reclassification of short term debt             $    19,703           --

                          Vision Global Solution, Inc.
                          Notes to Financial Statements


NOTE 1 - BASIS OF PRESENTATION NOTE 1 ? BASIS OF PRESENTATION

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

On January 24, 2005, Vision Global authorized the issuance of all 1,000,000 shares of Series A convertible preferred stock to a director in exchange for all of the outstanding shares of class B common stock. As of February 2, 2005, all 1,000,000 shares of Series A convertible preferred stock were converted into 50,000,000 shares of Class A common stock. The Company recognized compensation expense of $14,765,874 in January 2005 for this conversion as the fair value of the Class A common shares issued exceeded the liquidation value of the Series A convertible preferred stock.

In February 2005, Vision Global memorialized the issuance of 12,145,000 shares of common stock to certain persons as consideration for services in lieu of cash, such shares having been earned as of October 1, 2004 and issued in February 2005. The Company recognized expense of $3,643,500 in the three months ended December 31, 2004 for these services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The previous discussion and other sections of this Form 10-QSB/A contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should carefully review the risk factors included in other reports or documents filed by the Company from time to time with the Securities and Exchange Commission.


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

TOTAL OPERATING EXPENSES

Total Operating Expenses increased from $359,393 for the quarter ended December 31, 2003 to $4,043,645 for the quarter ended December 31, 2004, an increase of $3,684,252, primarily as a result of the increase of consulting expense, costs associated in the Software sales (new African market) depreciation expenses, interest and bad debits.

NET INCOME (LOSS)

The Net Income decreased from $60,561 for the quarter ended December 31, 2003 to a loss of ($3,331,602) for the quarter ended December 31, 2004, a decrease of $3,392,163 primarily as a result of the consulting expense, partially offset by the increased software sales in our new African market and the tax credits accorded to the Company for Research and Development.

Nine Months Ended December 31, 2004 and 2003

REVENUES

Revenues increased from $1,187,047 for the nine months ended December 31, 2003 to $1,367,538 for the nine months ended December 31, 2004, an increase of $180,491, primarily as a result of an increase in software sales for the third quarter.

COSTS OF SALES

Costs of sales increased from $458,788 for the nine months ended December 31, 2003 to $523,254 for the nine months ended December 31, 2004, an increase of $64,466, primarily as a result of the increase in costs associated with an increase in software sales primarily in the third quarter.

TOTAL OPERATING EXPENSES

Total Operating Expenses increased from $990,030 for the nine months ended December 31, 2003 to $5,056,556 for the nine months ended December 31, 2004 an increase of $4,066,526, primarily as a result of the increase of consulting expense, costs associated with an increase in software sales (new African market), depreciation expenses and bad debt primarily in the third quarter.

NET INCOME (LOSS)

The net income for the nine months ended December 31, 2003 was $197,017. This net income decreased as compared to the net loss for the nine months ended December 31, 2004 of ($3,689,018) primarily as a result of the consulting expense and operating results from the previous quarters, partially offset by the Company's efforts in expanding in the African market with most positive results.


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

TOTAL CURRENT LIABILITIES

Total current liabilities for the quarter ended December 31, 2004 were $5,257,683 as compared to total current liabilities of $782,252 at March 31, 2004. The increase in total liabilities can be attributed to accrued consulting expense, an increase in the current position of installment debt and accounts payable as well as the accrued expenses for the previous quarters.

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

                              Date: March 14, 2005



                          VISION GLOBAL SOLUTIONS INC.

                           By /s/ JEAN-PAUL OUELLETTE
                           -------------------------------------------
                               JEAN-PAUL OUELLETTE
                            Chief Accounting Officer


                              Date: March 14, 2005