Form 10KSB
period 2005-03-31
VISION GLOBAL SOLUTIONS INC
filed 2005-07-19
CIK 1135657

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Year ended March 31, 2005
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

       Registrant's telephone number, including area code: (514) 846-1166
                                                           --------------

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State issuer's revenues for its most recent fiscal year: $1,775,017.

State the aggregate market value of the voting stock held by non-affiliates of the registrant on July 18, 2005, computed by reference to the price at which the stock was sold on that date: $5,865,719.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      62,473,885 shares of Common Stock, no par value, as of July 19, 2005.

      Transitional Small Business Disclosure Format (check one)
      Yes |_|  No |X|

DOCUMENTS INCORPORATED BY REFERENCE

      None

                          VISION GLOBAL SOLUTIONS INC.
                              Report on Form 10KSB
                    For the Fiscal Year Ended March 31, 2005

                                TABLE OF CONTENTS

PAGE

                                     PART I

Item 1   Description of the Business .....................................    1
Item 2   Description of the Property .....................................    7
Item 3   Legal Proceedings ...............................................    7
Item 4   Submission of Matters to Vote of Security Holders ...............    7

                                PART II

Item 5   Market for Common Equity and Related Stockholder Matters ........    8
Item 6   Management's Discussion and Analysis ............................    9
Item 7   Financial Statements ............................................   11
Item 8   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure ........................................   11
Item 8A  Controls and Procedures .........................................   11

                                PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons ....   13
Item 10  Executive Compensation ..........................................   14
Item 11  Security Ownership of Certain Beneficial Owners and Management ..   16
Item 12  Certain Relationships and Related Transactions ..................   16

                                PART IV

Item 13  Exhibits and Reports on Form 8-K ................................   28
Item 14  Principal Accountant Fees and Services...........................   28

Signatures ...............................................................   30

                                     PART I

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR FORWARD LOOKING STATEMENTS. This Form 10-KSB contains statements that are not historical facts. These statements are called "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using "estimate," "anticipate," "believe," "project," "expect," "intend," "predict," "potential," "future," "may," "should" and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including:

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

THE COMPANY
-----------

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

Vision Ontario, Inc. and the Vision Group
-----------------------------------------

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

THE PRODUCTS
------------

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

SALES & MARKETING
-----------------

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

SOFTWARE DEVELOPMENT
--------------------

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

TARGET MARKETS
--------------

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

COMPETITION
-----------

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

MARKETING PLAN
--------------

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

      5- The product is solid and is well received in it's market niche, but to meet revenue growth projections, the company must add features and increase compatibility with other programs, as well as to ensure maximum flexibility in providing integrated solutions for companies of all sizes. The cost for this product R&D effort would be about $225,000.

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

CAPITALIZATION AND INDEBTEDNESS
-------------------------------

The Share Capitalization Vision Global Solutions Inc is authorized to issue unlimited number of shares of common stock, at no par value per share and 5,000,000 shares of Preferred Stock, $0.001 par value share; 62,473,885 shares of Class A common shares are issued and outstanding as of March 31, 2005.

Lines of credits

As of March 31, 2005, Vision has paid off all of its lines of credits.

Risk factors
------------

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

This registration statement also contains certain forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "expects", "anticipates", "intends", "plans" and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed below and elsewhere in this registration statement.

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

Limited Operating History
-------------------------

Vision Global has a limited operating history (since inception, December, 2000), Vision Global's business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving activity based management and application enhancement development software and services market. Some of these risks include the ability of Vision Global to build a more comprehensive sales structure to support its business; to provide reliable and cost-effective services to its customers; to respond to technological developments or services offered by competitors; to enter into strategic relationships with application software vendors; and to build, maintain and expand distribution channels. In addition, activity based management and planning software is a new trend in the software industry. A.R.T.I. Vision and Vision R/4 have longer operating histories as the companies were incorporated in 1993 and 1996 respectively.

Rapid Software Development
--------------------------

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

Online Commerce Security Risks
------------------------------

To the extent that Vision Global intends to rely on the Internet to provide or market products or services, there will be a need for secure transmission of confidential information. Web usage could decline if any well-publicized compromise of security occurs. Despite the design and implementation of a variety of network security measures, unauthorized access, computer viruses, accidental or intentional actions and other disruptions could occur. Vision Global has installed a firewall whereby outsiders are prevented from accessing the company's private data resources and Vision is able to control what outside resources its own users have access to. In the future, Vision Global could incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches. If a third person were able to misappropriate information or credit card information, Vision Global could be subject to claims, litigation or other potential liabilities.

Dependence on the Web Infrastructure
------------------------------------

If the use of Internet continues to grow, its infrastructure may not be able to support the demands placed on it by such growth and its performance or reliability may decline. In addition, web sites have experienced interruptions in their services as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays occur frequently, use of the Internet as a commercial or business medium could, in the future, grow more slowly or decline which could adversely affect Vision Global's business.

Risks Associated with Information Disseminated through Vision Global's Service
------------------------------------------------------------------------------

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

The imposition upon Vision Global and other online service providers of potential liability for information carried on or disseminated through their services could require Vision Global to implement measures to reduce its exposure to such liability, which may require Vision Global to expend substantial resources and/or to discontinue certain service offerings. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could impact the growth of Internet use. While Vision Global expects to maintain liability insurance in the future, such insurance may not be adequate to fully compensate Vision Global in the event it becomes liable for information carried on or disseminated through its services. Any costs not covered by insurance incurred as a result of such liability or asserted liability could have a material adverse effect on Vision Global's business, results of operations and financial condition.

Dependence on and Retention of Key Individuals.
-----------------------------------------------

Vision Global's future success will depend to a significant extent on the continued services of senior management and other key personnel, particularly Jean-Paul Ouellette. If Vision Global loses Mr. Ouellette, it could have a detrimental effect on Vision Global's business. Vision Global currently maintains a Key Person life insurance policy in the amount of $2,100,000 CAD ($1,403,086 USD) covering Mr. Ouellette.

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

Protection and Enforcement of Intellectual Property Rights

Vision Global does not have and patented technology that would prevent competitors from entering its market. Although Vision Global may seek to protect its trademarks, copyrights, and other proprietary rights, these actions may be inadequate to protect them or to prevent others from claiming violations of their trademarks, copyrights and other proprietary rights of third parties, but there can be no assurance that third-parties may not in the future claim infringement by Vision Global with respect to current or future products or services. Any such claims by third parties could have a material adverse affect on Vision Global's business, operating results and financial condition.

Vision Global currently licenses, and may in the future license, certain technologies from third parties, which may subject Vision Global to infringement actions based upon the technologies licensed from these third parties. Any of these claims, with or without merit, could subject Vision Global to costly litigation and divert the attention of its technical and management personnel. These third party technology licenses may not continue to be available to Vision Global on commercially reasonable terms. The loss of the ability to use such technology could require Vision Global to obtain the rights to use substitute technology, which could be more expensive or offer lower quality, or performance, and therefore have a material adverse effect on Vision Global's business, operating results and financial condition.

Possible Volatility of Stock Price

Many factors could affect the market price of our common shares. These factors include:

      >>    Variations in our operating results;
      >>    Variations in industry growth rates;
      >>    Actual or anticipated announcements of technical innovations or new products or product enhancements by us or our competitors;
      >>    General economic conditions in the market for our products and services;
      >>    Divergence of our operating results from analysts' expectations;
      >>    Changes in earning estimates by research analysts

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

The over-the-counter bulletin board is separate and distinct from the NASDAQ stock market. NASDAQ has no business relationship with issuers of securities quoted on the over-the-counter bulletin board. The SEC's order handling rules, which apply to NASDAQ-listed securities don't apply to securities quoted on the bulletin board. Although the NASDAQ stock market has rigorous listing standards to ensure the high quality of its issuers, and can delist issuers for not meeting those standards, the over-the-counter bulletin board has no listing standards. Rather, it is the market maker, who chooses to quote a security on the system, files the application and is obligated to comply with keeping information about the issuers in its files. The NASD cannot deny an application by a market to quote the stock of a company. The only requirement for inclusion in the bulletin board is that the issuer be current in its reporting requirements with the SEC.

Because stocks traded on the bulletin board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts, our stockholders may have greater difficulty in selling their shares when they want and for the price they want.

Investors may have greater difficulty in getting orders filled because it is anticipated that if our stock trades on a public market, it initially will trade on the over-the-counter bulletin board rather than on NASDAQ. Investors' orders may be filled at a price much different than expected when an order is placed. Trading activity in general is not conducted as efficiently and effectively as NASDAQ-listed securities.

Investors must contact a broker dealer to trade bulletin board securities. Investors do not have direct access to the bulletin board service. For bulletin board securities, there only has to be one market maker.

Bulletin board transactions are conducted almost entirely manually. Because there are no automated systems for negotiating trades on the bulletin board, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders
- an order to buy or sell a specific number of shares at the current market price - it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and getting execution.

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

ITEM 2. DESCRIPTION OF PROPERTIES

The Company's principal executive offices are located at 455 Notre Dame Street East, Montreal, Quebec, Canada, pursuant to its lease with LYOJO Ltee, Vision Global leases 7,000 square feet of office space at 455 Notre Dame East, Montreal, Quebec, Canada H2Y 1C9. The office space provides the company's programmers with office and product development space. Vision Global leases its office space in Montreal, Quebec at the current rate of $7,009 per month. Rent expense in fiscal 2005 and 2004 was $ 122,745 and $78,309. Future minimum lease payments are as follows:

Year ended March 31,            2006        87,554
                                2007        88,702
                                2008        22,175
                                          --------
                                          $198,431
                                          ========

ITEM 3. LEGAL PROCEEDINGS

The company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our stock became qualified for quotation on the over-the-counter bulletin board under the symbol VIGS in 2000. There is, at present, a very low public market for the Vision Global common shares, and there is no assurance that any such market will develop, or if developed, that such market will be sustained. Vision Global common shares therefore are not a suitable investment for persons who may have to liquidate their investment on a timely basis and are therefore only appropriate for those investors who are able to make a long term investment in Vision Global.

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

The following table sets forth for the respective periods the prices of the Company's Common Stock. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

DATE                HIGH             LOW             CLOSE

30-JUNE-05          0.91             0.86            0.86
31-MAR-05           1.05             0.95            1.05
31-DEC-04           0.50             0.50            0.50
30-SEPT-04          0.01             0.01            0.01
30-JUNE-04          0.00             0.01            0.01
31-MAR-04           0.02             0.02            0.02
1-MAR-04            0.04             0.02            0.02
2-FEB-04            0.04             0.03            0.03
2-JAN-04            0.05             0.03            0.04
1-DEC-03            0.08             0.04            0.05
3-NOV-03            0.06             0.02            0.04
1-OCT-03            0.05             0.02            0.03
2-SEP-03            0.04             0.02            0.04
1-AUG-03            0.04             0.02            0.03
1-JUL-03            0.05             0.02            0.03
2-JUN-03            0.05             0.01            0.03
1-MAY-03            0.10             0.02            0.02
1-APR-03            0.14             0.02            0.05
3-MAR-03            0.25             0.03            0.14
3-FEB-03            0.07             0.01            0.04
2-JAN-03            0.02             0.01            0.01
2-DEC-02            0.06             0.01            0.01
1-NOV-02            0.04             0.01            0.02
1-OCT-02            0.05             0.02            0.03
3-SEP-02            0.08             0.03            0.04
1-AUG-02            0.11             0.04            0.05
1-JUL-02            0.08             0.03            0.04
3-JUN-02            0.11             0.07            0.07
1-MAY-02            0.09             0.05            0.09
2-APR-02            0.21             0.06            0.07
4-MAR-02            0.22             0.12            0.21
6-FEB-02            0.20             0.11            0.11
4-JAN-02            0.45             0.10            0.20
12-DEC-01           0.09             0.05            0.09

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

As of March 31, 2005, there were approximately 62,473,885 holders of record of the Company's Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

Special Information regarding forward looking statements.
---------------------------------------------------------

Some of the statements in this Form 10K-SB are "forward-looking statements." These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the factors set forth above under "Risk Factors." The word "believe", "expect", "anticipate", "intend", "plan", and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revision to any of the forward-looking statements in this document to reflect any future or developments.

The following discussion of the Company's results should be read in conjunction with the information contained in the Consolidated Financial Statements and related Notes thereto. The following discussion provides a comparative analysis of material changes for the year ended December 31, 2004 and 2005, in the financial condition and results of operations of the company. The consolidated financial statements include the accounts of Vision Global Solution Inc. and its subsidiaries A.R.T.I. Vision Inc. and Vision R/4 Corporation.

Results of operations
---------------------

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

REVENUES

Revenues increased from $1,654,953 for the year ended March 31, 2004, to $1,775,017 for the year ended March 31, 2005, an increase of $120,064, primarily as a result of an increase in software sales. Management is in the opinion that revenues generated for the next fiscal period will continue to increase.

COSTS OF SALES

Costs of sales increased from $701,852 for the year ended March 31, 2004 to $812,723 for the year ended March 31, 2005, an increase of $110,871, primarily as a result the increase in the cost of sales associated with an increase in revenues.

TOTAL OPERATING EXPENSES

Total Operating Expenses increased from $1,518,260 for the year ended March 31, 2004 to $5,393,289 for the year ended March 31, 2005, an increase of $3,875,029, primarily as a result the increase in the general and administrative expenses resulting from the issuance of stock for services.

NET INCOME (LOSS)

Net loss for the year ended March 31, 2005 was $(3,618,272), as compared to a net income for the year ended March 31, 2004 of $136,693, primarily as a result of the increase in the general and administrative expenses resulting from the issuance of stock for services.

ASSETS

CASH

Cash increased from $116,992 at March 31, 2004 to $158,251 at March 31, 2005, an increase of $41,259, primarily as a result of the increase in revenues.

TOTAL CURRENT ASSETS

Total current assets decreased from $450,493 at March 31, 2004 to $373,002 at March 31, 2005, a decrease of $77,491, primarily as a result of a reduction in accounts receivable as of March 31, 2005 compared to March 31, 2004.

TOTAL CURRENT LIABILITIES

Total current liabilities decreased from $782,252 at March 31, 2004 to $755,921 at March 31, 2005, a decrease of $26,331, primarily as a result of a decrease in accrued expenses.

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

Consolidated balance sheet

Consolidated statements of operations

Consolidated statements of shareholders' equity

Consolidated statements of cash flows

Notes to consolidated financial statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a) Effective on June 21, 2005, we dismissed Malone & Bailey, PC by declining to renew the engagement of Malone & Bailey, PC as the independent accountant engaged to audit the financial statements of our and engaged Jewett, Schwarz & Associates as its new independent registered public accounting firm for fiscal year ending March 31, 2005.

Malone & Bailey, PC performed the audit of our financial statements for year ending March 31, 2004. During this period and the subsequent interim period prior to our declining to renew their engagement, there were no disagreements with Malone & Bailey, PC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Malone & Bailey, PC's satisfaction would have caused Malone & Bailey, PC to make reference to this subject matter of the disagreements in connection with Malone & Bailey, PC `s report, nor were there any "reportable events" as such term is defined in Item 304(a)(3) of Regulation S-B, promulgated under the Securities Exchange Act of 1934, as amended.

We determined that, although the registrant was very satisfied with the quality of the audits prepared by Malone & Bailey, PC, a new independent certified public accountant would be in the best interests of our shareholders. The decision to not to renew the engagement with Malone & Bailey, PC was approved by our Board of Directors.

The audit reports of Malone & Bailey, PC for the Registrant's year ending on March 31, 2004 did not contain an adverse opinion, or a disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, other than the uncertainty that we might not be able to operate as a going concern.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

      As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Accounting Officer. Based upon that evaluation, the Principal Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in internal controls

      There were no changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

The director and executive officer as of March 31, 2005 is as follows:

       NAME                AGE                POSITION
       ----                ---                --------

Jean-Paul Ouellette        62          Chairman of the Board, President Chief
                                       Executive Officer/Chief Accounting
                                       Officer/Director

Eric Ouellette             32          Director

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company directors and executive officers, and persons who own more than ten percent (10%) of the Company's outstanding common stock, file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by the Commission to furnish the Company with copies of all such reports they file. The Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representation, as of March 31, 2005, all of the Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners have been satisfied.

ITEM 10. EXECUTIVE COMPENSATION

During the years ended March 31, 2005, and 2004, and 2003 executive compensation was as follows:

SUMMARY COMPENSATION TABLE

The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the three years ended December 31, 2003.

                                          SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------

                          Annual compensation                       Long-term compensation
                       -------------------------------    ----------------------------------------------
                                                                   Awards           Payouts
                                                          ------------------------  ---------
                                                                        Securities
                                                                          under-
                                                           Restricted     lying                  All other
  Name and                                Other annual       stock       options/      LTIP       compen-
 principal             Salary   Bonus     compensation      award(s)       SARs       payouts     sation
 position     Year      ($)      ($)          ($)             ($)           (#)         ($)         ($)
----------------------------------------------------------------------------------------------------------
              2005    65,000      0            0               0             0           0          0
 Jean-Paul    2004    65,000      0            0               0             0           0          0
 Ouellette    2003    65,000      0            0               0             0           0          0
----------------------------------------------------------------------------------------------------------
              2005      0         0            0               0             0           0          0
    Eric      2004      0         0            0               0             0           0          0
 Ouellette    2003      0         0            0               0             0           0          0
----------------------------------------------------------------------------------------------------------

          Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
-----------------------------------------------------------------------------------------------------
                                                         Number of securities
                                                              underlying        Value of unexercised
                                                             unexercised            in-the-money
                                                           options/SARs at        options/SARs at
                                                              FY-end (#)             FY-end ($)
                Shares acquired on                           Exercisable/           Exercisable/
     Name          exercise (#)     Value realized ($)      Unexercisable          Unexercisable
-----------------------------------------------------------------------------------------------------
Jean-Paul
Ouellette              0                        0                    0                    0
-----------------------------------------------------------------------------------------------------
Eric
Ouellette              0                        0                    0                    0
-----------------------------------------------------------------------------------------------------

Option Grants in Fiscal Year : No stock options were granted to executive officers of the Company during the year ended March 31, 2005.

Stock Options Exercised During Fiscal Year: None

No stock options were exercised by executive officers of the Company during the year ended March 31, 2005.

LTIP Awards During Fiscal Year: None

We did not make any long-term incentive plan awards to any executive officers or directors during the year ended March 31, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information known to us about the beneficial ownership of our common stock as of March 31, 2005 for: (1) each person, entity or group that is known by us to beneficially own five percent or more of our common stock; (2) each of our directors (and former directors, as applicable);
(3) each of our named executive officers (and former officers, as applicable) as defined in Item 402(a)(2) of Regulation S-B; and (4) our directors and executive officers as a group. To the best of our knowledge, each stockholder identified below has voting and investment power with respect to all shares of common stock shown, unless community property laws or footnotes to this table are applicable.

                                                             Percentage of
                                                Nature of    Shares
                                                Beneficial   Number of Shares     Beneficially
Directors and Officers (1)                      Ownership    Beneficially Owned   Owned (1)
--------------------------------------------    ----------   ------------------   ------------
Jean-Paul Ouellette
455 Notre Dame Street East Montreal,
Quebec, Canada .....................             Direct         50,000,000           80.03%

Eric Ouellette
455 Notre Dame Street East Montreal,
Quebec, Canada ....................                                    -0-             -0-

Total Employees and Directors as a group (2)                    50,000,000           80.03%

Jamie Gomez                                      Direct          4,080,000            6.5%

(1) Applicable percentage of beneficial ownership is based on 62,473,885 shares issued and outstanding as of March 31, 2005. Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after March 31, 2005 are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

             Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of Vision Global Solutions, Inc.

We have audited the accompanying consolidated balance sheet of Vision Global Solutions, Inc. as of March 31, 2005 and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the year ended March 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Vision Global Solutions, Inc. and Subsidiaries for the year ended March 31, 2004. The financial statements of Vision Global Solutions, Inc. and its subsidiaries as of and for the year ended March 31, 2004 were audited by other auditors whose report dated June 30, 2004, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vision Global Solutions, Inc. as of March 31, 2005, and the results of its operations and its cash flows for the year ended March 31, 2005 in conformity with accounting principles generally accepted in the United States.

Jewett, Schwartz, & Associates

Hollywood, Florida
June 30, 2005

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  Vision Global Solutions, Inc.
  Montreal, Quebec, Canada

We have audited the accompanying consolidated balance sheet of Vision Global Solutions, Inc. as of March 31, 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of Vision Global's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vision Global Solutions, Inc. as of March 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Malone & Bailey, PLLC
www.malone-bailey.com
Houston, Texas

June 30, 2004

                          VISION GLOBAL SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2005

                  ASSETS

Current Assets
  Cash                                                              $   158,251
  Accounts receivable, net                                              214,771
                                                                    -----------
         Total Current Assets                                           373,022
                                                                    -----------
Computers and equipment, net of accumulated
  depreciation of $445,129                                               70,336
                                                                    -----------
                                                                    $   443,358
                                                                    ===========

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Current portion of installment debt                               $   155,881
  Accounts payable                                                      152,809
  Accrued expenses                                                      128,006
  Income tax payable                                                      2,264
  Notes payable to related party                                        119,159
  Deferred revenues                                                     197,802
                                                                    -----------
         Total Current Liabilities                                      755,921
Installment debt                                                        123,779
Mandatory redeemable preferred shares, no par value,
  3% cumulative dividends due beginning March 2006,
  repayable at $6,692 per month beginning April 2008                    431,282
                                                                    -----------
         Total Liabilities                                            1,310,982
                                                                    -----------

Commitments

Stockholders' Deficit
  Common stock, Class A, no par value, unlimited shares
    authorized, 62,473,885 shares issued and outstanding              4,431,099

  Accumulated deficit                                                (5,136,650)
  Other comprehensive loss:
    Equity adjustment on foreign currency translation                  (162,073)
                                                                    -----------
         Total Stockholders' Deficit                                   (867,624)
                                                                    -----------
                                                                    $   443,358
                                                                    ===========

               See accompanying summary of accounting policies and
                         notes to financial statements.

                          VISION GLOBAL SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years Ended March 31, 2005 and 2004

                                                      2005             2004
                                                   ------------     ------------

Revenue                                            $  1,775,017     $  1,654,953

Cost of sales                                           812,723          701,852
Selling                                                 473,183          280,376
General & administrative                              4,026,806          487,562
Interest                                                 28,753           28,500
Bad debt                                                 39,641               --
Depreciation                                             12,183           19,970
                                                   ------------     ------------
         Total operating expenses                     5,393,289        1,518,260
                                                   ------------     ------------
         NET INCOME (LOSS)                           (3,618,272)         136,693

Income tax                                                3,963               --
                                                   ------------     ------------
                                                   $ (3,622,235)    $    136,693
                                                   ============     ============

Basic and diluted income (loss) per share          $    (0.0580)    $     0.4167

Weighted average shares outstanding                  62,473,885          328,045

               See accompanying summary of accounting policies and
                         notes to financial statements.

                          VISION GLOBAL SOLUTIONS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                       Years Ended March 31, 2005 and 2004

                                 Common Stock - Class A       Common Stock - Class B
                                 Shares         Amount         Shares         Amount
                               -----------    -----------   -----------    -----------
Balances, March 31, 2003        31,995,825    $   515,973       344,000    $   234,126

Issuance of stock for
  services                         750,000         37,500

Correction of shares
   outstanding                      58,600
                               -----------    -----------   -----------    -----------

Balances, March 31, 2004        32,804,425        553,473       344,000        234,126

Issuance of stock for
   services                     14,500,000         43,500
                               -----------    -----------   -----------    -----------
                                47,304,425        596,973       344,000        234,126

Reverse split of Class A
   Shares 100/1                (46,831,381)

Correction due to rounding
   from reverse split                  841

Conversion of Class B shares
for 1,000,000 preferred
shares which were converted
for Class A shares at 1/50      50,000,000        234,126      (344,000)      (234,126)

Issuance of stock for
    services                    12,000,000      3,600,000
                               -----------    -----------   -----------    -----------

Balances, March 31, 2005        62,473,885    $ 4,431,099            --    $        --
                               ===========    ===========   ===========    ===========

               See accompanying summary of accounting policies and
                         notes to financial statements.

                          VISION GLOBAL SOLUTIONS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                       Years Ended March 31, 2005 and 2004

                                                   Compre-
                                   Accumulated     hensive
                                   (Deficit)       (Loss)         Totals
                                  -----------    -----------    -----------
Balances, March 31, 2003          $(1,651,108)   $    49,090    $  (851,919)

Issuance of stock for services         37,500

Net income                            136,693        136,693

Net change in foreign
  currency valuation                 (137,415)      (137,415)
                                  -----------    -----------    -----------

Balances, March 31, 2004           (1,514,415)       (88,325)      (815,141)

Net loss                           (3,622,235)    (3,622,235)

Issuance of shares for services     3,643,500

Net change in foreign
  currency valuation                  (73,748)       (73,748)
                                  -----------    -----------    -----------

Balances, March 31, 2005          $(5,136,650)   $  (162,073)   $  (867,624)
                                  ===========    ===========    ===========

               See accompanying summary of accounting policies and
                         notes to financial statements.

                                            VISION GLOBAL SOLUTIONS, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOW
                                         Years Ended March 31, 2005 and 2004

                                                        2005           2004
                                                    -----------    -----------
Cash Flows Used in Operating Activities
  Net Income (Loss)                                 $(3,622,235)   $   136,693
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Issuance of stock for services                    3,643,500         37,500
    Depreciation                                         12,183         19,970
  Changes in:
   Accounts receivable                                  118,730       (143,968)
   Accounts payable                                      (2,458)      (130,480)
   Accrued expenses                                    (170,807)       298,813
   Income taxes payable                                   2,264             --
   Deferred revenues                                     76,841         14,139
                                                    -----------    -----------
  Net Cash Used in Operating Activities                  58,018        232,667
                                                    -----------    -----------
Cash Flows Used in Investing Activities
  Purchase of Computers and equipment                        --        (79,538)
  Collection of note receivable                              --         11,870
                                                    -----------    -----------
  Net Cash Used in Investing Activities                      --        (67,668)
                                                    -----------    -----------

Cash Flows Provided by Financing Activities
  Proceeds from loans by a related party                 35,395         83,764
  Payments on installment debt                          (45,717)       (40,974)
  Payments on bank loan                                      --        (19,163)
                                                    -----------    -----------
  Net Cash Provided by Financing Activities             (10,322)        23,627
                                                    -----------    -----------
Effect of Exchange Rate Changes on Cash                  (6,437)       (73,292)
                                                    -----------    -----------
Net increase (decrease) in cash                          41,259        115,334

Cash at beginning of year                               116,992          1,658
                                                    -----------    -----------

Cash at end of year                                 $   158,251    $   116,992
                                                    ===========    ===========

Cash paid during the year for:
  Interest                                          $    28,753    $    28,500
  Income taxes                                            1,699              0

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

Other comprehensive income represents changes in the value of the Canadian dollar relative to the U.S. dollar. As of each balance sheet date, Vision Global translates its assets and liabilities into U.S. dollars at the exchange rate in effect on that date. There are no hedging contracts. Revenues and expenses during each period are translated at the average exchange rates of those periods. Equity accounts are translated at historical amounts. Translation adjustments are deferred in the equity account, Other Comprehensive Income
(Loss), a separate component of Stockholders' Equity.

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

An allowance for doubtful accounts is provided based on credit experience. As of March 31, 2005, management has established an allowance of $35,000.

Long-lived Assets. Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the 3- or 7-year estimated useful lives of the assets.

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. No impairment losses have been recorded since inception.

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

NOTE 2 - COMPUTERS AND EQUIPMENT

A summary is as follows:
                                      Estimated         Amount,
                                      Useful Lives     at cost
                                      ------------    ---------
Computers                             3 years         $275,085
Software                              3 years           97,683
Equipment and furniture               3 - 7 years      142,697
                                                      --------
                                                       515,465
Less:  accumulated depreciation                      (445,129)
                                                      --------
                                                      $ 70,336
                                                      ========

NOTE 3 - INSTALLMENT NOTES PAYABLE

         Loan from Investment Quebec, payable
         in monthly installments of $4,240 per month,
         including interest at 7% APR, unsecured                                       $ 143,691

         Loan from the Canadian government, payable in 4 annual installments beginning June 2002 with no payments made to date, no interest and no
         collateral                                                                       83,683

         Loan from Caisse Populaire Credit Union, payable in monthly installments of $2,028 plus interest
         at bank's prime + 3%, no collateral                                              52,286

                                                                                       ---------
                                                                                         279,660
         Less:  current portion                                                         (155,881)
                                                                                       ---------
                                                                                       $ 123,779
                                                                                       =========

Installment debt is repayable as follows:

                                                           Year ended March 31, 2006   $ 155,881
                                                                                2007      75,528
                                                                                2008      48,251
                                                                                       ---------
                                                                                       $ 279,660
                                                                                       =========

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consist of:

         Sales and payroll taxes                                                       $ 172,714
                                                                                       =========

NOTE 5 - CONCENTRATIONS

Customers A accounted for $ 536,000 or 31% of total sales in fiscal 2005. No other customers or vendors accounted for as much as 10% of sales or purchases during fiscal 2005.

NOTE 6 - COMMITMENTS

Vision Global leases its office space in Montreal, Quebec at the current rate of $7,009 per month. Rent expense in fiscal 2005 and 2004 was $ 122,745 and $78,309. Future minimum lease payments are as follows:

Year ended March 31,                  2006     87,554
                                      2007     88,702
                                      2008     22,175
                                             --------
                                             $198,431
                                             ========

NOTE 7 - INCOME TAXES

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. There are no deferred taxes as of March 31, 2005.

There was no income tax expense for the years ended March 31, 2005 and 2004.

The Company's tax expense (benefit) differs from the "expected" tax expense (benefit) for the years ended March 31, 2005 and 2004 (computed by applying the Canadian Corporate tax rate of 38% to loss before taxes), as follows:

                                                2005           2004
                                            -----------    -----------
Computed "expected" tax expense (benefit)   $(1,374,000)   $    52,000
                                            -----------    -----------
Benefit of operating loss carryforwards              --        (52,000)
                                            -----------    -----------
Valuation allowance                           1,374,000
                                            ===========    ===========
                                            $        --    $        --
                                            ===========    ===========

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at March 31, 2005 are as follows:

Deferred tax assets:                           2005
                                          -----------
Current deferred tax assets               $   575,000

Net operating loss carryforward             1,374,000
                                          -----------
Total gross deferred tax assets             1,949,000
Less valuation allowance                   (1,949,000)
                                          -----------
Net deferred tax assets                   $        --
                                          ===========

The Company has a net operating loss carryforward of approximately $5,136,000 available to offset future taxable income through 2019.

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

(3) Filed herewith.

      B. Reports on Form 8-K

On February 17, 2004, the Company announced on Form 8-K, that the Company engaged Malone & Bailey, PLLC as its principal accountant to replace its former principal accountant, Gilles Heon Chartered Accountant (GH).

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended March 31, 2005

Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports during the fiscal year ending March 31, 2005 was $12,500.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant for services reasonably related to the audit for the fiscal year ending March 31, 2005 was none.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during fiscal year ending March 31, 2005 was none.

Year ended March 31, 2004

Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports during the fiscal year ending March 31, 2004 was $1,100.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant for services reasonably related to the audit for the fiscal year ending March 31, 2004 was none.

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

                                       VISION GLOBAL SOLUTIONS INC.

                                       By /s/ JEAN-PAUL OUELLETTE
                                       -----------------------------------------
                                       JEAN-PAUL OUELLETTE
                                       Chief Executive Officer

                                                             Date: July 19, 2005

                                       VISION GLOBAL SOLUTIONS INC.

                                       By /s/ JEAN-PAUL OUELLETTE
                                       -----------------------------------------
                                       JEAN-PAUL OUELLETTE
                                       Chief Accounting Officer

                                                             Date: July 19, 2005

      \In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

               Signatures                               Title                          Date
       By /s/ JEAN-PAUL OUELLETTE              Chairman of the Board, Chief
------------------------------------------     Accounting Officer, President,       July 19, 2005
         JEAN-PAUL OUELLETTE                   Director

        By /s/ ERIC OUELLETTE                  Director                             July 19, 2005
------------------------------------------
           ERIC OUELLETTE