Form 10QSB
period 2005-06-30
VISION GLOBAL SOLUTIONS INC
filed 2005-08-12
CIK 1135657

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

                       For the Quarter ended June 30, 2005
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

                         Joseph I. Emas, Attorney at Law
                             1224 Washington Avenue
                           Miami Beach, Florida 33139
                             Telephone: 305.531.1174
                             -----------------------

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 12, 2005, there were 62,473,885 shares of the registrant's common stock, $0.001, issued and outstanding.

                          VISION GLOBAL SOLUTIONS INC.

                                      INDEX

Part I.  Financial Information                                              Page

Item 1. Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements

      (a)   Condensed Consolidated Balance Sheets as of June 30,
            2005 (unaudited) and March 31, 2005                                3

      (b)   Consolidated Statements of Operations for the Three
            Months Ended June 30, 2005and 2004 (unaudited)                     4

      (c)   Consolidated Statements of Cash Flows for the Three
            Months Ended June 30, 2005and 2004 (unaudited)                     5

      (d)   Notes to Condensed Consolidated Financial Statements               6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                    7

Item 3. Controls and Procedures                                               12

Part II.  Other Information

Item 1. Legal Proceedings                                                     13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           13
Item 3. Defaults Upon Senior Securities                                       13
Item 4. Submission of Matters to a Vote of Security Holders                   13
Item 5  Other Information                                                     13
Item 6. Exhibits                                                              13

Signature                                                                     14

                          VISION GLOBAL SOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  June 30, 2005

                  ASSETS                                  2005             2005
                                                       June 30         March 31

Current Assets
  Cash                                            $         --     $    158,251
  Accounts receivable, net                             239,342          214,771
                                                  ------------     ------------
         Total Current Assets                          239,342          373,022
                                                  ------------     ------------
Computers and equipment, net of accumulated
  depreciation of $ 453,680                             57,004           70,336
                                                  ------------     ------------
                                                  $    296,346     $    443,358
                                                  ============     ============

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Checks drawn in
         excess of cash balance                   $        190     $         --
  Current portion of long-term debt                    155,242          155,881
  Accounts payable                                     199,468          152,809
  Accrued expenses                                     158,112          128,006
  Income tax payable                                     2,243            2,264
  Notes payable to related party                       138,518          119,159
  Deferred revenues                                    173,470          197,802
                                                  ------------     ------------
         Total Current Liabilities                     827,243          755,921

Long-term debt                                         104,239          123,779
Mandatory redeemable preferred shares                  427,282          431,282
                                                  ------------     ------------
         Total Liabilities                           1,358,764        1,310,982
                                                  ------------     ------------
Commitments

Stockholders' Deficit
  Common stock, Class A, no par value, unlimited
  shares authorized, 62,473,885 shares issued
  and outstanding                                    4,431,099        4,431,099

  Accumulated deficit                               (5,336,965)      (5,136,650)
  Other comprehensive loss:
    Equity adjustment on foreign currency
    translation                                       (156,552)        (162,073)
                                                  ------------     ------------
         Total Stockholders' Deficit                (1,062,418)        (867,624)
                                                  ------------     ------------
                                                  $    296,346     $    443,358
                                                  ============     ============

                          VISION GLOBAL SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three Months Ended June 30, 2005 and 2004

                                                          Three Months
                                                             Ended
                                                            June 30,
                                                      2005             2004
                                                  ------------     ------------

Revenue                                           $    276,510     $    209,367

Cost of sales                                          193,028          190,806
Selling                                                137,851           85,988
General & administrative                               126,717          141,730
Interest                                                 6,708            6,506
Depreciation                                            12,521           18,044
                                                  ------------     ------------

Total operating expenses                               476,825          443,074
                                                  ------------     ------------

         NET LOSS                                     (200,315)        (233,707)
                                                  ============     ============

Basic and diluted loss per share                  $      (0.01)    $      (0.72)

Weighted average
  shares outstanding                                62,473,885          328,044

                          VISION GLOBAL SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                    Three Months Ended June 30, 2005 and 2004

                                                      2005             2004
                                                  ------------     ------------
Cash Flows From Operating Activities
  Net Income (Loss)                               $   (200,315)    $   (233,707)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation                                        12,521           11,287

  Changes in:
    Accounts receivable                                (24,571)         164,557
    Accounts payable                                    46,659          (11,079)
    Accrued expenses                                    30,106           94,574
    Income tax payable                                     (21)              --
    Deferred revenues                                  (24,332)          16,149
                                                  ------------     ------------
  Net Cash Provided by Operating Activities           (159,953)          41,781
                                                  ------------     ------------

Cash Flows from Financing Activities
  Net proceeds(payments) on
         related party note payable                     19,359          (22,207)
  Payments on installment debt                         (20,179)         (20,176)
  Payments on bank loan                                     --           (2,418)
                                                  ------------     ------------
  Net Cash Used in Financing Activities                   (820)         (44,801)
                                                  ------------     ------------
Effect of Exchange Rate Changes on Cash                  2,332           13,321
                                                  ------------     ------------
Net increase (decrease) in cash                       (158,441)          10,301

Cash at beginning of year                              158,251          116,992
                                                  ------------     ------------

Cash at end of year                               $       (190)    $    127,293
                                                  ============     ============

                          Vision Global Solution, Inc.
                          Notes to Financial Statements

NOTE 1 - BASIS OF PRESENTATION

Interim Financial Statements - The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended March 31, 2005 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of June 30, 2005 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

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

There are numerous factors that could cause actual results to differ materially from the results discuss/ed in forward-looking statements, including:

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

Vision Global Solutions Inc. as a Nevada corporation was formed on November 20, 2003 and the formal transition occurred subsequent to the March 31, 2005 year end.

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

RESULTS OF OPERATIONS

      Three Months Ended June 30, 2005 and 2004

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

Three Months Ended June 30, 2005 and 2004

REVENUES

Revenue increased from $209,367 for the quarter ended June 30, 2004 to $276,510 for the quarter ended June 30, 2005 primarily as a result of an increase in software sales for the first quarter.

COSTS OF SALES

The costs of sales increased from $190,806 for the quarter ended June 30, 2004 to $193,028 for the quarter ended June 30, 2005, primarily as a result of the increase in costs associated with an increase in software sales primarily in the first quarter.

TOTAL OPERATING EXPENSES

Total Operating Expenses increased from $443,074 for the quarter ended June 30, 2004 to $476,825 for the quarter ended June 30, 2005, primarily as a result of the increase costs associated with an increase in software sales offset by reduction in general administrative costs.

NET INCOME (LOSS)

The Net Loss decreased from ($233,707) for the quarter ended June 30, 2004 to ($200,315) for the quarter ended June 30, 2005 primarily as a result of the increase software sales.

ASSETS

TOTAL CURRENT ASSETS

Total current assets for the quarter ended June 30, 2005were $239,342, which included no cash and accounts receivable of $239,342, as compared to total current assets of $373,358 at March 31, 2005. The decrease in total current assets was primarily as a result of the decrease in cash offset by an increase in accounts receivable.

TOTAL CURRENT LIABILITIES

Total current liabilities for the quarter ended June 30, 2005 were $1,358,764 as compared to total current liabilities of $1,310,982 at March 31, 2005. The increase in total liabilities can be attributed primarily to an increase in accounts payable as well as the accrued expenses for the quarter.

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

ITEM 3. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures

      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls

      There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2005.

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

                                                           Date: August 12, 2005

                          VISION GLOBAL SOLUTIONS INC.

                           By /s/ JEAN-PAUL OUELLETTE
                   -------------------------------------------
                               JEAN-PAUL OUELLETTE
                            Chief Accounting Officer

                                                           Date: August 12, 2005