Form 10QSB
period 2005-09-30
VISION GLOBAL SOLUTIONS INC
filed 2005-11-17
CIK 1135657

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

                    For the Quarter ended September 30, 2005
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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 17, 2005, there were 77,473,885 shares of the registrant's common stock, $0.001, issued and outstanding.

                          VISION GLOBAL SOLUTIONS INC.

                                      INDEX

Part I.   Financial Information                                             Page

    Item 1. Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements

         (a) Condensed Consolidated Balance Sheets as of September 30,
             2005 (unaudited) and March 31, 2005                               3

         (b) Consolidated Statements of Operations for the Three and
             ix Months Ended September 30, 2005 and 2004 (unaudited)           4

         (c) Consolidated Statements of Cash Flows for the Six Months
             Ended September 30, 2005and 2004 (unaudited)                      5

         (d) Notes to Condensed Consolidated Financial Statements              6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                         8

    Item 3.  Controls and Procedures                                          11

Part II.  Other Information

Item  1.     Legal Proceedings                                                13
Item  2.     Unregistered Sales of Equity Securities and Use of Proceeds      13
Item  3.     Defaults Upon Senior Securities                                  13
Item  4.     Submission of Matters to a Vote of  Security Holders             13
Item  5      Other Information                                                13
Item  6.     Exhibits                                                         13

Signature                                                                     14

                          VISION GLOBAL SOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               September 30, 2005

                  ASSETS
                                                       2005            2005
                                                   September 30      March 31
                                                   ------------     -----------
Current Assets
  Cash                                              $   106,244     $   158,251
  Accounts receivable, net                              104,113         214,771
                                                    -----------     -----------
         Total Current Assets                           210,357         373,022
                                                    -----------     -----------
Computers and equipment, net of accumulated
  depreciation of $ 489,210                              46,498          70,336
                                                    -----------     -----------
                                                    $   256,855     $   443,358
                                                    ===========     ===========

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Current portion of long-term debt                     163,702         155,881
  Accounts payable                                      185,279         152,809
  Accrued expenses                                      143,198         128,006
  Income tax payable                                      2,353           2,264
  Notes payable to related party                        170,240         119,159
  Notes payable                                         220,931              --
  Deferred revenues                                     179,230         197,802
                                                    -----------     -----------
         Total Current Liabilities                    1,064,933         755,921

Long-term debt                                           92,104         123,779
Mandatory redeemable preferred shares                   448,219         431,282
                                                    -----------     -----------
         Total Liabilities                            1,605,256       1,310,982
                                                    -----------     -----------
Commitments

Stockholders' Deficit
  Common stock, Class A, no par value, unlimited
  shares authorized, 62,473,885 shares issued
  and outstanding                                     4,431,099       4,431,099

  Accumulated deficit                                (5,571,295)     (5,136,650)
  Other comprehensive loss:
    Equity adjustment on foreign currency
    translation                                        (208,205)       (162,073)
                                                    -----------     -----------
         Total Stockholders' Deficit                 (1,348,401)       (867,624)
                                                    -----------     -----------
                                                    $   256,855     $   443,358
                                                    ===========     ===========

                          VISION GLOBAL SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             Three and Six Months Ended September 30, 2005 and 2004

                                            Three Months                       Six Months
                                                Ended                            Ended
                                            September 30,                     September 30,
                                        2005             2004             2005             2004
                                    ------------     ------------     ------------     ------------
Revenue                             $    234,110     $    446,128     $    510,620     $    655,495

Cost of sales                            137,570          122,412          330,598          313,218
Selling                                   88,761          292,052          226,612          378,040
General & administrative                 142,080          125,261          268,797          266,991
Interest                                  45,133            5,957           51,841           12,463
Depreciation                              13,361           12,674           25,882           30,718
Bad debt                                  41,535           11,481           41,535           11,481
                                    ------------     ------------     ------------     ------------
     Total operating expenses            468,440          569,837          945,265        1,012,911
                                    ------------     ------------     ------------     ------------
         NET LOSS                       (234,330)        (123,709)        (434,645)        (357,416)
                                    ============     ============     ============     ============

Basic and diluted loss per share    $      (0.01)    $      (0.38)    $      (0.01)    $      (1.09)

Weighted average
  shares outstanding                  62,473,885          328,045       62,473,885          328,045

                          VISION GLOBAL SOLUTIONS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOW Six
                    Months Ended September 30, 2005 and 2004

                                                           2005         2004
                                                        ---------     ---------
Cash Flows From Operating Activities
  Net Income (Loss)                                     $(434,645)    $(357,416)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation                                           25,882        30,718
    Bad debt                                               41,535        11,481
  Changes in:
    Accounts receivable                                    69,123       125,586
    Accounts payable                                       32,470       (13,047)
    Accrued expenses                                       15,192        87,440
    Income tax payable                                         89            --
    Deferred revenues                                     (18,572)      163,683
                                                        ---------     ---------
  Net Cash Provided by Operating Activities              (268,926)       48,445
                                                        ---------     ---------

Cash Flows from Financing Activities
  Note payable - related party                             51,081       (15,926)
  Note payable                                            220,931            --
  Installment debt                                        (23,854)      (32,757)
                                                        ---------     ---------
  Net Cash Used in Financing Activities                   248,158       (48,683)
                                                        ---------     ---------
Effect of Exchange Rate Changes on Cash                   (31,239)        2,552
                                                        ---------     ---------
Net increase in cash                                      (52,007)        2,314

Cash at beginning of year                                 158,251       116,992
                                                        ---------     ---------

Cash at end of year                                     $ 106,244     $ 119,306
                                                        =========     =========

                          Vision Global Solution, Inc.
                      Notes to Interim Financial Statements
                               September 30, 2005

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Vision Global Solution, Inc. ("Vision Global") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Vision Global's Annual Report filed with the SEC on 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2005 as reported in the 10-KSB have been omitted.

NOTE 2 - SUBSEQUENT EVENTS -

On September 15, 2005, Vision Global Solutions, Inc. ("Vision", "we", the "Company") completed the acquisition of Vesmark Incorporated, a Pennsylvania corporation, pursuant to an Agreement and Plan of Merger the Reorganization. At the effective time of the Merger, completed after the close of the quarter , the shares of Vesmark Incorporated Common Stock outstanding immediately prior to the Effective Date the "Converting Common Shares") were be converted into the right to receive:

      (1) that number of shares of Vision Common Stock determined by dividing the Fifteen million (15,000,000) by the aggregate number of Converting Common Shares; and

      (2) that number of shares of Vision Preferred Stock determined by dividing the Five million (5,000,000) by the aggregate number of Converting Common Shares; and

      (3) that number of Warrants determined by dividing the Twenty million (20,000,000) by the aggregate number of Converting Common Shares.

On October 11, 2005, we executed an "Agreement for the Joint Development and Supply of Computer Equipment to National Social Security Authority Head Offices and Regional Offices" with the National Social Security Authority (NSSA) of Zimbabwe. While management believes that the value of the Agreement is over five million dollars, no assurances can be given that the anticipated revenue stream will occur or shall be at the amounts anticipated by management.

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

RESULTS OF OPERATIONS

Three and Six Months Ended September 30, 2005 and 2004

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

Statement of Operations

Revenue decreased from $446,128 for the three months ended September 30, 2004 to $234,110 for the three months ended September 30, 2005 (and decreased from $655,495 for the six months ended September 30, 2004 to $510,620 for the six months ended September 30, 2005) primarily as a result of a decrease in software sales for the first quarter. Our total operating expenses decreased from $569,837 for the three months ended September 30, 2004 to $468,440 for the three months ended September 30, 2005 (and decreased from $1,012,911 for the six months ended September 30, 2004 to $945,265 for the six months ended September 30, 2005), primarily as a result of a decrease in selling costs. With the decrease in sales, we had an increase n our net loss from a net loss of ($123,709) for the three months ended September 30, 2004 to a net loss of ($234,330) for the three months ended September 30, 2005 (and an increased from a net loss of ($357,416) for the six months ended September 30, 2004 to a net loss of ($434,645) for the six months ended September 30, 2005

Assets

Total Current Assets

Total current assets for the quarter ended September 30, 2005were $210,357, as compared to total current assets of $373,022 at March 31, 2005. The decrease in total current assets was primarily as a result of the decrease in cash and accounts receivable.

TOTAL CURRENT LIABILITIES

Total current liabilities for the quarter ended September 30, 2005 were $1,605,256 as compared to total current liabilities of $1,310,982 at March 31, 2005. The increase in total liabilities can be attributed primarily to an increase in notes payable as well as the accrued expenses for the quarter.

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

On September 15, 2005, Vision Global Solutions, Inc. ("Vision", "we", the "Company") completed the acquisition of Vesmark Incorporated, a Pennsylvania corporation, pursuant to an Agreement and Plan of Merger the Reorganization. At the effective time of the Merger, completed after the close of the quarter , the shares of Vesmark Incorporated Common Stock outstanding immediately prior to the Effective Date the "Converting Common Shares") were be converted into the right to receive:

      (1) that number of shares of Vision Common Stock determined by dividing the Fifteen million (15,000,000) by the aggregate number of Converting Common Shares; and

      (2) that number of shares of Vision Preferred Stock determined by dividing the Five million (5,000,000) by the aggregate number of Converting Common Shares; and

      (3) that number of Warrants determined by dividing the Twenty million (20,000,000) by the aggregate number of Converting Common Shares.

Management believes, based upon an independent valuation, that the software acquired from Vesmark Incorporated through the merger, has an approximate value of $18,000,000.

On October 11, 2005, we executed an "Agreement for the Joint Development and Supply of Computer Equipment to National Social Security Authority Head Offices and Regional Offices" with the National Social Security Authority (NSSA) of Zimbabwe. While management believes that the value of the Agreement is over $5,900,000, no assurances can be given that the anticipated revenue stream will occur or shall be at the amounts anticipated by management.

ITEM 3. CONTROLS AND PROCEDURES

            Evaluation of Disclosure Controls and Procedures

      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls

      There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2005.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 15, 2005, Vision Global Solutions, Inc. ("Vision", "we", the "Company") completed the acquisition of Vesmark Incorporated, a Pennsylvania corporation, pursuant to an Agreement and Plan of Merger the Reorganization. At the effective time of the Merger, completed after the close of the quarter , the shares of Vesmark Incorporated Common Stock outstanding immediately prior to the Effective Date the "Converting Common Shares") were be converted into the right to receive:

      (1) that number of shares of Vision Common Stock determined by dividing the Fifteen million (15,000,000) by the aggregate number of Converting Common Shares; and

      (2) that number of shares of Vision Preferred Stock determined by dividing the Five million (5,000,000) by the aggregate number of Converting Common Shares; and

      (3) that number of Warrants determined by dividing the Twenty million (20,000,000) by the aggregate number of Converting Common Shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

      None.

ITEM 5. OTHER INFORMATION

On October 11, 2005, we executed an "Agreement for the Joint Development and Supply of Computer Equipment to National Social Security Authority Head Offices and Regional Offices" with the National Social Security Authority (NSSA) of Zimbabwe. While management believes that the value of the Agreement is over five million dollars, no assurances can be given that the anticipated revenue stream will occur or shall be at the amounts anticipated by management.

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

                          VISION GLOBAL SOLUTIONS INC.

                           By /s/ JEAN-PAUL OUELLETTE
                           --------------------------
                             JEAN-PAUL OUELLETTE
                             Chief Executive Officer

                                                         Date: November 17, 2005


                          VISION GLOBAL SOLUTIONS INC.

                          By /s/ JEAN-PAUL OUELLETTE
                           --------------------------
                            JEAN-PAUL OUELLETTE
                            Chief Accounting Officer

                                                         Date: November 17, 2005