Form 10QSB
period 2005-12-31
VISION GLOBAL SOLUTIONS INC
filed 2006-03-03
CIK 1135657

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

                     For the Quarter ended December 31, 2005
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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 3, 2006, there were 62,473,885 shares of the registrant's common stock, $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                          VISION GLOBAL SOLUTIONS INC.

                                      INDEX

Part I.  Financial Information                                                                     Page
    Item 1. Condensed Consolidated Financial Statements and Notes to Condensed
            Consolidated Financial Statements

      (a)   Condensed Consolidated Balance Sheets as of December 31, 2005
            (unaudited) and March 31, 2005                                                           3

      (b)   Consolidated Statements of Operations for the Three Months and Nine
            Months Ended December 31, 2005and 2004 (unaudited)                                       4

      (c)   Consolidated Statements of Cash Flows for the Three Months and Nine
            Months Ended December 31, 2005and 2004 (unaudited)                                       5

      (d)   Notes to Condensed Consolidated Financial Statements                                     6

    Item 2. Management's  Discussion  and  Analysis  of  Financial  Condition
            and Results  of Operations                                                               8

    Item 3. Controls and Procedures                                                                 11

Part II.  Other Information

Item  1.     Legal Proceedings                                                                    [13]
Item  2.     Unregistered Sales of Equity Securities and Use of Proceeds                          [13]
Item  3.     Defaults Upon Senior Securities                                                      [13]
Item  4.     Submission of Matters to a Vote of  Security Holders                                 [13]
Item  5      Other Information                                                                    [13]
Item  6.     Exhibits                                                                             [13]

    Signature                                                                                       14

                          VISION GLOBAL SOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                December 31, 2005

                                     ASSETS
                                                         2005               2005
                                                      December 31          March 31
                                                      -----------       -----------
Current Assets
  Cash                                                $        --       $   158,251
  Accounts receivable, net                                 51,789           214,771
                                                      -----------       -----------
         Total Current Assets                              51,789           373,022
                                                      -----------       -----------
Computers and equipment, net of accumulated
  depreciation of $ 501,162                                36,980            70,336
                                                      -----------       -----------
                                                      $    88,769       $   443,358
                                                      ===========       ===========

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Cash-overdraft                                      $    30,788       $        --
  Current portion of long-term debt                       164,446           155,881
  Accounts payable                                        197,328           152,809
  Accrued expenses                                        118,399           128,006
  Income tax payable                                        2,364             2,264
  Notes payable to related party                          169,754           119,159
  Notes payable                                           222,201                --
  Deferred revenues                                       193,370           197,802
                                                      -----------       -----------
         Total Current Liabilities                      1,098,650           755,921

Long-term debt                                             73,576           123,779
Mandatory redeemable preferred shares                     450,256           431,282
                                                      -----------       -----------
         Total Liabilities                              1,622,482         1,310,982
                                                      -----------       -----------
Commitments

Stockholders' Deficit
  Common stock, Class A, no par value, unlimited
  shares authorized, 62,693,885 shares issued
  and outstanding                                       4,499,299         4,431,099

  Accumulated deficit                                  (5,828,347)       (5,136,650)
  Other comprehensive loss:
    Equity adjustment on foreign currency
    translation                                          (204,665)         (162,073)
                                                      -----------       -----------
         Total Stockholders' Deficit                   (1,533,713)         (867,624)
                                                      -----------       -----------
                                                      $    88,769       $   443,358
                                                      ===========       ===========

                          VISION GLOBAL SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             Three and Nine Months Ended December 31, 2005 and 2004

                                                Three Months                       Nine Months
                                                  Ended                               Ended
                                                December 31,                       December 31,
                                          2005               2004              2005               2004
                                      ------------       ------------      ------------       ------------
Revenue                               $    300,618       $    712,043      $    811,238       $  1,367,538

Cost of sales                              153,557            210,036           484,155            523,254
Selling                                     99,198             45,020           325,840            423,060
General & administrative                   250,024            145,856           518,821            412,847
Interest                                     8,609              9,778            60,450             22,241
Depreciation                                10,323             12,451            36,205             43,169
Bad debt                                    35,929             18,545            77,464             30,026
Income taxes                                    --              1,959                --
                                      ------------       ------------      ------------       ------------
     Total operating expenses              557,640            443,645         1,502,935          1,456,556
                                      ------------       ------------      ------------       ------------
         NET LOSS                         (257,022)           268,398          (691,697)           (89,018)
                                      ============       ============      ============       ============

Basic and diluted loss per share      $      (0.01)            $ 0,82      $      (0.01)      $      (0.27)

Weighted average
  shares outstanding                    62,693,885            328,867        62,693,885            328,867

                          VISION GLOBAL SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                  Nine Months Ended December 31, 2005 and 2004

                                                         2005               2004
                                                     ------------       ------------
Cash Flows From Operating Activities
  Net Income (Loss)                                  $   (691,697)      $    (89,018)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation                                           36,205             43,169
    Common Stock for Services                             (68,200)                --
    Bad debt                                               77,464             30,026
    Imputed interest                                           --              2,170
  Changes in:
    Stock payable                                              --             43,500
    Accounts receivable                                   162,982           (151,883)
    Accounts payable                                       44,519             18,335
    Accrued expenses                                        9,607            (16,610)
    Deferred revenues                                      (4,432)            35,811
                                                     ------------       ------------
  Net Cash Provided by Operating Activities              (433,552)           (84,500)
                                                     ------------       ------------

Cash Flows from Financing Activities
  Proceeds from line of credit                                 --             71,180
  Note payable - related party                             50,595             41,915
  Note payable                                            220,931                 --
  Installment debt                                        (41,638)           (49,490)
  Cash-overdraft                                           30,788                 --
                                                     ------------       ------------
  Net Cash Used in Financing Activities                   260,676             63,605
                                                     ------------       ------------
Effect of Exchange Rate Changes on Cash                    14,625             (5,004)
                                                     ------------       ------------
Net increase (decrease) in cash                          (158,251)           (25,899)

Cash at beginning of year                                 158,251            116,992
                                                     ------------       ------------

Cash at end of year                                  $         --       $     91,093
                                                     ============       ============

Supplemental non-cash disclosures
   Reclassification of short term debt                         --       $     19,703

                          Vision Global Solution, Inc.
                      Notes to Interim Financial Statements
                                December 31, 2005

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

NOTE 2 - SUBSEQUENT EVENTS -

On September 15, 2005, Vision Global Solutions, Inc. completed the acquisition of Vesmark Incorporated, a Pennsylvania corporation, pursuant to an Agreement and Plan of Merger the Reorganization. At the effective time of the Merger, the shares of Vesmark Incorporated Common Stock outstanding immediately prior to the Effective Date the "Converting Common Shares") were be converted into the right to receive:

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

On October 11, 2005, Vision Global Solutions, Inc. executed an "Agreement for the Joint Development and Supply of Computer Equipment to National Social Security Authority Head Offices and Regional Offices" with the National Social Security Authority (NSSA) of Zimbabwe. Existing currency changes between our dollar and the Zimbabwe currency do not permit us at this time to determine the value of this contract.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended December 31, 2005 and 2004

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

Statement of Operations

Revenue decreased from $712,043 for the three months ended December 31, 2004 to $300,618 for the three months ended December 31, 2005 (and decreased from $1,367,538 for the nine months ended December 31, 2004 to $811,238 for the nine months ended December 31, 2005) primarily as a result of a decrease in software sales. Our total operating expenses increased from $443,645 for the three months ended December 31, 2004 to $557,640 for the three months ended December 31, 2005 (and increased from $1,456,556 for the nine months ended December 31, 2004 to $1,502,935 for the nine months ended December 31, 2005), primarily as a result of a decrease in selling costs. With the decrease in sales , we had an increase in our net loss from a net gain of $268,398 for the three months ended December 31, 2004 to a net loss of ($257,022) for the three months ended December 31, 2005 (and an increased net loss from a net loss of ($89,018) for the nine months ended December 31, 2004 to a net loss of ($691,697) for the nine months ended December 31, 2005

Assets

Total Current Assets

Total current assets for the quarter ended December 31, 2005 were $51,789, as compared to total current assets of $373,022 at March 31, 2005. The decrease in total current assets was primarily as a result of the decrease in cash and accounts receivable.

TOTAL CURRENT LIABILITIES

Total current liabilities for the quarter ended December 31, 2005 were $1,622,482 as compared to total current liabilities of $1,310,982 at March 31, 2005. The increase in total liabilities can be attributed primarily to an increase in notes payable as well as the accrued expenses for the quarter.

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

On September 15, 2005, we completed the acquisition of Vesmark Incorporated, a Pennsylvania corporation, pursuant to an Agreement and Plan of Merger the Reorganization.

On October 11, 2005, we executed an "Agreement for the Joint Development and Supply of Computer Equipment to National Social Security Authority Head Offices and Regional Offices" with the National Social Security Authority (NSSA) of Zimbabwe. Existing currency changes between our dollar and the Zimbabwe currency do not permit us at this time to determine the value of this contract.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure and Controls and Procedures. As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls Over Financial Reporting. There have not been any changes in the our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                        VISION GLOBAL SOLUTIONS INC.

                                        By /s/ JEAN-PAUL OUELLETTE
                                        ----------------------------------------
                                               JEAN-PAUL OUELLETTE
                                               Chief Executive Officer

                                                             Date: March 3, 2006

                                        VISION GLOBAL SOLUTIONS INC.

                                        By /s/ JEAN-PAUL OUELLETTE
                                        ----------------------------------------
                                               JEAN-PAUL OUELLETTE
                                               Chief Accounting Officer

                                                             Date: March 3, 2006