Form 10KSB
period 2006-03-31
VISION GLOBAL SOLUTIONS INC
filed 2006-08-11
CIK 1135657

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

                        For the Year ended March 31, 2006
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


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

================================================================================

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State issuer's revenues for its most recent fiscal year: $1,308,562.

      State  the   aggregate   market   value  of  the  voting   stock  held  by
non-affiliates of the registrant on August 10, 2006, computed by reference to the price at which the stock was sold on that date: $1,107,755.

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|


APPLICABLE ONLY TO CORPORATE REGISTRANTS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      62,713,885 shares of Common Stock, no par value, as of August 11, 2006.

      Transitional Small Business Disclosure Format (check one)
      Yes |_| No |X|

DOCUMENTS INCORPORATED BY REFERENCE

      None

                          VISION GLOBAL SOLUTIONS INC.
                              Report on Form 10KSB
                    For the Fiscal Year Ended March 31, 2006

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

Item 1.  Description of the Business.......................................   1
Item 2.  Description of the Property.......................................   11
Item 3.  Legal Proceedings.................................................   11
Item 4.  Submission of Matters to Vote of Security Holders.................   12

                                PART II

Item 5.  Market for Common Equity and Related Stockholder Matters..........   13
Item 6.  Management's Discussion and Analysis..............................   14
Item 7.  Financial Statements..............................................   18
Item 8.  Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure..........................................   18
Item 8A. Controls and Procedures...........................................   18
Item 8B. Other Information.................................................   18


                               PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons......   19
Item 10. Executive Compensation............................................   21
Item 11. Security Ownership of Certain Beneficial Owners and Management....   23
Item 12. Certain Relationships and Related Transactions....................   24

                                PART IV

Item 13. Exhibits .........................................................   26
Item 14  Principal Accountant Fees and Services ...........................   26

Signatures
............................................................................   28

                                     PART I
                                     ------


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

Outer Edge Holdings, Inc.
-------------------------

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

CAPITALIZATION AND INDEBTEDNESS
-------------------------------

The Share Capitalization Vision Global Solutions Inc is authorized to issue 200,000,000 shares of common stock, at no par value per share and 5,000,000 shares of Preferred Stock, $0.001 par value share; 62,473,885 shares of Class A common shares are issued and outstanding as of March 31, 2006.

Lines of credits
----------------

As of March 31, 2006, Vision has paid off all of its lines of credits.

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

Protection and Enforcement of Intellectual Property Rights
----------------------------------------------------------

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

Zimbabwe Agreement
------------------

On October 11, 2005, we executed an "Agreement for the Joint Development and Supply of Computer Equipment to National Social Security Authority Head Offices and Regional Offices" with the National Social Security Authority (NSSA) of Zimbabwe. Existing currency changes between our dollar and the Zimbabwe currency do not permit us at this time to determine the value of this contract.

Possible Volatility of Stock Price
----------------------------------

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

ITEM 2. DESCRIPTION OF PROPERTIES

The Company's principal executive offices are located at 455 Notre Dame Street East, Montreal, Quebec, Canada, pursuant to its lease with LYOJO Ltee, Vision Global leases 7,000 square feet of office space at 455 Notre Dame East, Montreal, Quebec, Canada H2Y 1C9. The office space provides the company's programmers with office and product development space. Vision Global leases its office space in Montreal, Quebec at the current rate of $7,009 per month. Rent expense in fiscal 2006 and 2005 was $98,047 and $122,745. Future minimum lease payments are as follows:


   Year ended March 31,          2007                    88,702
                                 2008                    22,175
                                                      ---------
                                                      $ 115,618
                                                      =========

ITEM 3. LEGAL PROCEEDINGS

The company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

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

DATE                       HIGH              LOW              CLOSE

30-JUNE-06                 0.04              0.04             0.04
31-MAR-06                  0.14              0.14             0.14
31-DEC-05                  0.40              0.40             0.40
30-SEPT-05                 0.50              0.50             0.50
30-JUNE-05                 0.91              0.86             0.86
31-MAR-05                  1.05              0.95             1.05
31-DEC-04                  0.50              0.50             0.50
30-SEPT-04                 0.01              0.01             0.01
30-JUNE-04                 0.00              0.01             0.01
31-MAR-04                  0.02              0.02             0.02
1-MAR-04                   0.04              0.02             0.02
2-FEB-04                   0.04              0.03             0.03
2-JAN-04                   0.05              0.03             0.04
1-DEC-03                   0.08              0.04             0.05
3-NOV-03                   0.06              0.02             0.04
1-OCT-03                   0.05              0.02             0.03
2-SEP-03                   0.04              0.02             0.04
1-AUG-03                   0.04              0.02             0.03
1-JUL-03                   0.05              0.02             0.03
2-JUN-03                   0.05              0.01             0.03
1-MAY-03                   0.10              0.02             0.02
1-APR-03                   0.14              0.02             0.05
3-MAR-03                   0.25              0.03             0.14
3-FEB-03                   0.07              0.01             0.04
2-JAN-03                   0.02              0.01             0.01
2-DEC-02                   0.06              0.01             0.01
1-NOV-02                   0.04              0.01             0.02
1-OCT-02                   0.05              0.02             0.03
3-SEP-02                   0.08              0.03             0.04
1-AUG-02                   0.11              0.04             0.05
1-JUL-02                   0.08              0.03             0.04
3-JUN-02                   0.11              0.07             0.07
1-MAY-02                   0.09              0.05             0.09
2-APR-02                   0.21              0.06             0.07
4-MAR-02                   0.22              0.12             0.21
6-FEB-02                   0.20              0.11             0.11
4-JAN-02                   0.45              0.10             0.20
12-DEC-01                  0.09              0.05             0.09

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

REVENUES

Revenues decreased from $1,775,017 for the year ended March 31, 2005, to $1,308,562 for the year ended March 31, 2006, a decrease of $466,455, primarily as a result of a decrease in software sales.

COSTS OF SALES

Costs of sales decreased from $812,723 for the year ended March 31, 2005 to $525,552 for the year ended March 31, 2006, a decrease of $287,171, primarily as a result the decrease in the cost of sales associated with a decrease in software sales.

TOTAL OPERATING EXPENSES

Total Operating Expenses decreased from $5,393,289 for the year ended March 31, 2005 to $1,715,383 for the year ended March 31, 2006, a decrease of $3,667,906, primarily as a result the decrease in the general and administrative expenses as a result of no issuance of stock for services as in the year ended March 31, 2005 .

NET INCOME (LOSS)

Net loss for the year ended March 31, 2006 was $(406,821), as compared to a net loss for the year ended March 31, 2005 of ($3,622,235), primarily as a result of the decrease in the general and administrative expenses.

ASSETS

CASH

Cash increased from $116,992 at March 31, 2004 to $158,251 at March 31, 2006, an increase of $41,259, primarily as a result of the increase in revenues.

TOTAL CURRENT ASSETS

Total current assets decreased from $373,002 at March 31, 2005 to $19,791 at March 31, 2006, primarily as a result of a reduction in accounts receivable as of March 31, 2006 compared to March 31, 2005.

TOTAL CURRENT LIABILITIES

Total liabilities increased from $755,921 at March 31, 2005 to $1,574,887 at March 31, 2006, primarily as a result of debt from mandatory redeemable preferred shares.


LIQUIDITY AND CAPITAL RESOURCES


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

ITEM 8B. OTHER INFORMATION.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

The director and executive officer as of March 31, 2006 is as follows:

       NAME            AGE                      POSITION
       ----            ---                      --------

Jean-Paul Ouellette     63      Chairman of the Board, President Chief Executive
                                Officer/ Chief Accounting Officer/Director


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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company directors and executive officers, and persons who own more than ten percent (10%) of the Company's outstanding common stock, file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by the Commission to furnish the Company with copies of all such reports they file. The Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representation, as of March 31, 2006, all of the Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners have been satisfied.

ITEM 10. EXECUTIVE COMPENSATION

During the years ended March 31, 2006, and 2004, and 2003 executive compensation was as follows:

SUMMARY COMPENSATION TABLE

The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the three years ended December 31, 2003.

-------------------------------------------------------------------------------------------------------------------
                                              SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------
                                 ANNUAL COMPENSATION                           LONG-TERM COMPENSATION
-------------------------------------------------------------------------------------------------------------------
                                                                         AWARDS            PAYOUTS
-------------------------------------------------------------------------------------------------------------------
                                                                             SECURITIES
NAME AND                                                        RESTRICTED   UNDERLYING
PRINCIPAL                                       OTHER ANNUAL      STOCK        OPTIONS/      LTIP        ALL OTHER
POSITION      YEAR        SALARY      BONUS     COMPENSATION     AWARD(S)        SARS      PAYOUTS     COMPENSATION
                            ($)        ($)           ($)           ($)           (#)          ($)           ($)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
              2006        65,000          0                 0            0            0           0             0
Jean-Paul     2005        65,000          0                 0            0            0           0             0
Ouellette     2004        65,000          0                 0            0            0           0             0
-------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
---------------------------------------------------------------------------------------------------------------------
                                                                    NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                                                   UNDERLYING UNEXERCISED   IN-THE-MONEY OPTIONS/SARS
                                                                 OPTIONS/SARS AT FY-END (#)       AT FY-END ($)
                   SHARES ACQUIRED ON                                   EXERCISABLE/               EXERCISABLE/
      NAME            EXERCISE (#)         VALUE REALIZED ($)          UNEXERCISABLE              UNEXERCISABLE
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Jean-Paul
Ouellette                0                           0                        0                        0
---------------------------------------------------------------------------------------------------------------------


Option Grants in Fiscal Year : No stock options were granted to executive officers of the Company during the year ended March 31, 2006.

Stock Options Exercised During Fiscal Year: None

No stock options were exercised by executive officers of the Company during the year ended March 31, 2006.

LTIP Awards During Fiscal Year: None

We did not make any long-term incentive plan awards to any executive officers or directors during the year ended March 31, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table provides information known to us about the beneficial ownership of our common stock as of March 31, 2006 for: (1) each person, entity or group that is known by us to beneficially own five percent or more of our common stock; (2) each of our directors (and former directors, as applicable);
(3) each of our named executive officers (and former officers, as applicable) as defined in Item 402(a)(2) of Regulation S-B; and (4) our directors and executive officers as a group. To the best of our knowledge, each stockholder identified below has voting and investment power with respect to all shares of common stock shown, unless community property laws or footnotes to this table are applicable.

                                                               Percentage of
                                                 Nature of     Shares
                                                 Beneficial    Number of Shares     Beneficially
Directors and Officers (1)                       Ownership     Beneficially Owned   Owned (1)
--------------------------------------------     ----------    ------------------   -------------

Jean-Paul Ouellette
455 Notre Dame Street East Montreal,
Quebec, Canada   ...........................      Direct              50,000,000
64.3%

Total Employees and Directors as a group (1)                          50,000,000           64.3%


(1) Applicable percentage of beneficial ownership is based on 77,693,885 shares issued and outstanding as of March 31, 2006. Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after March 31, 2006 are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Vision Global Solutions, Inc.
Montreal, Quebec, Canada

We have audited the accompanying consolidated balance sheet of Vision Global Solutions, Inc. (the "Company") as of March 31, 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vision Global Solutions, Inc. as of March 31, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $406,821 for the current year. At March 31, 2006, current liabilities exceed current assets by $777,815 and total liabilities exceed total assets by $1,252,314. These factors, and the others discussed in Note 1, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.


/s/ Jewett, Schwartz, and Associates
Hollywood, Florida
August 10, 2006

                          VISION GLOBAL SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2006

                     ASSETS

Current Assets
  Cash                                                              $    19,791
  Accounts receivable, net                                              275,569
                                                                    -----------
           Total Current Assets                                         295,360
                                                                    -----------
Computers and equipment, net of accumulated
  depreciation of $510,195                                               27,213
                                                                    -----------
                                                                    $   322,573
                                                                    ===========

           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Current portion of installment debt                               $   164,222
  Accounts payable                                                      173,657
  Accrued expenses                                                      142,503
  Income tax payable 2,360
  Notes payable to related party                                        196,322
  Notes payable                                                         221,898
  Deferred revenues                                                     172,213
                                                                    -----------
           Total Current Liabilities                                  1,073,175

Installment debt                                                         52,070
Mandatory redeemable preferred shares, no par value,
  3% cumulative dividends due beginning March 2006,
  repayable at $6,692 per month beginning April 2008                    449,642
                                                                    -----------
           Total Liabilities                                          1,574,887
                                                                    -----------
Commitments and Contingencies

Stockholders' Deficit
  Preferred stock, 5,000,000 shares authorized, $0.001
    par value, no shares issued and outstanding                              --
  Common stock, 200,000,000 authorized, consisting of
   Class A, no par value, 62,713,885shares issued
   and outstanding                                                    4,499,299
  Accumulated deficit                                                (5,543,471)
  Other comprehensive loss:
    Equity adjustment on foreign currency translation                  (208,142)
                                                                    -----------
           Total Stockholders' Deficit                               (1,252,314)
                                                                    -----------
                                                                    $   322,573
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                          VISION GLOBAL SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years Ended March 31, 2006 and 2005


                                                    2006                2005
                                                ------------       ------------
Revenue                                         $  1,308,562       $  1,775,017


Cost of sales                                        525,552            812,723
Selling                                              402,462            473,183
General & administrative                             635,544          4,026,806
Interest                                              75,692             28,753
Bad debt                                              31,046             39,641
Depreciation                                          45,087             12,183
                                                ------------       ------------
           Total operating expenses                1,715,383          5,393,289
                                                ------------       ------------
NET LOSS BEFORE INCOME TAX                          (406,821)        (3,618,272)

           Income tax                                     --              3,963
                                                ------------       ------------
NET LOSS                                        $   (406,821)      $ (3,622,235)
                                                ============       ============

Basic and diluted loss per share                $      (0.01)      $      (0.08)
                                                ============       ============

Weighted average shares outstanding               62,593,885         47,639,155
                                                ============       ============

   The accompanying notes are an integral part of these financial statements.

                          VISION GLOBAL SOLUTIONS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                       Years Ended March 31, 2006 and 2005


                                       Common Stock - Class A               Common Stock - Class B
                                     Shares             Amount            Shares             Amount
                                  ------------       ------------      ------------       ------------
Balances, March 31, 2004            32,804,425       $    553,473           344,000       $    234,126

Issuance of stock for
   services                         14,500,000             43,500
                                  ------------       ------------      ------------       ------------
                                    47,304,425            596,973           344,000            234,126

Reverse split of Class A
   Shares 100/1                    (46,831,381)

Correction due to rounding
   from reverse split                      841

Conversion of Class B shares
for 1,000,000 preferred
shares which were converted
for Class A shares at 1/50          50,000,000            234,126          (344,000)          (234,126)


Issuance of stock for
    services                        12,000,000          3,600,000                --                 --
                                  ------------       ------------      ------------       ------------

Balances, March 31, 2005            62,473,885       $  4,431,099                --                 --

Issuance of stock for
  services                             240,000             68,200

                                  ------------       ------------      ------------       ------------

Balances, March 31, 2006            62,713,885       $  4,499,299                --       $         --
                                  ============       ============      ------------       ------------


   The accompanying notes are an integral part of these financial statements.

                          VISION GLOBAL SOLUTIONS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                       Years Ended March 31, 2006 and 2005


                                       Retained          Comprehensive
                                       (Deficit)            (Loss)               Total
                                     -------------       -------------       -------------
Balances, March 31, 2004             $  (1,514,415)      $     (88,325)      $    (815,141)

Net loss                                (3,622,235)                             (3,622,235)

Issuance of shares for services                                                  3,643,500

Net change in foreign
  currency valuation                                           (73,748)            (73,748)
                                     -------------       -------------       -------------

Balances, March 31, 2005                (5,136,650)           (162,073)           (867,624)

Net loss                                  (406,821)                               (406,821)

Issuance of shares for services                                                     68,200

Net change in foreign
  currency valuation                                           (46,069)            (46,069)
                                     -------------       -------------       -------------

Balances, March 31, 2006             $  (5,543,471)      $    (208,142)      $  (1,252,314)
                                     =============       =============       =============


   The accompanying notes are an integral part of these financial statements.

                          VISION GLOBAL SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                       Years Ended March 31, 2006 and 2005


                                                               2006              2005
                                                           -----------       -----------
Cash Flows Used in Operating Activities
  Net Income (Loss)                                        $  (406,821)       $(3,622,235)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Issuance of stock for services                              68,200         3,643,500
    Depreciation                                                45,087            12,183
  Changes in:
   Accounts receivable                                         (60,798)          118,730
   Accounts payable                                             20,848            (2,458)
   Accrued expenses                                             14,497          (170,807)
   Income taxes payable                                             --             2,264
   Deferred revenues                                           (25,589)           76,841
                                                           -----------       -----------
  Net Cash Provided by (Used in) Operating Activities         (344,576)           58,018
                                                           -----------       -----------

Cash Flows Provided by Financing Activities
  Proceeds from loans by a related party                        77,163            35,395
  Payments on installment debt                                 (63,368)          (45,717)
  Proceeds from note payable                                   221,898                --
                                                           -----------       -----------
  Net Cash Provided by (Used in) Financing Activities          235,693           (10,322)
                                                           -----------       -----------
Effect of Exchange Rate Changes on Cash                        (29,577)           (6,437)
                                                           -----------       -----------
Net increase (decrease) in cash                               (138,460)           41,259

Cash at beginning of year                                      158,251           116,992
                                                           -----------       -----------

Cash at end of year                                        $    19,791       $   158,251
                                                           ===========       ===========

Cash paid during the year for:
  Interest                                                 $    75,692       $    28,753
                                                           ===========       ===========
  Income taxes                                             $        --       $     1,699
                                                           ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                         VISION GLOBAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A.R.T.I. Vision, Inc. was incorporated in Quebec on December 5, 1994. Vision/R4 Canada, Inc. was incorporated in Quebec on November 21, 1996. It was renamed Vision/R4 Corporation on February 15, 1999. Vision Ontario, Inc. was incorporated in Quebec, Canada on October 10, 2000. All three entities were under common control and merged in 2000. On December 20, 2000, the consolidated entity merged with an inactive Quebec entity named Outer Edge Holdings, Inc. and renamed the combined entity as Vision Global Solutions, Inc. (the "Company").

Vision Global markets, under the name Apogee, an integrated accounting and management software that allows companies to apply an activity-based management solution, a common sense systematic method of planning, controlling and improving labor and overhead expenses, to their business-management models. Vision Global holds a license from the third-party software developer. The license requires Vision Global to purchase the software and has a minimum purchase requirement of 150 copies per month.

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

Going Concern. These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns, current liabilities exceeded current assets by $777,815 at March 31, 2006, incurred a net loss of $406,821 and net cash of $344,576 was used in operations during the year. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

The Company's continued existence is dependent upon its ability to successfully execute its business plan. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of liabilities that may result from the outcome of this uncertainty.

Cash Equivalents. Highly liquid investments with original maturities of three months or less are considered cash equivalents.

Other Comprehensive Income. Represents changes in the value of the Canadian dollar relative to the U.S. dollar. As of each balance sheet date, Vision Global translates its assets and liabilities into U.S. dollars at the exchange rate in effect on that date. There are no hedging contracts. Revenues and expenses during each period are translated at the average exchange rates of those periods. Equity accounts are translated at historical amounts. Translation adjustments are deferred in the equity account, Other Comprehensive Income
(Loss), a separate component of Stockholders' Equity.

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

An allowance for doubtful accounts is provided based on credit experience. As of March 31, 2006, Vision Global's allowance was $73,066, as determined by management.

Computers and Equipment. Computers and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Repairs and maintenance that do not extend the assets useful lives are expensed as incurred.

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

Earnings per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted net income (loss) per share is computed similarly to basic net income (loss) per share except that it includes the potential dilution that could occur if diluted securities were exercised. For the period presented, the Company did not have any outstanding dilutive securities, and, accordingly, diluted net loss per share equals basic net loss per share.

Fair Value of Financial Instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company's financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, income tax payable and related party payable approximate fair value due to their short maturities.

Recent Accounting Pronouncements. In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of Accounting Principles Board ("APB") Opinion No. 20 and SFAS No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20, "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 became effective for the Company on April 1, 2006. The Company believes that the adoption of SFAS No. 154 will not have a material impact on the financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting for Nonmonetary Transactions," provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for the Company as of July 2, 2005, and did not have a material impact on the financial statements.


In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." SFAS No. 123(R) requires companies to measure all stock-based compensation awards using a fair value method and record such expense in its financial statements. The Company does not believe that the adoption of SFAS No. 123(R) will have a material effect on the financial statements.


NOTE 2 - COMPUTERS AND EQUIPMENT

A summary is as follows:
                                                Estimated............Amount,
                                             Useful Lives............at cost
                                            -------------............---------
       Computers                                  3 years............$ 286,795
       Software                                   3 years............  101,841
       Equipment and furniture                3 - 7 years............  148,772
                                                         ............---------
                                                         ............  537,408
       Less:  accumulated depreciation                   ............ (510,195)
                                                         ............---------
                                                         ............$  27,213
                                                         ............=========

Depreciation expense totaled $45,087 and $12,183 for the years ended March 31, 2006 and 2005, respectively.


NOTE 3 - INSTALLMENT NOTES PAYABLE


       Loan from Investment Quebec, payable
       in monthly installments of $4,748 per month,
       including interest at 7% APR, unsecured                                  ............$ 101,792

       Loan from the Canadian government, payable in 4 annual installments beginning June 2002 with no payments made to date, no interest and no
       collateral                                                               ............   87,244

       Loan from Caisse Populaire Credit Union, payable in monthly installments of $2,271 plus interest
       at bank's prime + 3%, no collateral                                      ............   27,256
                                                                                            ---------

                                                                                ............  216,292
       Less:  current portion                                                   ............ (164,222)
                                                                                ............---------
                                                                                ............$  52,070
                                                                                ............=========

Installment debt is repayable as follows:


                                                       Year ended March 31, 2007............$ 164,222
                                                                            2008............   52,070
                                                                                ............---------
                                                                                ............$ 216,292
                                                                                ............=========

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consist of:

           Sales and payroll taxes                                              ............$ 142,503
                                                                                ............=========


NOTE 5 - NOTE PAYABLE - RELATED PARTY

The Companies executive officer has paid on behalf of the Company operating expenses. As of March 31, 2006 the executive has paid a total of $ 77,163 during the year. The amounts are non-interest bearing and are payable upon demand.

NOTE 6 - CONCENTRATIONS

One customer accounted for $331,031 or 21% of total sales in fiscal 2006. No other customers or vendors accounted for as much as 10% of sales or purchases during fiscal 2006.

NOTE 7 - MANDATORILY REDEEMABLE PREFERRED SHARES

The Company issued mandatorily redeemable preferred stock. The shares are non-voting and non-participating and have a fix, preferential and cumulative dividend calculated on the redemption price at an annual rate equal to the variable weekly rate of Investissement Quebec. These shares are redeemable by monthly installments of $6,692 starting in April 2008.

NOTE 8 - INCOME TAXES

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. There are no deferred taxes as of March 31, 2006.

There was no income tax expense for the years ended March 31, 2005 and 2004.

The Company's tax expense (benefit) differs from the "expected" tax expense (benefit) for the years ended March 31, 2005 and 2004 (computed by applying the Canadian Corporate tax rate of 38% to loss before taxes), as follows:

                                                2006           2005
                                            -----------    -----------
Computed "expected" tax expense (benefit)   $  (154,592)   $ (1,374,000)
                                            -----------    -----------
Benefit of operating loss carryforwards              --             --
                                            -----------    -----------
Valuation allowance                             154,592      1,374,000
                                            ===========    ===========
                                            $        --    $        --
                                            ===========    ===========

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at March 31, 2006 are as follows:

Deferred tax assets:                           2006
                                          -----------
Current deferred tax assets               $ 1,949,000

Net operating loss carryforward               154,592
                                          -----------
Total gross deferred tax assets              2,10,592
Less valuation allowance                   (2,103,592)
                                          -----------
Net deferred tax assets                   $        --
                                          ===========

The Company has a net operating loss carryforward of approximately $5,543,000 available to offset future taxable income through 2020.

NOTE 9 - COMMITMENTS

Vision Global leases its office space in Montreal, Quebec at the current rate of $7,009 per month. Rent expense in fiscal 2006 and 2005 was $ 98,047 and $122,745. Future minimum lease payments are as follows:

                      Year ended March 31,       2007                $  92,500
                                                 2008                   23,118
                                                                     ---------
                                                                     $ 115,618
                                                                     =========

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended March 31, 2006

Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports during the fiscal year ending March 31, 2006 was $____.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant for services reasonably related to the audit for the fiscal year ending March 31, 2006 was none.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during fiscal year ending March 31, 2006 was none.


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


                          VISION GLOBAL SOLUTIONS INC.


                           By /s/ JEAN-PAUL OUELLETTE
                      -------------------------------------
                               JEAN-PAUL OUELLETTE
                             Chief Executive Officer

                                                           Date: August 11, 2006


                          VISION GLOBAL SOLUTIONS INC.

                           By /s/ JEAN-PAUL OUELLETTE
                      -------------------------------------
                               JEAN-PAUL OUELLETTE
                            Chief Accounting Officer

                                                          Date: August 11, 2006


      In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:


         Signatures                    Title                         Date


By /s/ JEAN-PAUL OUELLETTE      Chairman of the Board,
--------------------------      Chief Accounting Officer,       August 11, 2006
JEAN-PAUL OUELLETTE             President, Director