Form 10QSB
period 2006-06-30
VISION GLOBAL SOLUTIONS INC
filed 2006-08-21
CIK 1135657

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

                       For the Quarter ended June 30, 2006
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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 21, 2006, there were 62,713,885 shares of the registrant's common stock, $0.001, issued and outstanding.

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

                          VISION GLOBAL SOLUTIONS INC.

                                      INDEX


PART I. FINANCIAL INFORMATION                                                   PAGE

Item 1.     Condensed Consolidated Financial Statements and Notes to Condensed
            Consolidated Financial Statements

      (a)   Condensed Consolidated Balance Sheets as of June 30, 2006
            (unaudited) and March 31, 2006.                                      3

      (b)   Consolidated Statements of Operations for the Three Months Ended
            June 30, 2006and 2005 (unaudited)                                    4

      (c)   Consolidated Statements of Cash Flows for the Three Months Ended
            June 30, 2006and 2005 (unaudited)                                    5

      (d)   Notes to Condensed Consolidated Financial Statements                 6


Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                7

Item 3.    Controls and Procedures                                               12


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

                          VISION GLOBAL SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2006

              ASSETS

                                                          2006               2006
                                                        June 30            March 31
                                                      (unaudited)         (audited)
                                                     -------------      -------------
Current Assets
  Cash                                               $      64,768      $      19,791
  Accounts receivable, net                                 490,209            275,569
                                                     -------------      -------------
         Total Current Assets                              554,977            295,360
                                                     -------------      -------------
Computers and equipment, net of accumulated
  depreciation of $ 539,762                                 20,637             27,213
                                                     -------------      -------------
                                                     $     575,614      $     322,573
                                                     =============      =============

              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Current portion of installment debt                $     166,928      $     164,222
  Accounts payable                                         161,834            173,657
  Accrued expenses                                         154,455            142,503
  Income tax payable                                         2,461              2,360
  Notes payable to related party                           196,908            196,322
  Notes payable                                            231,391            221,898
  Deferred revenues                                        177,802            172,213
                                                     -------------      -------------
         Total Current Liabilities                       1,091,779          1,073,175

Installment debt                                            38,438             52,070
Mandatory redeemable preferred shares, no par
value,3% cumulative dividends due beginning
March 2006, repayable at $6,692 per month
beginning April 2008                                       468,878            449,642
                                                     -------------      -------------
         Total Liabilities                               1,599,095          1,574,887
                                                     -------------      -------------

Commitments

Stockholders' Deficit
  Common stock, Class A, no par value, unlimited
  shares authorized, 62,713,885 shares issued
  and outstanding                                        4,499,299          4,499,299

  Accumulated deficit                                   (5,261,840)        (5,543,471)
  Other comprehensive loss:
    Equity adjustment on foreign currency
    translation                                           (260,940)          (208,142)
                                                     -------------      -------------
         Total Stockholders' Deficit                    (1,023,481)        (1,252,314)
                                                     -------------      -------------
                                                     $     575,614      $     322,573
                                                     =============      =============

                          VISION GLOBAL SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three Months Ended June 30, 2006 and 2005

                                                          Three Months
                                                         Ended June 30,
                                                    2006               2005
                                                ------------       ------------
(unaudited) (unaudited)
Revenue                                         $    773,106       $    276,510

Cost of sales                                        100,015            193,028
Selling                                              147,737            137,851
General & administrative                              87,354            126,717
Interest                                               7,434              6,708
Bad debt                                             141,215                 --
Depreciation                                           7,720             12,521
                                                ------------       ------------

Total operating expenses                             491,475            476,825
                                                ------------       ------------

NET GAIN(LOSS)                                       281,631           (200,315)
                                                ============       ============


Basic and diluted loss per share                $       0.01       $      (0.01)

Weighted average shares outstanding
                                                  62,473,885         62,473,885

                          VISION GLOBAL SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                    Three Months Ended June 30, 2006 and 2005

                                                           2006          2005
                                                        ---------     ---------
                                                        unaudited)   (unaudited)
Cash Flows From Operating Activities
  Net Income (Loss)                                     $ 281,631     $(200,315)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation                                            7,720        12,521

  Changes in:
    Accounts receivable                                  (214,640)      (24,571)
    Accounts payable                                      (11,823)        8,310
    Accrued expenses                                           --        30,106
    Income tax payable                                         --           (21)
    Deferred revenues                                       5,589       (24,332)
                                                        ---------     ---------
  Net Cash Provided by Operating Activities                68,477      (198,302)
                                                        ---------     ---------

Cash Flows from Financing Activities
  Increase of note payable - related party                     --        19,359
  Payments on installment debt                            (20,178)      (20,179)
                                                        ---------     ---------
  Net Cash Used in Financing Activities                   (20,178)         (820)
                                                        ---------     ---------
Effect of Exchange Rate Changes on Cash                    (3,322)        2,331
                                                        ---------     ---------
Net increase (decrease) in cash                            44,977      (196,791)

Cash at beginning of year                                  19,791       158,251
                                                        ---------     ---------

Cash at end of year                                     $  64,768     $ (38,540)
                                                        =========     =========

                          Vision Global Solution, Inc.
                          Notes to Financial Statements


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Vision Global Solution, Inc. ("Vision Global") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Vision Global's Annual Report filed with the SEC on 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2006 as reported in the 10-KSB have been omitted.

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

RESULTS OF OPERATIONS

      THREE MONTHS ENDED JUNE 30, 2006 AND 2005


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

THREE MONTHS ENDED JUNE 30, 2006 AND 2004

REVENUES

Revenue increased from $276,510 for the quarter ended June 30, 2005 to $773,106 for the quarter ended June 30, 2006 primarily as a result of an increase in software sales for the first quarter.

TOTAL OPERATING EXPENSES

Total Operating Expenses increased from $476,825 for the quarter ended June 30, 2005 to $491,631 for the quarter ended June 30, 2006, primarily as a result of the decrease in costs associated with sales and interest offset by a bad debt or $141,215.

NET INCOME (LOSS)

We had a net gain of $281,631 for the quarter ended June 30, 2006 as against the net loss of ($200,315) for the quarter ended June 30, 2005to ($200,315) primarily as a result of the increase software sales.

ASSETS

TOTAL CURRENT ASSETS

Total current assets for the quarter ended June 30, 2006 were $554,977, which included $64,768 in cash and accounts receivables of $490,209, as compared to total current assets of $295,360 at March 31, 2006, primarily as a result of the increase software sales resulting in an increase in accounts receivable.

TOTAL CURRENT LIABILITIES

Total current liabilities for the quarter ended June 30, 2006 were $1,091,779 as compared to total current liabilities of $1,073,175 at March 31, 2006. The marginal; increase in total liabilities can be attributed primarily to an increase in accrued expenses for the quarter.

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

SIGNATURES
----------

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

                                                           Date: August 21, 2006



                          VISION GLOBAL SOLUTIONS INC.

                           By /s/ JEAN-PAUL OUELLETTE
                           --------------------------
                               JEAN-PAUL OUELLETTE
                            Chief Accounting Officer


                                                           Date: August 21, 2006