Form 10KSB/A
period 2006-03-31
VISION GLOBAL SOLUTIONS INC
filed 2006-11-13
CIK 1135657

================================================================================

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Vision Global Solutions, Inc.
Montreal, Quebec, Canada


We have audited the accompanying consolidated balance sheet of Vision Global Solutions, Inc. (the "Company") as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vision Global Solutions, Inc. as of March 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


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

NOTE 2 - COMPUTERS AND EQUIPMENT

A summary is as follows:


                                                Estimated            Amount,
                                             Useful Lives            at cost
                                            -------------            ---------
       Computers                                  3 years            $ 286,795
       Software                                   3 years              101,841
       Equipment and furniture                3 - 7 years              148,772
                                                                     ---------
                                                                       537,408
       Less:  accumulated depreciation                                (510,195)
                                                                     ---------
                                                                     $  27,213
                                                                     =========


Depreciation expense totaled $45,087 and $12,183 for the years ended March 31, 2006 and 2005, respectively.

NOTE 3 - INSTALLMENT NOTES PAYABLE



       Loan from Investment Quebec, payable
       in monthly installments of $4,748 per month,
       including interest at 7% APR, unsecured                                              $ 101,792

       Loan from the Canadian government, payable in 4 annual installments beginning June 2002 with no payments made to date, no interest and no
       collateral                                                                              87,244

       Loan from Caisse Populaire Credit Union, payable in monthly installments of $2,271 plus interest
       at bank's prime + 3%, no collateral                                                     27,256
                                                                                            ---------

                                                                                              216,292
       Less:  current portion                                                                (164,222)
                                                                                            ---------
                                                                                            $  52,070
                                                                                            =========

Installment debt is repayable as follows:



                                                       Year ended March 31, 2007            $ 164,222
                                                                            2008               52,070
                                                                                            ---------
                                                                                            $ 216,292
                                                                                            =========

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consist of:

           Sales and payroll taxes                                                          $ 142,503
                                                                                            =========


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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended March 31, 2006


Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports during the fiscal year ending March 31, 2006 was $22,500.


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


                                                        Date: November 13, 2006



                          VISION GLOBAL SOLUTIONS INC.

                           By /s/ JEAN-PAUL OUELLETTE
                      -------------------------------------
                               JEAN-PAUL OUELLETTE
                            Chief Accounting Officer


                                                         Date: November 13, 2006



      In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:


         Signatures                    Title                         Date



By /s/ JEAN-PAUL OUELLETTE      Chairman of the Board,
--------------------------      Chief Accounting Officer,      November 13, 2006
JEAN-PAUL OUELLETTE             President, Director