Form 10QSB
period 2006-09-30
VISION GLOBAL SOLUTIONS INC
filed 2006-11-14
CIK 1135657

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

                    For the Quarter ended September 30, 2006
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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of November 14, 2006, there were 62,473,885 shares of the registrant's common stock, $0.001, issued and outstanding.

================================================================================

                          VISION GLOBAL SOLUTIONS INC.

                                      INDEX

Part I. Financial Information                                                      Page

Item  1. Condensed Consolidated Financial Statements and Notes to Condensed
      Consolidated Financial Statements

      (a)   Condensed Consolidated Balance Sheets as of September 30, 2006
            (unaudited) and March 31, 2006                                            3

      (b)   Consolidated Statements of Operations for the Six Months Ended
            September 30, 2006 and 2005 (unaudited)                                   4

      (c)   Consolidated Statements of Cash Flows for the Six Months Ended
            September 30, 2006and 2005 (unaudited)                                    5

      (d)   Notes to Condensed Consolidated Financial Statements                      6

Item  2. Management's Discussion and Analysis of Financial Condition and Results
      of Operations                                                                   8

Item  3. Controls and Procedures                                                     11

Part  II. Other Information

Item  1.     Legal Proceedings                                                     [13]
Item  2.     Unregistered Sales of Equity Securities and Use of Proceeds           [13]
Item  3.     Defaults Upon Senior Securities                                       [13]
Item  4.     Submission of Matters to a Vote of  Security Holders                  [13]
Item  5      Other Information                                                     [13]
Item  6.     Exhibits                                                              [13]

      Signature                                                                      14

                          VISION GLOBAL SOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               September 30, 2006

                                                       2006           2006
                                                   September 30     March 31
                                                   ------------   -----------
                                     ASSETS
Current Assets
  Cash                                              $    14,547   $    19,791
  Accounts receivable, net                              152,891       275,569
                                                    -----------   -----------
      Total Current Assets                              167,438       295,360
                                                    -----------   -----------
Computers and equipment, net of accumulated
  depreciation of $ 550,445                              12,966        27,213
                                                    -----------   -----------
                                                    $   180,404   $   322,573
                                                    ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Current portion of long-term debt                     161,649       164,222
  Accounts payable                                      433,012       173,657
  Accrued expenses                                      159,560       142,503
  Income tax payable                                         --         2,360
  Notes payable to related party                        189,921       196,322
  Notes payable                                         232,634       221,898
  Deferred revenues                                     196,755       172,213
                                                    -----------   -----------
      Total Current Liabilities                       1,373,531     1,073,175

Long-term debt                                           24,303        52,070
Mandatory redeemable preferred shares, no par
Value, 3% cumulative dividends due beginning
Repayable at $ 6,692 per month beginning
April 2008                                              471,398       449,642
                                                    -----------   -----------
      Total Liabilities                               1,869,232     1,574,887
                                                    -----------   -----------

Stockholders' Deficit
  Common stock, Class A, no par value, unlimited
  shares authorized, 62,713,885 shares issued
  and outstanding                                     4,499,299     4,499,299

  Accumulated deficit                                (5,917,091)   (5,543,471)
  Other comprehensive loss:
    Equity adjustment on foreign currency
    translation                                        (271,036)     (208,142)
                                                    -----------   -----------
      Total Stockholders' Deficit                    (1,688,828)   (1,252,314)
                                                    -----------   -----------
                                                    $   180,404   $   322,573
                                                    ===========   ===========

                          VISION GLOBAL SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                Three and Six Months Ended September 30, 2006 and
                                      2005

                                           Three Months              Six Months
                                               Ended                    Ended
                                           September 30,            September 30,
                                   -------------------------   -------------------------
                                       2006          2005          2006         2005
                                   -----------   -----------   -----------   -----------
Revenue                            $   219,237   $   234,110   $   992,343   $   510,620

Cost of sales                          111,606       137,570       211,621       330,598
Selling                                 79,889        88,761       227,626       226,612
General & administrative               437,957       142,080       525,311       268,797
Interest                                36,218        45,133        43,652        51,841
Depreciation                             7,750        13,361        15,470        25,882
Bad debt                               201,068        41,535       342,283        41,535
                                   -----------   -----------   -----------   -----------
    Total operating expenses           874,488       468,440     1,365,963       945,265
                                   -----------   -----------   -----------   -----------
      NET LOSS                        (655,251)     (234,330)     (373,620)     (434,645)
                                   ===========   ===========   ===========   ===========

Basic and diluted loss per share   $     (0.01)  $     (0.01)  $     (0.01)  $     (0,01)

Weighted average
  shares outstanding                62,473,885    62,473,885    62,473,885    62,473,885

                          VISION GLOBAL SOLUTIONS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOW Six
                    Months Ended September 30, 2006 and 2005

                                                           2006         2005
                                                        ---------     ---------
Cash Flows From Operating Activities
  Net Income (Loss)                                     $(373,620)    $(434,645)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation                                           15,470        25,882
    Bad debt                                              342,283        41,535
  Changes in:
    Accounts receivable                                  (219,605)       69,123
    Accounts payable                                      259,355        32,470
    Accrued expenses                                       17,057        15,192
    Income tax payable                                     (2,360)           89
    Deferred revenues                                      24,542       (18,572)
                                                        ---------     ---------
  Net Cash Provided by Operating Activities                63,122      (268,926)
                                                        ---------     ---------

Cash Flows from Financing Activities
  Note payable - related party                            (15,954)       51,081
  Note payable                                                 --       220,931
  Installment debt                                        (40,943       (23,854)
                                                        ---------     ---------
  Net Cash Used in Financing Activities                   (56,897)      248,158
                                                        ---------     ---------
Effect of Exchange Rate Changes on Cash                   (11,469)      (31,239)
                                                        ---------     ---------
Net increase in cash                                       (5,244)      (52,007)

Cash at beginning of year                                  19,791       158,251
                                                        ---------     ---------

Cash at end of period                                   $  14,547     $ 106,244
                                                        =========     =========

                          Vision Global Solution, Inc.
                      Notes to Interim Financial Statements
                               September 30, 2006

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

Vision Global his marketing activity-based management software solutions. These solutions have already been tested, debugged and installed on several client sites including: The Commissionaires of Canada (Ottawa, Vancouver, Toronto, Kingston, Victoria, Newfoundland, Calgary, Saskatoon, Montreal, Regina and New Brunswick); the ADGA Group in Ottawa, a civil engineering consulting firm; CNS Group in Stamford, Connecticut, USA, La Federation des Caisses populaires Desjardins (a banking institution in Quebec); Fairfax Financial Holdings (insurance industry); Sequoia Insurance Company (in Monterey California); the Quebec Museum, in Quebec, Canada; and the Saskatchewan Government Insurance in Canada; Exhibition Place, City of Toronto, just to mention a few.

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

RESULTS OF OPERATIONS

      THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

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

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

REVENUES

Revenue decreased from $234,110 for the three months ended September 30, 2005 to $219,237 for the three months ended September 30, 2006 primarily as a result of decrease software sales for the quarter ended September 30, 2006. Revenue increased from $510,620 for the six months ended September 30, 2005 to $992,343 for the six months ended September 30, 2006 primarily as a result of an increase in software sales for the first quarter.

TOTAL OPERATING EXPENSES

Total Operating Expenses increased from $468,440 for the three months ended September 30, 2005 to $874,488 for the three months ended 30, 2006, primarily as a result of the decrease in costs associated with sales and interest offset by an increase in bad debt of $159,533 and general and administrative fees of $295,877. Total Operating Expenses increased from $945,265 for the six months ended September 30, 2005 to $1,365,963 for the six months ended 30, 2006, primarily as a result of the decrease in costs associated with sales and interest offset by an increase in bad debt of $300,748 and general and administrative fees of $256,514.

NET INCOME (LOSS)

We had a loss of $(655,251) for the three months ended September 30, 2006 as against the net loss of ($234,330) for the three months ended September 30, 2005. Primarily as a result of the decrease software sales and an increase of operating expense. We had a loss of $(373,620) for the six months ended September 30, 2006 as against the net loss of ($434,645) for the six months ended September 30, 2005 to ($200,315) primarily as a result of the increase software sales and an increase of operating expense.

ASSETS

TOTAL CURRENT ASSETS

Total current assets for the six months ended September 30, 2006 were $167,438, which included $14,547 in cash and accounts receivables of $152,891, as compared to total current assets of $295,360 at March 31, 2006, primarily as a result of the decrease software sales resulting in an decrease in accounts receivable.

TOTAL CURRENT LIABILITIES

Total current liabilities for the six months ended September 30, 2006 were $1,373,531 as compared to total current liabilities of $1,073,175 at March 31, 2006. The marginal; increase in total liabilities can be attributed primarily to an increase in accrued expenses for the quarter.

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

In addition, Management continues to evaluate various business opportunities for future expansion and diversification, including the possibility of divesting the business if the liabilities and losses continue to exceed the assets and revenues.

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting..

During the Quarter ended September 30, 2006, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

             VISION GLOBAL SOLUTIONS INC.


              By /s/ JEAN-PAUL OUELLETTE
                 -------------------------------------
                 JEAN-PAUL OUELLETTE
                 Chief Executive Officer

                                                         Date: November 14, 2006

              VISION GLOBAL SOLUTIONS INC.


               By /s/ JEAN-PAUL OUELLETTE
                  ------------------------------------
                  JEAN-PAUL OUELLETTE
                  Principal Accounting Officer

                                                         Date: November 14, 2006