Form 10QSB
period 2006-12-31
VISION GLOBAL SOLUTIONS INC
filed 2007-02-20
CIK 1135657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended December 31, 2006
Commission file number: 000-31104

VISION GLOBAL SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Nevada (State of Incorporation)	1040 (Primary Standard Classification Code)	20-8203420 (IRS Employer ID No.)

Vision Global Solutions Inc.

10600 North De Anza Blvd., Suite 250, Cupertino, California 95014

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (408) 873-0500

455 Notre Dame Street East Montreal, Quebec, Canada H2Y 1C9

(Former name or former address, if changed since last report)

Copies of all communications including all communications sent to the agent for service of process should be sent to:

Blair Krueger, Esq., Attorney at Law
The Krueger Group, LLP
5771 La Jolla Boulevard
La Jolla, California 92037
Telephone: (858) 729-9997
Facsimile: (858) 729-9995
E-mail: blair@thekruegergroup.com

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of

the Exchange Act:

COMMON STOCK, NO PAR VALUE

(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by

Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of December 31, 2006, there were 67,193,885 shares of the registrant's common stock, $0.001, issued and outstanding.

VISION GLOBAL SOLUTIONS INC.

INDEX

Part I. Financial Information		Page

Item 1.	Condensed Consolidated Financial Statements and Notes to Condensed
	Consolidated Financial Statements

	(a) Condensed Consolidated Balance Sheet as of December 31, 2006	3

	(b)	Consolidated Statements of Operations for the Three and Nine Months Ended
	December 31, 2006 and 2005 (unaudited)	4

	(c) Consolidated Statements of Cash Flows for the Nine Months Ended
	December 31, 2006 and 2005 (unaudited)	5

	(d) Notes to Condensed Consolidated Financial Statements	6

Item 2.	Plan of Operations	8

Item 3.	Controls and Procedures	11

Part	II. Other Information

Item 1.	Legal Proceedings	[12]
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	[12]
Item 3.	Defaults Upon Senior Securities	[12]
Item 4.	Submission of Matters to a Vote of Security Holders	[12]
Item 5	Other Information	[12]
Item 6.	Exhibits	[12]

	Signature	13

VISION GLOBAL SOLUTIONS, INC.
Condensed Consolidated Balance Sheet
December 31, 2006
(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$-
Total Currents Assets	-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Account payable	$20,000
Total Current Liabilities	20,000

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT

Common stock, Class A, no par value, unlimted shares authorized	-
62,693,885 shares issued and outstanding	4,499,924
Blank Check Preferred Stock 4,000,000 shares authorized, 0 issued and outstanding	-
Series A Preferred Stock, 1,000,000 shares authorized 0 issued and outstanding	-
Accumulated deficit	(4,519,924)
Total Stockholders' Equity	(20,000)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-

See accompanying notes to condensed consolidated financial statements.

VISION GLOBAL SOLUTIONS, INC.
Condensed Consolidated Statement of Operations
(Unaudited)

	For The Three Month's Ended December 31,		For The Nine Month's Ended December 31,
	2006	2005	2006	2005

REVENUE	$-	$-	$-	$-

COSTS AND OPERATING EXPENSES

General and administrative expenses	20,625	55,803	51,224	77,174
Stock compensation	-	-	299,110	-
Total Operating Expesnes	20,625	55,803	350,334	77,174

NET LOSS FROM OPERATIONS	(20,625)	(55,803)	(350,334)	(77,174)

Loss from continuing operations	(20,625)	(55,803)	(350,334)	(77,174)

DISCONTINUED OPERATIONS, Net of taxes
Gain from discontinued operations	1,644,917	1,332,494	1,644,917	919,190

NET INCOME (LOSS) FROM DISCOUNTINUED OPERATIONS, Net of taxes	1,644,917	1,332,494	1,644,917	919,190

NET LOSS	$1,624,292	$1,276,691	$1,294,583	$842,016

Net loss per common share - basic and diluted
Loss from continued operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Income from discontinued operations	0.03	0.02	0.03	0.01
	$0.03	$0.02	$0.02	$0.01

Weighted average number of common shares
outstanding - basic and diluted	62,693,885	62,473,885	62,693,885	62,473,885

See accompanying notes to condensed consolidated financial statements.

VISION GLOBAL SOLUTIONS, INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	For The Nine Month's Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(350,334)	$(77,174)
Net gain from discontinued operations	1,644,917	919,190
Net Loss	1,294,583	842,016
Adjustments to reconcile net loss to net cash used in
operating activities
Common Stock issued for services	299,110	-
Changes in operating assets and liabilities
Increase in accounts payable	20,000	-
Discontinued Operations, net	(601,317)	(151,786)
Net Cash Used In Operating Activities	1,012,376	690,230

CASH FLOWS FROM FINANCING ACTIVITIES:
Discontinued Operations, net	(1,171,998)	260,676
Net Cash Provided By Financing Activities	(1,171,998)	(848,481)

EXCHANGE RATE LOSS	-	-

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	(159,622)	(158,251)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	159,622	158,251

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$-	$-
Income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

Vision Global Solution, Inc.

Notes to Interim Financial Statements December 31, 2006

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

NOTE 2 DISCONTINUED OPERATIONS

On November 13, 2006, the JPO and the Corporation entered into a Bill of Sale and Assignment and Assumption Agreement (the “Assignment and Assumption Agreement”) whereby JPO assumed all of the assets and liabilities of the Corporation. The assets assumed by JPO included all of the shares of Vision R/4 Corporation, a private (Canadian) federal corporation (“Vision R/4”), and A.R.T.I. Vision Inc., a private (Canadian) federal corporation (“A.R.T.I.”) (collectively, the “Assets”), both wholly-owned subsidiaries of the Corporation. The liabilities assumed by JPO include, but are not limited to, all of the liabilities of Vision R/4 and A.R.T.I. (the “Liabilities”). The Assets were valued at less than the Liabilities. The Assignment and Assumption Agreement is filed as Exhibit 10.2 to the Form 8-K filed by the Corporation on December 14, 2006.and is incorporated herein by this reference.

As of November 13, 2006, the Company had discontinued all operations in all of its subsidiaries. Accordingly, all prior year amounts have been reclassified to conform to this presentation.

	December 31,
	2006	2005
Cash	$14,547	$-
Accounts receivable	152,891	51,789
Fixed Assets	12,966	36,980
Total Assets	181,985	88,769
Less Liabilities and notes payable	(1,870,813)	(1,622,482)
Gain on Disposal	(1,688,828)	1,533,713
Loss from Discontinued Operations	(43,911)	(614,523)
Net Gain from Discontinued Operations	$1,644,917	$919,190

Discontinued operations for the nine months ended December 31, 2006 and 2005 are as follows:

	For the Nine Months Ended December 31, 2006	For the Nine Months Ended December 31, 2005
Sales	$992,343	$811,238
Cost of goods sold	(211,621)	(484,155)
Operating expenses	(370,994)	(941,606)
Income (loss) from discontinued operations	$(43,911)	$(614,523)

ITEM 2. PLAN OF OPERATIONS

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

Vision Global Solutions Inc., as a Nevada corporation (the “Corporation”), was formed on November 20, 2003 and the formal transition occurred subsequent to the March 31, 2004 year end.

Termination of the Corporation’s Proposed Merger and Reorganization With Vesmark, Inc.

On October 12, 2006, the Corporation entered into an Agreement to Terminate Agreement and Plan of Merger and Reorganization by and among Vesmark, Inc., a Pennsylvania corporation, and certain shareholders of Vesmark, Inc. (the “Rescission Agreement”). As of December 14, 2006, the Corporation terminated the Agreement and Plan of Merger and Reorganization by and among Vesmark Inc., a Pennsylvania corporation (“Vesmark”), Vision Acquisition Corp. (“Merger Sub”) and the Corporation which was entered into by and among the parties on September 15, 2005 (the “Merger Agreement”). On September 15, 2005, the Corporation filed a Form 8-K with the United States Securities and Exchange Commission (the “SEC”) describing the merger contemplated by the Merger Agreement. By resolution of the Corporation, the effective date of the Rescission Agreement is December 14, 2006.

Pursuant to Section 8.1.1 of the Merger Agreement, the Merger Agreement could be terminated and the merger abandoned at any time prior to the effective date by written agreement, duly authorized by the boards of directors of the Corporation, Merger Sub and Vesmark. The effective date of the Merger Agreement was defined in the Merger Agreement as “… upon fulfillment of all conditions precedent to the merger and the filing of the Certificate of Merger contemplated by the General Corporation Law of the State of Pennsylvania”. Several conditions of closing of the merger did not occur and, therefore, the effective date of the merger contemplated in the Merger Agreement also did not occur. No assets of Vesmark were ever transferred to the Corporation and no merger was effected between the parties.

Pursuant to Article 1.3.2, Article 1.4 and Article 1.5 of the Merger Agreement, the Corporation issued and delivered to certain shareholders certain shares of Common Stock, Preferred Stock and Warrants of the Corporation (collectively, the “Stock Consideration”). Because the merger did not occur, the Stock Consideration should not have been issued and delivered. Accordingly, all Stock Consideration has been returned to the Corporation for cancellation, with the sole exception of 750,000 shares of Preferred Stock and 2,250,000 shares of Common Stock owned by Raymond P. Sobieralski, who has declined to tender his shares for cancellation. Mr. Sobieralski signed two separate agreements in connection with termination of the merger by which he agreed to cancel and rescind all of his shares and warrants. The Corporation believes that Mr. Sobieralski is under a legal obligation to tender his shares to the Corporation for cancellation. The Corporation is presently reviewing its legal alternatives with respect to the possible cancellation of these remaining shares.

Pursuant to the terms of the Merger Agreement, a Secured Promissory Note was issued on April 7, 2005 wherein the Corporation was to pay to Vesmark the principal amount of $15,000 (the “Note”). Vesmark has agreed to accept, and the Corporation has agreed to pay, $24,200 in full satisfaction of all principal, interest, and legal fees due under the Note.

The foregoing description of the Rescission Agreement is only a summary and is qualified in its entirety by reference to the copy of the Rescission Agreement filed as Exhibit 10.1 attached to the Form 8-K filed by the Corporation on December 14, 2006.

Changes in Control of the Corporation

As of December 14, 2006, the Corporation effected a change in control described more particularly in the Form 8-K filed by the Corporation on December 14, 2006. Previously, the Corporation had issued a total of 77,693,885 shares of Common Stock and had authorized 200,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock. The Corporation’s former President, Jean-Paul Ouellette ("JPO"), owned 50,000,000 shares of the issued and outstanding Corporation’s Common Stock.

On November 12, 2006, the Corporation approved by Unanimous Written Consent of the Directors of the Corporation (the “UWC Terminating the Merger”) the following actions of the Corporation: (i) divestiture of all of the Assets and Liabilities from the Corporation to JPO according the terms of the Assignment and Assumption Agreement; (ii) transfer of all of the outstanding shares of Common Stock of Vision Ontario, Inc. and its holdings (which include Vision R/4 and A.R.T.I.) to JPO; and (iii) approval of the form of agreement to terminate the plan of merger and reorganization with Vesmark. The UWC Terminating the Merger is filed as Exhibit 99.1 to the Form 8-K filed by the Corporation on December 14, 2006.and is incorporated herein by this reference.

On November 13, 2006, the JPO and the Corporation entered into a Bill of Sale and Assignment and Assumption Agreement (the “Assignment and Assumption Agreement”) whereby JPO assumed all of the assets and liabilities of the Corporation. The assets assumed by JPO included all of the shares of Vision R/4 Corporation, a private (Canadian) federal corporation (“Vision R/4”), and A.R.T.I. Vision Inc., a private (Canadian) federal corporation (“A.R.T.I.”) (collectively, the “Assets”), both wholly-owned subsidiaries of the Corporation. The liabilities assumed by JPO include, but are not limited to, all of the liabilities of Vision R/4 and A.R.T.I. (the “Liabilities”). The Assets were valued at less than the Liabilities. The Assignment and Assumption Agreement is filed as Exhibit 10.2 to the Form 8-K filed by the Corporation on December 14, 2006.and is incorporated herein by this reference.

On November 14, 2006, JPO combined his interest with the interests owned by the following persons: Dwayne Bigelow (“DBW”), owner of 420,000 shares of the Common Stock of the Corporation; Andrew Belinsky (“ABY”), owner of 760,000 shares of the Common Stock of the Corporation; Angela Musgrave (“AMV”), owner of 760,000 shares of the Common Stock of the Corporation; Jasago Partners, Inc. (“JASAGO”), owner of 800,000 shares of the Common Stock of the Corporation; and Amazon Energy & Communications, Inc. (“AMAZON”), owner of 1,300,000 shares of the Common Stock of the Corporation for a total of 54,040,000 shares (collectively, the sellers are referred to herein as the “Sellers” and their shares are collectively referred to herein as the “Sellers’ Shares”). Collectively, the Sellers entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with certain buyers (the “Buyers”), described below, and agreed to sell the Sellers’ Shares to the Buyers for $650,000. The Share Purchase Agreement is filed as Exhibit 99.2 to the Form 8-K filed by the Corporation on December 14, 2006 and is incorporated herein by this reference.

On December 14, 2006, by Unanimous Written Consent (the “UWC Setting the Effective Date”) the Corporation established the effective date of the change of control of the Corporation as December 14, 2006 (the “Effective Date”). In the UWC Setting the Effective Date, the Corporation also accepted the resignation of JPO as the sole director of the Corporation and appointed Mr. John Kinney as the new sole director of the Corporation. The UWC Setting the Effective Date is filed as Exhibit 99.3 to the Form 8-K filed by the Corporation on December 14, 2006. and is incorporated herein by this reference.

The foregoing descriptions of the UWC Terminating the Merger, the Assignment and Assumption Agreement, the Share Purchase Agreement, and the UWC Setting the Effective Date are only summaries and are qualified in their entirety by reference to the copies of the agreements filed as Exhibits 99.1, 10.2, 99.2, 99.3 to the Form 8-K filed by the Corporation on December 14, 2006.

Resignation and Release of JPO.

Jean-Paul Ouellette executed a Resignation and Release as a partial step in the Change of Control of the Registrant described above (the “Resignation and Release”) that effected JPO’s resignation as director, officer and employee of the Corporation effective upon the date that JPO received notice from a majority of Shareholders and released the Corporation from any and all claims JPO has ever had against the Corporation that are related to his employment for or service to the Corporation. JPO received such notice on December 14, 2006. The Resignation and Release is filed as Exhibit 10.3 to the Form 8-K filed by the Corporation on December 14, 2006 and is incorporated herein by this reference.

Immediately after the appointment of Mr. John Kinney as the sole Director of the Corporation by the UWC Setting the Effective Date described above, the Corporation, by Unanimous Written Consent of the Board of Directors, appointed John Kinney as the President and Chief Executive Officer of the Corporation (the “UWC Appointing the CEO”). By operation of the Corporation’s Bylaws, Mr. Kinnet also serves as the Corporation’s Principal Accounting Officer. As of December 14, 2006, Mr. John Kinney executed an Employment Agreement (the “Employment Agreement”) with the Corporation to establish his compensation at 25,000 shares of Common Stock of the Corporation in exchange for Mr. Kinney’s services to the Corporation as its President, Chief Executive Officer and Sole Director for up to two years or until the Corporation is merged with an operating company. The UWC Appointing the CEO and the Employment Agreement are filed as an Exhibits 99.4 and 10.4, respectively, to Form 8-K filed by the Corporation on December 14, 2006 and are incorporated herein by this reference.

John Kinney, 47, now serves as the Chairman of the Board of Directors, Chief Executive Officer, President, Secretary and Principal Accounting Officer of the Corporation. From 2005 until the present, Mr. Kinney has served on the Board of Directors of Yosemite National Institute, a not-for-profit corporation. In July 2006, Mr. Kinney co-founded Green Life International, an Argentinean bio-fuels company, and currently serves on its Board of Directors. In 2005, Mr. Kinney served as interim Chief Executive Officer of Zoltar Satellite Alarm Systems, Inc. and continues to serve on its Board of Directors. In 1987 Mr. Kinney joined Club Resources, Inc. as its Chief Executive Officer. Club Resources, Inc. is a club management and investment firm based in Tiburon, California. From 1990 until 2003, Mr. Kinney was the founding Chief Executive Officer of Club One, Inc., which owns and operates over 100 athletic clubs. Mr. Kinney remains as the largest common shareholder of Club One, Inc. Mr. Kinney is a firefighter for the Tiburon Volunteer Fire Department. In 1981, Mr. Kinney received his Bachelor's degree in Human Biology, in 1983 a Master of Science in Industrial Engineering, and in 1984 a Masters in Business Administration from Stanford University.

The Corporation’s Status As A Shell Corporation and Plan of Operations.

As a result of the Assignment and Assumption Agreement described herein, the Corporation now has no business operations and no assets or liabilities. We believe that the Corporation is now a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as SEC Release Number 33-8407. The term "shell company" means a registrant, other than an asset-backed issuer, that has no or nominal operations, and either: (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets;

As a shell corporation, the Corporation intends to seek out and pursue a business combination transaction with an existing private business enterprise that might have a desire to take advantage of the Company's status as a public corporation. At this time, management does not intend to target any particular industry but, rather, intends to judge any opportunity on its individual merits. Any such transaction will likely have a dilutive effect on the interests of the Corporation's shareholders that will, in turn, reduce each shareholder's proportionate ownership and voting power in the Company.

The foregoing descriptions of the Resignation and Release, the UWC Appointing the CEO and the Employment Agreement are only summaries and are qualified in their entirety by reference to the copies of the agreements filed as Exhibits 10.3, 99.4 and 10.4 attached to the Form 8-K filed by the Corporation on December 14, 2006. Vision's Global Solutions Inc. principal executive offices are located at 10600 North De Anza Blvd., Suite 250, Cupertino, California 95014; telephone (408) 873-0500. The corporation's duly appointed resident agent in the State of Nevada upon whom process can be served is Corporate Creations, 941 Fourth Street, Miami Beach, Fl. 33139.

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

VISION GLOBAL SOLUTIONS INC.

By:	/s/ JOHN KINNEY
JOHN KINNEY Chief Executive Officer and Principal Accounting Officer Date: February 14, 2007