Form 10KSB
period 2007-03-31
VISION GLOBAL SOLUTIONS INC
filed 2007-07-17
CIK 1135657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended March 31, 2007
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

COMMON STOCK, NO PAR VALUE
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year: $0.

State the aggregate market value of the voting stock held by non-affiliates of the registrant on July 11, 2007, computed by reference to the price at which the stock was sold on that date: $151,262.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

63,493,885 shares of Common Stock, no par value, as of June 10, 2007.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

None

VISION GLOBAL SOLUTIONS INC.
Report on Form 10KSBFor the Fiscal Year Ended March 31, 2006

TABLE OF CONTENTS

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

Pursuant to Article 1.3.2, Article 1.4 and Article 1.5 of the Merger Agreement, the Corporation issued and delivered to certain shareholders certain shares of Common Stock, Preferred Stock and Warrants of the Corporation (collectively, the “Stock Consideration”). Because the merger did not occur, the Stock Consideration should not have been issued and delivered. Accordingly, all Stock Consideration has been returned to the Corporation for cancellation, with the sole exception of 800,000 shares of Common Stock owned by Raymond P. Sobieralski.

Pursuant to the terms of the Merger Agreement, a Secured Promissory Note was issued on April 7, 2005 wherein the Corporation was to pay to Vesmark the principal amount of $15,000 (the “Note”). Vesmark has agreed to accept and the Corporation has agreed to pay $24,200 in full satisfaction of all principal, interest, and legal fees due under the Note.

Changes in Control of the Corporation

As of December 14, 2006, the Corporation effected a change in control described more particularly in the Form 8-K filed by the Corporation on December 14, 2006. Previously, the Corporation had issued a total of 67,713,885 shares of Common Stock and had authorized 200,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock. The Corporation’s former President, Jean-Paul Ouellette ("JPO"), owned 50,000,000 shares of the issued and outstanding Corporation’s Common Stock.

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

On November 14, 2006, JPO combined his interest with the interests owned by the following persons: Dwayne Bigelow (“DBW”), owner of 420,000 shares of the Common Stock of the Corporation; Andrew Belinsky (“ABY”), owner of 760,000 shares of the Common Stock of the Corporation; Angela Musgrave (“AMV”), owner of 760,000 shares of the Common Stock of the Corporation; Jasago Partners, Inc. (“JASAGO”), owner of 800,000 shares of the Common Stock of the Corporation; and Amazon Energy & Communications, Inc. (“AMAZON”), owner of 1,300,000 shares of the Common Stock of the Corporation for a total of 54,040,000 shares (collectively, the sellers are referred to herein as the “Sellers” and their shares are collectively referred to herein as the “Sellers’ Shares”). Collectively, the Sellers entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with certain buyers (the “Buyers”), described below, and agreed to sell the Sellers’ Shares to the Buyers for $650,000. The Share Purchase Agreement is filed as Exhibit 99.2 to the Form 8-K filed by the Corporation on December 14, 2006.and is incorporated herein by this reference.

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

Resignation and Release of JPO.

Jean-Paul Ouellette executed a Resignation and Release as a partial step in the Change of Control of Registrant described above (the “Resignation and Release”) that effected JPO’s resignation as director, officer and employee of the Corporation effective upon the date that JPO received notice from a majority of Shareholders and released the Corporation from any and all claims JPO has ever had against the Corporation that are related to his employment for or service to the Corporation. JPO received such notice on December 14, 2006. The Resignation and Release is filed as Exhibit 10.3 to the Form 8-K filed by the Corporation on December 14, 2006 and is incorporated herein by this reference.

Immediately after the appointment of Mr. John Kinney as the sole Director of the Corporation by the UWC Setting the Effective Date described above, the Corporation, by Unanimous Written Consent of the Board of Directors, appointed John Kinney as the President and Chief Executive Officer of the Corporation (the “UWC Appointing the CEO”). As of December 14, 2006, Mr. John Kinney executed an Employment Agreement (the “Employment Agreement”) with the Corporation to establish his compensation at 2,000,000 shares of Common Stock of the Corporation in exchange for Mr. Kinney’s services to the Corporation as its President, Chief Executive Officer and Sole Director for up to two years or until the Corporation is merged with an operating company. The UWC Appointing the CEO and the Employment Agreement are filed as an Exhibits 99.4 and 10.4, respectively, to Form 8-K filed by the Corporation on December 14, 2006.and are incorporated herein by this reference.

John Kinney, 47, now serves as the Chairman of the Board of Directors, Chief Executive Officer and President of the Corporation. From 2005 until the present, Mr. Kinney has served on the Board of Directors of Yosemite National Institute, a not-for-profit corporation. In July 2006, Mr. Kinney co-founded Green Life International, an Argentinean bio-fuels company, and currently serves on its Board of Directors. In 2005, Mr. Kinney served as interim Chief Executive Officer of Zoltar Satellite Alarm Systems, Inc. and continues to serve on its Board of Directors. In 1987 Mr. Kinney joined Club Resources, Inc. as its Chief Executive Officer. Club Resources, Inc. is a club management and investment firm based in Tiburon, California. From 1990 until 2003, Mr. Kinney was the founding Chief Executive Officer of Club One, Inc., which owns and operates over 100 athletic clubs. Mr. Kinney remains as the largest common shareholder of Club One, Inc. Mr. Kinney is a firefighter for the Tiburon Volunteer Fire Department. In 1981, Mr. Kinney received his Bachelor's degree in Human Biology, in 1983 a Master of Science in Industrial Engineering, and in 1984 a Masters in Business Administration from Stanford University.

The Corporation’s Status As A Shell Corporation.

As a result of the Assignment and Assumption Agreement described herein, the Corporation now has no business operations nor assets and nominal liabilities. We believe that the Corporation is now a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as SEC Release Number 33-8407. The term "shell company" means a registrant, other than an asset-backed issuer, that has no or nominal operations, and either: (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets;

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

Vision's Global Solutions Inc. principal executive offices are located at 10600 North De Anza Blvd., Suite 250, Cupertino, California 95014; telephone (408) 873-0500. The corporation's duly appointed resident agent in the State of Nevada upon whom process can be served is Corporate Creations Network Inc., 8275 South Eastern Avenue, Suite 200, Las Vegas, Nevada 89123.

THE PRODUCTS

As a shell corporation, Vision Global presently has no products in inventory or in the manufacturing process.

SALES & MARKETING

As a shell corporation, Vision Global presently has no sales or marketing activities.

SOFTWARE DEVELOPMENT

As a shell corporation, Vision Global presently has no software development activities.

TARGET MARKETS

As a shell corporation, Vision Global presently has not identified any target markets for products or services which it may manufacture or provide in the future.

COMPETITION

As a shell corporation, Vision Global presently has no competition because it has no products or services.

MARKETING PLAN

As a shell corporation, Vision Global presently has no marketing activities.

CAPITALIZATION AND INDEBTEDNESS

The Corporation is authorized to issue 200,000,000 shares of common stock, at no par value per share and 5,000,000 shares of Preferred Stock, $0.001 par value share; 63,493,885 shares of Class A common shares are issued and outstanding as of June 10, 2007.

Lines of credits

As of March 31, 2006, Vision Global paid off all of its lines of credits.

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

Limited Operating History

Vision Global has a limited operating history (since inception, December, 2000). As a shell corporation, Vision Global potential business prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies which are shell companies seeking to identify a merger or acquisition candidate. Some of these risks include the ability of Vision Global to identify a suitable merger or acquisition candidate; to build a comprehensive sales structure to support its business once it has acquired an operating company; to provide reliable and cost-effective services to its customers once an operating business is acquired; to respond to technological developments or services offered by competitors once an operating business is acquired; to enter into strategic relationships with industry participants once an operating business is acquired; and to build, maintain and expand distribution channels once an operating business is acquired.

Dependence on and Retention of Key Individuals.

Vision Global's future success will depend to a significant extent on the continued services of senior management and other key personnel, particularly John Kinney. If Vision Global loses Mr. Kinney, it could have a detrimental effect on Vision Global's business, which as a shell corporation now focuses upon the identification of an operating company with which Vision Global could enter into a merger or a acquisition transaction. Vision Global does not maintain a Key Person life insurance policy covering Mr. Kinney. Our success is also dependent on our ability to attract, retain and motivate highly skilled other executive, administrative and technical personnel. There are a limited number of persons who possess the necessary technical skills, understanding, and competition for their services is intense. A failure to recruit or retain personnel could have a material adverse effect on our business, financial condition and results of operations.

Possible Volatility of Stock Price

Many factors could affect the market price of our common shares. Even assuming that the Corporation is successful in merging or acquiring an operating company, factors impacting our success will include: variations in our operating results; variations in industry growth rates; actual or anticipated announcements of technical innovations or new products or product enhancements by us or our competitors; general economic conditions in the market for our products and services; divergence of our operating results from analysts' expectations; and changes in earning estimates by research analysts. In particular, the market prices of the shares of many companies in the technology and emerging growth sectors have experienced wide fluctuations that have often been unrelated to the operating performance of such companies.

Our stock trades on the over-the-counter bulletin board; because the bulletin board does not operate under the same rules and standards as the NASDAQ stock market, our stockholders may have greater difficulty in selling their shares when they want and for the price they want.

The over-the-counter bulletin board is separate and distinct from the NASDAQ stock market. NASDAQ has no business relationship with issuers of securities quoted on the over-the-counter bulletin board. The SEC's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the bulletin board.

Although the NASDAQ stock market has rigorous listing standards to ensure the high quality of its issuers, and can delist issuers for not meeting those standards, the over-the-counter bulletin board has no listing standards. Rather, it is the market maker, who chooses to quote a security on the system, who files the application and is obligated to comply with keeping information about the issuers in its files. The NASD cannot deny an application by a market to quote the stock of a company. The only requirement for inclusion in the bulletin board is that the issuer be current in its reporting requirements with the SEC.

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

We are incorporated in the State of Nevada. Certain provisions of Nevada corporation law could adversely affect the market price of our common stock. Because Nevada corporation law requires board approval of a transaction involving a change in our control, it would be more difficult for someone to acquire control of us. Nevada corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidates nominated by our board of directors. Neither our articles nor out by-laws contain any similar provisions.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company's principal executive offices are located at 10600 North De Anza Blvd., Suite 250, Cupertino, California 95014. Vision Global does not leases office space, but, rather office space is provided to the Corporation by the lessee, Cagan McAfee Capital Partners, LLC, a California limited liability company which is an advisor to the Company.

ITEM 3. LEGAL PROCEEDINGS

Except as expressly provided herein, the Corporation is not a party to any material pending legal proceeding, and to the best of its knowledge, no such proceedings by or against the Corporation have been threatened, except by an attorney in Canada. On or about February 16, 2007, a case was filed against the Corporation in Ontario, Canada by a Canadian attorney, Robert M. Isles (“Isles”), who claims that he rendered legal services to the Corporation. The case is captioned, Robert M. Isles v. Vision Global Solutions, Inc. and Vision Global Solutions, Inc., Case Number 327877103, Ontario Superior Court of Justice (the “Claim”). The basis of the Claim appears to be the alleged existence of an oral contract between Isles and the alleged predecessor corporation of the Corporation, Outer Edge Holdings, Inc. (“OEHI”), by which Isles rendered legal services to the Corporation or its predecessor. The Claim does not specify when Isles purportedly rendered legal services to either OEHI or the Corporation pursuant to the alleged oral contract. In the Claim, Isles seeks alleged past fees rendered of $267,417.55 (Canadian currency), plus interest and costs. We are informed that the agent for service of process of the Corporation in Nevada, Corporate Creations, Inc., may have been served with the Claim during the past 20 days. To date, the Corporation has not responded to or answered the Claim, but we anticipate that the Corporation shall contest the case vigorously. In our estimation, the likelihood of an unfavorable outcome is minimal, as the Claim appears to be time-barred by the limitations, and subject to other credible defenses including laches, estoppel by conduct, and waiver, among others. In addition, it is unclear at this time whether Isles ever rendered legal services to the Corporation, as opposed to an affiliate entity. If, however, Isles were to prevail in his Claim, we estimate that the amount of range of potential loss would be approximately U.S.$150,000.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2007.

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

Although quotations for the Corporation's common stock appear on the OTC Bulletin Board, there is no established trading market for the common stock. Since January 2001, transactions in the common stock can only be described as sporadic. Consequently, the Company is of the opinion that any published prices cannot be attributed to a liquid and active trading market and, therefore, is not indicative of any meaningful market value.

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

The following discussion of the Company's results should be read in conjunction with the information contained in the Consolidated Financial Statements and related Notes thereto. The following discussion provides a comparative analysis of material changes for the year ended March 31, 2007 and 2006, in the financial condition and results of operations of the company. The consolidated financial statements include the accounts of Vision Global Solution Inc. and its subsidiaries A.R.T.I. Vision Inc. and Vision R/4 Corporation.

REVENUES

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had no revenues for the year ended March 31, 2007 and 2006, respectively.

COSTS OF SALES

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had no costs of sales for the year ended March 31, 2007 and 2006, respectively.

TOTAL OPERATING EXPENSES

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had Total Operating Expenses of $400,600 for the year ended March 31, 2007.

NET INCOME (LOSS)

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had nominal accumulated loss of $4,570,190. Net Loss for the year ended March 31, 2007.

ASSETS

CASH

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had no Cash at March 31, 2007.

TOTAL CURRENT ASSETS

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had no total current assets at March 31, 2007.

TOTAL CURRENT LIABILITIES

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had total liabilities of $29,091 at March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company anticipates that its cash requirements will continue to increase as it acquires an operating business, expends substantial resources to build its infrastructure, develop its business plan and establish its sales and marketing operations, customer support and administrative organizations. The Company does not anticipate that its available cash resources and cash generated from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months. Additional funding will become necessary. There can be no assurances that the Company can realize sufficient revenues to satisfy its business plan and further, there can be no assurance that alternative sources of financing can be procured on behalf of the Company.

In addition, Management continues to evaluate various business opportunities for future operations and diversification.

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

Consolidated statements of shareholders' equity

Consolidated statements of cash flows

Notes to consolidated financial statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no changes in or disagreements with its accountants during the March 31, 2007 fiscal year.

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

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
EXECUTIVE OFFICERS AND DIRECTORS

The director and executive officer as of March 31, 2006 is as follows:

NAME	AGE	POSITION

John Kinney	48	Chairman of the Board, President, Chief Executive Officer/ Chief Accounting Officer/Director

The following is information on the business experience of each director and officer.

John Kinney, 478, is the Chairman of the Board of Directors, Chief Executive Officer, President and Chief Accounting Officer of the Corporation. From 2005 until the present, Mr. Kinney has served on the Board of Directors of Yosemite National Institute, a not-for-profit corporation. In July 2006, Mr. Kinney co-founded Green Life International, an Argentinean biofuels company, and currently serves on its Board of Directors. In 2005, Mr. Kinney served as interim Chief Executive Officer of Zoltar Satellite Alarm Systems, Inc. and continues to serve on its Board of Directors. In 1987 Mr. Kinney joined Club Resources, Inc. as its Chief Executive Officer. Club Resources, Inc. is a club management and investment firm based in Tiburon, California. From 1990 until 2003, Mr. Kinney was the founding Chief Executive Officer of Club One, Inc., which owns and operates over 100 athletic clubs. Mr. Kinney remains as the largest common shareholder of Club One, Inc. Mr. Kinney is a firefighter for the Tiburon Volunteer Fire Department. In 1981, Mr. Kinney received his Bachelor's degree in Human Biology, in 1983 a Master of Science in Industrial Engineering, and in 1984 a Masters in Business Administration. All three degrees are from Stanford University.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company directors and executive officers, and persons who own more than ten percent (10%) of the Company's outstanding common stock, file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by the Commission to furnish the Company with copies of all such reports they file. The Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representation, as of March 31, 2007, all of the Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners have been satisfied.

ITEM 10. EXECUTIVE COMPENSATION

During the years ended March 31, 2007, 2006 & 2005, executive compensation was as follows:

SUMMARY COMPENSATION TABLE

The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the three years ended March 31, 2007.

SUMMARY COMPENSATION TABLE
		ANNUAL COMPENSATION			LONG-TERM COMPENSATION
					AWARDS		PAYOUTS
SECURITIES
NAME AND					RESTRICTED	UNDERLYING
PRINCIPAL				OTHER ANNUAL	STOCK	OPTIONS/	LTIP	ALL OTHER
POSITION	YEAR	SALARY	BONUS	COMPENSATION	AWARD(S)	SARS	PAYOUTS	COMPENSATION
		($)	($)	($)	($)	(#)	($)	($)

Jean-Paul Ouellette	2006	65,000	0	0	0	0	0	0
	2005	65,000	0	0	0	0	0	0

SUMMARY COMPENSATION TABLE
		ANNUAL COMPENSATION			LONG-TERM COMPENSATION
					AWARDS		PAYOUTS
SECURITIES
NAME AND					RESTRICTED	UNDERLYING
PRINCIPAL				OTHER ANNUAL	STOCK	OPTIONS/	LTIP	ALL OTHER
POSITION	YEAR	SALARY	BONUS	COMPENSATION	AWARD(S)	SARS	PAYOUTS	COMPENSATION
		($)	($)	($)	($)	(#)	($)	($)

John Kinney	2007	0	0	0	2,000,000 shares	0	0	0
	2006	0	0	0	0	0	0	0

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
NAME	SHARES ACQUIRED ON EXERCISE (#)	VALUE REALIZED ($)	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS/SARS AT FY-END (#) EXERCISABLE/ UNEXERCISABLE	VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS/SARS AT FY-END ($) EXERCISABLE/ UNEXERCISABLE

	0	0	0	0

Option Grants in Fiscal Year : No stock options were granted to executive officers of the Company during the year ended March 31, 2007.

Stock Options Exercised During Fiscal Year: None

No stock options were exercised by executive officers of the Company during the year ended March 31, 2007.

LTIP Awards During Fiscal Year: None

We did not make any long-term incentive plan awards to any executive officers or directors during the year ended March 31, 2007.

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

Directors and Officers (1)	Nature of Beneficial Ownership	Percentage of Shares Number of Shares Beneficially Owned	Beneficially Owned (1)

John Kinney (2) (3)	Direct	2,000,000	3.15%

Navitas Corp. (1)	Direct	8,000,000	12.60%

Bradley Rotter (1)	Direct	8,000,000	12.60%

The Peterson Family Trust dated 8/16/00 (1)	Direct	8,000,000	12.60%

Elizabeth Rose (1)	Direct	4,040,000	6.36%

Michael Todd Buchanan (1)	Direct	4,000,000	6.30%

Gita Iyer (1)	Direct	4,000,000	6.30%

James Wolfenbarger (1)	Direct	4,000,000	6.30%

Eugene Ryeson (1)	Direct	4,000,000	6.30%

Philip Kranenburg (1)	Direct	4,000,000	6.30%

Total Employees and Directors as a group (4)	Direct	2,000,000	3.15%

(1) Applicable percentage of beneficial ownership is based on 63,493,885 shares issued and outstanding as of March 31, 2007. Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after March 31, 2007 are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Vision Global Solutions, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors
Vision Global Solutions, Inc.:

We have audited the accompanying balance sheet of Vision Global Solutions, Inc. (hereinafter referred to as “the Company”) as of March 31, 2007, and the related statements of operations, shareholders’ deficit and cash flows for years ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vision Global Solutions, Inc. as of March 31, 2007, and the results of their operations and their cash flows for the years ended March 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States.

These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $4,570,190 through the period ended March 31, 2007, and the Company has effectively ceased operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

JEWETT, SCHWARTZ WOLFE & ASSOCIATES
Hollywood, Florida
July 12, 2007

2514 HOLLYWOOD BOULEVARD, SUITE 508 ● HOLLYWOOD, FLORIDA 33020 ● TELEPHONE (954) 922-5885 ● FAX (954) 922-5957
MEMBER - AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ● FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA ● REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD OF THE SEC

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

(3) Filed herewith.

B. Reports on Form 8-K

On December 14, 2006, the Company announced on Form 8-K, that the Company had effectuated the Change in Control and had become a shell corporation.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended March 31, 2007

Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports during the fiscal year ending March 31, 2007 was $22,500.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant for services reasonably related to the audit for the fiscal year ending March 31, 2007 was none.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during fiscal year ending March 31, 2007 was none.

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

VISION GLOBAL SOLUTIONS INC.

By	/s/ JOHN KINNEY
JOHN KINNEY Chief Executive Officer
Date: June 27, 2007

VISION GLOBAL SOLUTIONS INC.

By	/s/ JOHN KINNEY
JOHN KINNEY Chief Accounting Officer
Date: June 27, 2007

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

Signatures	Title	Date

By /s/ JOHN KINNEY	Chairman of the Board,	June 27, 2007
JOHN KINNEY	Chief Accounting Officer, President, Director

VISION GLOBAL SOLUTIONS, INC.
Condensed Consolidated Balance Sheet
March 31, 2007
(Audited)

ASSETS
CURRENT ASSETS
Cash	$-
Total Currents Assets	-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Due to related party	$8,208
Account payable	20,883
Total Current Liabilities	29,091

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT

Common stock, Class A, no par value, 200,000,000 shares authorized,	-
instead of unlimited shares.	4,541,099
Blank Check Preferred Stock 4,000,000 shares authorized, 0 issued and outstanding	-
Series A Preferred Stock, 1,000,000 shares authorized, 0 issued and outstanding	-
Accumulated deficit	(4,570,190)
Total Stockholders' Equity	(29,091)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-

See accompanying notes to condensed consolidated financial statements.

VISION GLOBAL SOLUTIONS, INC.
Condensed Consolidated Statements of Operations
(Audited)

	For The Year Ended March 31,
	2007	2006

REVENUE	$-	$-

COSTS AND OPERATING EXPENSES

General and administrative expenses	400,600	1,679,716
Total Operating Expenses	400,600	1,679,716

NET LOSS FROM OPERATIONS	(400,600)	(1,679,716)

Loss from continuing operations	(400,600)	(1,679,716)

DISCONTINUED OPERATIONS, Net of taxes
Discontinued operations	(43,911)	228,723
Gain from discontinued operations	1,417,792	1,044,172

INCOME FROM DISCOUNTINUED OPERATIONS, Net of taxes	1,373,881	1,272,895

NET INCOME (LOSS)	$973,281	$(406,821)

Weighted average number of common shares
outstanding - basic and diluted	62,696,077	62,593,885

Net loss from continued operations per common share - basic and diluted	$(0.01)	$(0.03)

Net income from discontinued operations per common share-basic and diluted	0.03	0.02

Net income per common share-basic and diluted	$0.02	$(0.01)

See accompanying notes to condensed consolidated financial statements.

VISION GLOBAL SOLUTIONS, INC.
Consolitated Statement of Stockholders' Deficiency
Years Ended March 31, 2007 and 2006
(Audited)

	Common Stock
	Shares	No Par Value	Blank Check Preferred	Series A Preferred Stcok	Accumulated Deficit	Comprehensive Loss	Total
Balance, March 31, 2005	62,473,885	$4,431,099	$-	$-	$(5,136,650)	$(162,073)	$(867,624)

Common Stock Issued for Services	220,000	68,200	-	-	-	-	68,200

Net income from discontinued operation	-	-	-	-	1,272,895	-	1,272,895

Net loss	-	-	-	-	(1,679,716)		(1,679,716)

Balance March 31, 2006	62,693,885	4,499,299	-	-	(5,543,471)	(162,073)	(1,206,245)

Common Stock Issued for Services	800,000	41,800	-	-	-	-	41,800

Net income from discontinued operation	-	-	-	-	1,373,881	-	1,373,881

Reverse comprehensive loss due to the effect of discontinued operation	-	-	-	-	-	162,073	162,073

Net loss	-	-	-	-	(400,600)	-	(400,600)

Balance March 31, 2007	63,493,885	$4,541,099	$-	$-	$(4,570,190)	-	$(29,091)

See accompanying notes to condensed financial statements.

VISION GLOBAL SOLUTIONS, INC.
Condensed Consolidated Statements of Cash Flows
(Audited)

	For The Year Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(400,600)	$(1,679,716)
Net gain from discontinued operations	1,373,881	1,272,895
Net gain(loss)	973,281	(406,821)
Adjustments to reconcile net gain to net cash used in
Operating activities:
Common Stock issued for services	41,800	-
Changes in operating assets and liabilities:
Accounts payable	20,883	-
Discontinued Operations, net	15,342	1,352,515
Net Cash Provided by Operating Activities	1,051,306	945,694

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related party	8,208	-
Discontinued Operations, net	(1,079,305)	(1,084,154)
Net Cash Used in Financing Activities	(1,071,097)	(1,084,154)

EXCHANGE RATE LOSS	-	-

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,791)	(138,460)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,791	158,251

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	19,791

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$-	$-
Income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

VISION GLOBAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A.R.T.I. Vision, Inc. was incorporated in Quebec on December 5, 1994. Vision/R4 Canada, Inc. was incorporated in Quebec on November 21, 1996. It was renamed Vision/R4 Corporation on February 15, 1999. Vision Ontario, Inc. was incorporated in Quebec, Canada on October 10, 2000. All three entities were under common control and merged in 2000. On December 20, 2000, the consolidated entity merged with an inactive Quebec entity named Outer Edge Holdings, Inc. and the combined entity was renamed as Vision Global Solutions, Inc. (the "Company").

Vision Global markets, under the name Apogee, an integrated accounting and management software that allows companies to apply an activity-based management solution with a common sense systematic method of planning, controlling and improving labor and overhead expenses to their business-management models. Vision Global holds a license from the third-party software developer. The license requires Vision Global to purchase the software and has a minimum purchase requirement of 150 copies per month.

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

Going Concern. These financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently a shell corporation and has no current business activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects On the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

The Company’s continued existence is dependent upon its ability to successfully merge with another company. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of liabilities that may result from the outcome of this uncertainty.

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

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, income tax payable and related party payable approximate fair value due to their short maturities.

Recent Accounting Pronouncements.

In February 2006, the Financial Accounting Standards Board (“ FASB”) issued Statement of Financial Accounting Standard (“ SFAS”) No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 2 DISCONTINUED OPERATIONS

On November 13, 2006, Jean-Paul Ouellette(“JPO”) and the Company entered into a Bill of Sale and Assignment and Assumption Agreement (the “Assignment and Assumption Agreement”) whereby JPO assumed all of the assets and liabilities of the Corporation. The assets assumed by JPO included all of the shares of Vision R/4 Corporation, a private (Canadian) federal corporation (“Vision R/4”), and A.R.T.I. Vision Inc., a private (Canadian) federal corporation (“A.R.T.I.”) (Collectively, the “Assets”), both wholly-owned subsidiaries of the Corporation. The liabilities assumed by JPO include, but are not limited to, all of the liabilities of Vision R/4 and A.R.T.I. (the “Liabilities”). The Assets were valued at less than the Liabilities.

As of November 13, 2006, the Company had discontinued all operations in all of its subsidiaries. Accordingly, all prior year amounts have been reclassified to conform to this presentation.

	2007	2006
Cash	$14,547	$19,791
Accounts Receivable	$152,891	$275,569
Fixed Assets	$12,966	$27,213
Total Assets	$180,404	$322,573
Liabilities and Notes Payable	$1,598,196	$1,366,745

Gain on Disposal	$1,417,792	$1,044,172
Gain / (Loss) from Discontinued Operations	(43,911)	228,723
Net Gain from Discontinued Operations	$1,373,881	$1,272,895

Discontinued operations for the year ended March 31, 2007 and 2006 are as follows:

	For the Year Ended March 31,
	2007	2006
Sales	$992,343	$1,308,562
Cost of goods sold	(211,621)	(525,552)
Operating expenses	(824,633)	(554,287)
Discontinued Operations	(43,911)	228,723

NOTE 3 - ACCRUED EXPENSES

Accrued expenses consist of professional fees of $20,883.

NOTE 4 - DUE TO RELATED PARTY

During the year ended March 31, 2007 a related party advanced the Company a total of $8,208. The amounts are payable upon demand and are non-interest bearing.

NOTE 5 - INCOME TAXES

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. There are no deferred taxes as of March 31, 2007.

There was no income tax expense for the years ended March 31, 2007 and 2006.

The Company’s tax expense (benefit) differs from the “expected” tax expense (benefit) for the years ended March 31, 2007 and 2006 (computed by applying the Canadian Corporate tax rate of 38% to loss before taxes)), as follows:

	2007	2006

Computed "expected" tax expense (benefit)	$(369,847)	$(154,592)

Benefit of operating loss carryforwards	--	--

Valuation allowance	369,847	154,592
	$--	$--

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at March 31, 2007 are as follows:

Deferred tax assets:	2007

Current deferred tax assets	$2,106,519

Net operating loss carryforwards	(369,847)

Total gross deferred tax assets	1,736,672

Less valuation allowance	(1,736,672)

Net deferred tax assets	$--

The Company has a net operating loss carry forwards of approximately $4,570,190 available to offset future taxable income through 2020.

NOTE 6 - EQUITY

During the year ended March 31, 2006 the Company issued a total of 220,000 shares of common stock value at $68,200 for professional services.

During the year ended March 31, 2007 the Company issued a total of 800,000 shares of common stock value at $41,800 for professional services.

NOTE 7- LITIGATION

On or about February 16, 2007, a case was filed against the company in Ontario, Canada by Canadian Attorney, Robert M Isles (“Isles”), who claims that he rendered legal services to the Company. The case is captioned, Robert M. Isles v. Vision Global Solutions, Inc., Case Number 327877103, Ontario Superior Court of Justice (the “Claim”).

The basis of the Claim appears to be the alleged existence of an oral contract between Isles and the alleged predecessor corporation of the Company, Outer Edge Holdings, Inc. (“OEHI”), by which Isles rendered legal services to the Company or its predecessor. The Claim does not specify when Isles purportedly rendered legal services to either OEHI or the Company pursuant to the alleged oral contract.

The management estimated that the likelihood of an unfavorable outcome is minimal, as the Claim appears to be time-barred by the applicable statute of limitations, and subject to other credible defenses including laches, estoppel by conduct, and waiver, among others. In addition, it is unclear at this time whether Isles ever rendered legal services to the Company, as opposed to an affiliate entity.