Form 10QSB
period 2007-06-30
VISION GLOBAL SOLUTIONS INC
filed 2007-08-10
CIK 1135657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-QSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2007
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

As of June 30, 2007, there were 63,493,885 shares of the registrant's common stock, $0.001, issued and outstanding.

VISION GLOBAL SOLUTIONS INC.

INDEX

		Page
Part I. Financial Information

Item 1.	Condensed Consolidated Financial Statements and Notes to Condensed
	Consolidated Financial Statements

	(a) Condensed Consolidated Balance Sheet as of June 30, 2007	3

	(b) Consolidated Statements of Operations for the Three Months Ended
	June 30, 2007 and 2006 (unaudited)	5

	(c) Consolidated Statements of Cash Flows for the Three Months Ended
	June 30, 2007 and 2006 (unaudited)	6

	(d) Notes to Condensed Consolidated Financial Statements	7

Item 2.	Plan of Operations	10

Item 3.	Controls and Procedures	13

Part	II. Other Information

Item 1.	Legal Proceedings	[14]
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	[14]
Item 3.	Defaults Upon Senior Securities	[14]
Item 4.	Submission of Matters to a Vote of Security Holders	[14]
Item 5	Other Information	[14]
Item 6.	Exhibits	[14]

	Signature	15

VISION GLOBAL SOLUTIONS, INC.
Condensed Consolidated Balance Sheet
June 30, 2007
(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$-
Total Currents Assets	-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Due to related party	$19,825
Account payable	20,883
Total Current Liabilities	40,708

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT

Common stock, Class A, no par value, unlimted shares authorized	-
63,493,885 shares issued and outstanding	4,541,099
Blank Check Preferred Stock 4,000,000 shares authorized, 0 issued and outstanding	-
Series A Preferred Stock, 1,000,000 shares authorized 0 issued and outstanding	-
Accumulated deficit	(4,581,807)
Total Stockholders' Equity	(40,708)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-

See accompanying notes to condensed consolidated financial statements.

VISION GLOBAL SOLUTIONS, INC.
Condensed Consolidated Statement of Operations
(Unaudited)

	For The Three Months Ended June 30,
	2007	2006

REVENUE	$-	$-

COSTS AND OPERATING EXPENSES

General and administrative expenses	11,617	87,354
Total Operating Expesnes	11,617	87,354

NET LOSS FROM OPERATIONS	(11,617)	(87,354)

Loss from continuing operations	(11,617)	(87,354)

DISCONTINUED OPERATIONS, Net of taxes
Gain from discontinued operations	-	1,392,466

NET INCOME FROM DISCOUNTINUED OPERATIONS, Net of taxes	-	1,392,466

NET INCOME (LOSS)	$(11,617)	$1,305,112

Net loss per common share - basic and diluted
Loss from continued operations	$(0.00)	$(0.00)

Income from discontinued operations	-	0.02
	$(0.00)	$0.02

Weighted average number of common shares
outstanding - basic and diluted	63,493,885	62,473,885

See accompanying notes to condensed consolidated financial statements.

VISION GLOBAL SOLUTIONS, INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	For The Thee Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(11,617)	$(87,354)
Net gain from discontinued operations	-	1,392,466
Net gain (loss)	(11,617)	1,305,112
Adjustments to reconcile net gain ( loss) to net cash used in operation
Changes in operating assets and liabilities
Discontinued Operations, net	-	(360,820)
Net Cash Provided by (Used in) Operating Activities	(11,617)	944,292

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related party	11,617	-
Discontinued Operations, net	-	(1,102,543)
Net Cash Used in Financing Activities	11,617	(1,102,543)

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(158,251)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	158,251

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$-	$-
Income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

VISION GLOBAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited interim financial statements of Vision Global Solution, Inc. ("Vision Global") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Vision Global's Annual Report filed with the SEC on 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal  year ended March 31, 2007 as reported in the 10-KSB have been omitted.

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

The Company's continued existence is dependent upon its ability to successfully merge with another company. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of liabilities that may result from the outcome of this uncertainty.

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

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

June 30, 2006
Cash	$64,768
Accounts Receivable	490,209
Fixed Assets	20,637
Total Assets	575,614
Liabilities and Notes Payable	1,599,095

Gain on Disposal	1,023,481
Gain / (Loss) from Discontinued Operations	368,985
Net Gain from Discontinued Operations	$1,392,466

Discontinued operations for the three months ended June 30, 2006 are as follows:

June 30, 2006
Sales	$773,106
Cost of goods sold	(100,015)
Operating expenses	(304,106)
Discontinued Operations	368,985

NOTE 3 - ACCRUED EXPENSES

Accrued expenses consist of professional fees of $20,883.

NOTE 4 - DUE TO RELATED PARTY

As of June 30, 2007 a related party advanced the Company a total of $19,825. The amounts are payable upon demand and are non-interest bearing.

NOTE 5- LITIGATION

On or about February 16, 2007, a case was filed against the company in Ontario, Canada by Canadian Attorney, Robert M Isles (“Isles”), who claims that he rendered legal services to the Company. The case is captioned, Robert M. Isles v. Vision Global Solutions, Inc. , Case Number 327877103, Ontario Superior Court of Justice (the “Claim”).

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

NOTE 6 - SUBSEQUENT EVENTS

On July 31, 2007 a related party loaned the Company $10,100 pursuant to a promissory note. The note is payable upon demand and accrues interest at a rate of 5% per annum.

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

The Corporation’s Status As A Shell Corporation and Plan of Operations.

As a result of the Assignment and Assumption Agreement described herein, the Corporation now has no business operations and no assets. We believe that the Corporation is now a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as SEC Release Number 33-8407. The term "shell company" means a registrant, other than an asset-backed issuer, that has no or nominal operations, and either: (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets;

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

(b) Changes in Internal Control over Financial Reporting..

During the Quarter ended June 30, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 9, 2007