Form 10QSB
period 2007-09-30
VISION GLOBAL SOLUTIONS INC
filed 2007-11-14
CIK 1135657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-QSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2007
Commission file number: 000-31104

VISION GLOBAL SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	1040	20-8203420
(State of Incorporation)	(Primary Standard Classification Code)	(IRS Employer ID No.)

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

As of September 30, 2007, there were 63,493,885 shares of the registrant's common stock, $0.001, issued and outstanding.

VISION GLOBAL SOLUTIONS INC.

INDEX

		Page
Part I. Financial Information

Item 1.	Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements

	(a) Condensed Consolidated Balance Sheet as of September 30, 2007	3

	(b) Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2007 and 2006 (unaudited)	4

	(c) Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2007 and 2006 (unaudited)	5

	(d) Notes to Condensed Consolidated Financial Statements	6

Item 2.	Plan of Operations	9

Item 3.	Controls and Procedures	12

Part	II. Other Information

Item 1.	Legal Proceedings	[13]
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	[13]
Item 3.	Defaults Upon Senior Securities	[13]
Item 4.	Submission of Matters to a Vote of Security Holders	[13]
Item 5	Other Information	[13]
Item 6.	Exhibits	[13]

	Signature	14

VISION GLOBAL SOLUTIONS, INC.
Condensed Consolidated Balance Sheet
September 30, 2007
(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$58
Total Currents Assets	58

TOTAL ASSETS	$58

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Due to related party	$50,343
Accrued interest	654
Account payable	20,833
Total Current Liabilities	71,830

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT

Common stock, Class A, no par value, unlimted shares authorized	-
63,493,885 shares issued and outstanding	4,541,099
Blank Check Preferred Stock 4,000,000 shares authorized, 0 issued and outstanding	-
Series A Preferred Stock, 1,000,000 shares authorized 0 issued and outstanding	-
Accumulated deficit	(4,612,871)
Total Stockholders' Equity	(71,772)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58

See accompanying notes to condensed consolidated financial statements.

VISION GLOBAL SOLUTIONS, INC.
Condensed Consolidated Statement of Operations
(Unaudited)

	For The Three Months Ended September 30,		For The Six Months Ended Septmeber 30,
	2007	2006	2007	2006

REVENUE	$-	$-	$-	$-

COSTS AND OPERATING EXPENSES

General and administrative expenses	31,114	242,355	42,078	329,709
Total Operating Expesnes	31,114	242,355	42,078	329,709

NET LOSS FROM OPERATIONS	(31,114)	(242,355)	(42,078)	(329,709)

OTHER EXPENSES
Interest expense	(554)		(654)

Loss from continuing operations	(31,114)	(242,355)	(42,732)	(329,709)

DISCONTINUED OPERATIONS, Net of taxes
Gain from discontinued operations	-	1,044,896	-	1,374,081

NET INCOME FROM DISCOUNTINUED OPERATIONS, Net of taxes	-	1,044,896	-	1,374,081

NET INCOME / (LOSS)	$(31,768)	$802,541	$(42,732)	$1,044,372

Net loss per common share - basic and diluted
Loss from continued operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Income from discontinued operations	-	0.02	-	0.02
	$(0.00)	$0.01	$(0.00)	$0.01

Weighted average number of common shares outstanding - basic and diluted	63,493,885	62,473,885	63,493,885	62,473,885

See accompanying notes to condensed consolidated financial statements.

VISION GLOBAL SOLUTIONS, INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	For The Six Months Ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(42,732)	$(329,709)
Net gain from discontinued operations	-	1,374,081
Net Loss	(42,732)	1,044,372
Adjustments to reconcile net loss to net cash used in
Changes in operating assets and liabilities	-
Discontinued Operations, net
Increase in accrued interest	654	(1,131,179)
Net Cash Provided by Operating Activities	(42,732)	(86,807)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related party	42,790
Discontinued Operations, net		(56,897)
Net Cash Used in Financing Activities	42,790	(56,897)

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	58	(143,704)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	158,251

CASH AND CASH EQUIVALENTS, END OF PERIOD	$58	14,547

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$-	$-
Income taxes	$-	$-

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

	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006
Cash	$14,547	$14,547
Accounts Receivable	152,891	152,891
Fixed Assets	12,966	12,966
Total Assets	180,404	180,404
Liabilities and Notes Payable	1,598,196	1,598,196

Gain on Disposal	$1,417,792	$1,417,792
Gain / (Loss) from Discontinued Operations	(372,896)	(43,911)
Net Gain from Discontinued Operations	$1,044,896	$1,374,081

Discontinued operations for the thee and six months ended September 30, 2006 are as follows:

	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006
Sales	$259,237	$992,343
Cost of goods sold	(111,606)	(211,621)
Operating expenses	(520,527)	(824,633)
Discontinued Operations	(372,896)	(43,911)

NOTE 3 - ACCRUED EXPENSES

Accrued expenses consist of professional fees of $20,883.

NOTE 4 - DUE TO RELATED PARTY

As of September 30, 2007 a related party advanced the Company a total of $50,343. The amounts are payable upon demand and bear interest at a rate of 5% per annum. At September 30, 2007 the Company owed $654 of accrued interest.

NOTE 5- LITIGATION

Except as expressly provided herein, the Corporation is not a party to any material pending legal proceeding, and to the best of its knowledge, no such proceedings by or against the Corporation have been threatened, except by an attorney in Canada. On or about February 16, 2007, a case was filed against the Corporation in Ontario, Canada by a Canadian attorney, Robert M. Isles (“Isles”), who claims that he rendered legal services to the Corporation. The case is captioned, Robert M. Isles v. Vision Global Solutions, Inc. and Vision Global Solutions, Inc., Case Number 327877103, Ontario Superior Court of Justice (the “Claim”). The basis of the Claim appears to be the alleged existence of an oral contract between Isles and the alleged predecessor corporation of the Corporation, Outer Edge Holdings, Inc. (“OEHI”), by which Isles rendered legal services to the Corporation or its predecessor. The Claim does not specify when Isles purportedly rendered legal services to either OEHI or the Corporation pursuant to the alleged oral contract. In the Claim, Isles seeks alleged past fees rendered of $267,417.55 (Canadian currency), plus interest and costs. We are informed that the agent for service of process of the Corporation in Nevada, Corporate Creations, Inc., may have been served with the Claim. To date, the Corporation has not responded to or answered the Claim. In an effort to extinguish this contingent liability, this month the Corporation entered into a prospective settlement with Isles which the Corporation anticipates shall be memorialized and implemented during the next ten calendar days. Under the terms of the proposed settlement, the Corporation shall pay Isles U.S.$30,000 and issue him 2 million common shares subject to conventional holding periods under Rule 144. In exchange, Isles shall concurrently enter into a mutual release with the Company by which Isles shall agree to dismiss the Claim with prejudice and assume all of his costs incurred in filing the Claim.

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

(b) Changes in Internal Control over Financial Reporting..

During the Quarter ended September 30, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as expressly provided herein, the Corporation is not a party to any material pending legal proceeding, and to the best of its knowledge, no such proceedings by or against the Corporation have been threatened, except by an attorney in Canada. On or about February 16, 2007, a case was filed against the Corporation in Ontario, Canada by a Canadian attorney, Robert M. Isles (“Isles”), who claims that he rendered legal services to the Corporation. The case is captioned, Robert M. Isles v. Vision Global Solutions, Inc. and Vision Global Solutions, Inc., Case Number 327877103, Ontario Superior Court of Justice (the “Claim”). The basis of the Claim appears to be the alleged existence of an oral contract between Isles and the alleged predecessor corporation of the Corporation, Outer Edge Holdings, Inc. (“OEHI”), by which Isles rendered legal services to the Corporation or its predecessor. The Claim does not specify when Isles purportedly rendered legal services to either OEHI or the Corporation pursuant to the alleged oral contract. In the Claim, Isles seeks alleged past fees rendered of $267,417.55 (Canadian currency), plus interest and costs. We are informed that the agent for service of process of the Corporation in Nevada, Corporate Creations, Inc., may have been served with the Claim. To date, the Corporation has not responded to or answered the Claim. In an effort to extinguish this contingent liability, this month the Corporation entered into a prospective settlement with Isles which the Corporation anticipates shall be memorialized and implemented during the next ten calendar days. Under the terms of the proposed settlement, the Corporation shall pay Isles U.S.$30,000 and issue him 2 million common shares subject to conventional holding periods under Rule 144. In exchange, Isles shall concurrently enter into a mutual release with the Company by which Isles shall agree to dismiss the Claim with prejudice and assume all of his costs incurred in filing the Claim.

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
JOHN KINNEY Chief Executive Officer and Principal Accounting Officer Date: November 8, 2007