Form 10QSB
period 2007-12-31
VISION GLOBAL SOLUTIONS INC
filed 2008-02-13
CIK 1135657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-QSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended December 31, 2007
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

As of December 31, 2007, there were 65,493,885 shares of the registrant's common stock, $0.001, issued and outstanding.

VISION GLOBAL SOLUTIONS INC.

VISION GLOBAL SOLUTIONS, INC.
Condensed Consolidated Balance Sheet
December 31, 2007
(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$58
Total Currents Assets	58

TOTAL ASSETS	$58

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Due to related party	$81,106
Accrued interest	1,888
Account payable	29,984
Total Current Liabilities	112,978

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT

Common stock, Class A, no par value, unlimted shares authorized	-
65,493,885 shares issued and outstanding	4,581,099
Blank Check Preferred Stock 4,000,000 shares authorized, 0 issued and outstanding	-
Series A Preferred Stock, 1,000,000 shares authorized 0 issued and outstanding	-
Accumulated deficit	(4,694,019)
Total Stockholders' Deficiency	(112,920)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$58

See accompanying notes to condensed consolidated financial statements.

VISION GLOBAL SOLUTIONS, INC.
Condensed Consolidated Statement of Operations
(Unaudited)

	For The Three Months Ended December 31,		For The Nine Months Ended December 31,
	2007	2006	2007	2006

REVENUE	$-	$-	$-	$-

COSTS AND OPERATING EXPENSES
General and administrative expenses	11,147	20,625	53,879	350,334
Settlement of litigation	70,000	-	70,000	-
Total Operating Expesnes	81,147	20,625	123,879	350,334

NET LOSS FROM OPERATIONS	(81,147)	(20,625)	(123,879)	(350,334)

Loss from continuing operations	(81,147)	(20,625)	(123,879)	(350,334)

DISCONTINUED OPERATIONS, Net of taxes
Gain from discontinued operations	-	1,644,917	-	1,644,917

NET INCOME FROM DISCOUNTINUED OPERATIONS, Net of taxes	-	1,644,917	-	1,644,917

NET INCOME / (LOSS)	$(81,147)	$1,624,292	$(123,879)	$1,294,583

Net loss per common share - basic and diluted
Loss from continued operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Income from discontinued operations	-	0.03	-	0.03
	$(0.00)	$0.03	$(0.00)	$0.02

Weighted average number of common shares
outstanding - basic and diluted	64,671,653	62,693,885	64,082,774	62,693,885

VISION GLOBAL SOLUTIONS, INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	For The Nine Months Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(123,879)	$(350,334)
Net gain from discontinued operations	-	1,644,917
Net Loss	(123,879)	1,294,583
Adjustments to reconcile net loss to net cash used in
Changes in operating assets and liabilities
Common stock issued for services		299,110
Common stock issued for litigation	40,000
Increase in accounts payable	9,151	20,000
Increase in accrued interest	1,888
Discontinued Operations, net	-	(601,317)
Net Cash Provided by Operating Activities	(72,840)	1,012,376

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related party	72,898
Discontinued Operations, net		(1,171,998)
Net Cash Used in Financing Activities	72,898	(1,171,998)

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	58	(159,622)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	159,622

CASH AND CASH EQUIVALENTS, END OF PERIOD	$58	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$-	$-
Income taxes	$-	$-

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

Cash	$14,547
Accounts Receivable	154,472
Fixed Assets	12,966
Total Assets	181,985
Liabilities and Notes Payable	$(1,870,813)

Gain on Disposal	$1,688,828
Gain / (Loss) from Discontinued Operations	(43,911)
Net Gain from Discontinued Operations	$1,644,917

Discontinued operations for the three and nine months ended December 31, 2007 are as follows:

Sales	$992,343
Cost of goods sold	(211,621)
Operating expenses	(736,811)
Discontinued Operations	(43,911)

NOTE 3 - ACCRUED EXPENSES

Accrued expenses consist of professional fees of $24,723.

NOTE 4 - DUE TO RELATED PARTY

As of December 31, 2007 a related party advanced the Company a total of $81,106. The amounts are payable upon demand and are bear interest at a rate of 10% per annum.

NOTE 5- EQUITY

In November 2007 the Company settled litigation with a third party for legal fees. The Company paid the third party $30,000 cash and issued 200,000 shares of common stock valued at $40,000.

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

(b) Changes in Internal Control over Financial Reporting..

During the Quarter ended December 31, 2006, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as expressly provided herein, the Corporation is not a party to any material pending legal proceeding, and to the best of its knowledge, no such proceedings by or against the Corporation have been threatened. Recently, in December 2007, the Corporation settled certain litigation. On or about February 16, 2007, a case was filed against the Corporation in Ontario, Canada by a Canadian attorney, Robert M. Isles (“Isles”), who claimed that he previously had rendered legal services to the Corporation. The case was captioned, Robert M. Isles v. Vision Global Solutions, Inc. and Vision Global Solutions, Inc., Case Number 327877103, Ontario Superior Court of Justice (the “Claim”). On November 8, 2007, the Corporation entered into a settlement with Isles by which the Corporation agreed to pay Isles U.S.$30,000 and issue him 2 million common shares subject to conventional holding periods under Rule 144. In exchange, Isles concurrently executed a release in favor of the Corporation by which Isles dismissed the Claim with prejudice and assumed all of his costs incurred in filing the Claim. The terms of settlement have been fully performed. The Claim has therefore been released and the case was dismissed with prejudice in December 2007.

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

Date: February 13, 2008