Form 10KSB
period 2008-03-31
VISION GLOBAL SOLUTIONS INC
filed 2008-06-30
CIK 1135657

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended March 31, 2008
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

State issuer’s revenues for its most recent fiscal year: $0.

State the aggregate market value of the voting stock held by non-affiliates of the registrant on June 27, 2008, computed by reference to the price at which the stock was sold on that date: $793,827.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

65,493,885 shares of Common Stock, no par value, as of June 27, 2008

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

None

VISION GLOBAL SOLUTIONS INC.
Report on Form 10KSB
For the Fiscal Year Ended March 31, 2008

PART I

This Annual Report on Form 10-KSB contains forward-looking statements regarding our business, financial condition, results of operations and prospects that are based on our current expectations, estimates and projections. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the registrant. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and are inherently subject to risks and uncertainties that are difficult to predict. As a result, actual outcomes and results may differ materially from the outcomes and results discussed in or anticipated by the forward-looking statements. All such statements are therefore qualified in their entirety by reference to the factors specifically addressed in the section entitled “Risk Factors” as well as those discussed elsewhere in this Annual Report on Form 10-KSB. We operate in a very competitive and rapidly changing environment. New risks can arise and it is not possible for management to predict all such risks, nor can it assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements speak only as of the date of this Annual Report on Form 10-KSB. We undertake no obligation to revise or update publicly any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB, other than as required by law.

Item 1. Description of Business.

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

In November 2003, we changed our incorporation domicile from Ontario Canada to Nevada. Vision Global Solutions Inc., a Nevada corporation (the “Company”, “Vision Global” or “VIGS”), was formed on November 20, 2003 and the formal transition occurred subsequent to the March 31, 2004 year end.

Termination of the Corporation’s Proposed Merger and Reorganization With Vesmark, Inc.

On October 12, 2006, the Company entered into an Agreement to Terminate Agreement and Plan of Merger and Reorganization by and among Vesmark, Inc., a Pennsylvania corporation, and certain shareholders of Vesmark, Inc. (the “Rescission Agreement”). As of December 14, 2006, the Company terminated the Agreement and Plan of Merger and Reorganization by and among Vesmark Inc., a Pennsylvania corporation (“Vesmark”), Vision Acquisition Corp. (“Merger Sub”) and the Company which was entered into by and among the parties on September 15, 2005 (the “Merger Agreement”). On September 15, 2005, the Company filed a Form 8-K with the United States Securities and Exchange Commission (the “SEC”) describing the merger contemplated by the Merger Agreement. By resolution of the Company, the effective date of the Rescission Agreement is December 14, 2006.

Pursuant to Section 8.1.1 of the Merger Agreement, the Merger Agreement could be terminated and the merger abandoned at any time prior to the effective date by written agreement, duly authorized by the boards of directors of the Company, Merger Sub and Vesmark. The effective date of the Merger Agreement was defined in the Merger Agreement as “… upon fulfillment of all conditions precedent to the merger and the filing of the Certificate of Merger contemplated by the General Corporation Law of the State of Pennsylvania”. Several conditions of closing of the merger did not occur and, therefore, the effective date of the merger contemplated in the Merger Agreement also did not occur. No assets of Vesmark were ever transferred to the Company and no merger was effected between the parties.

Pursuant to Article 1.3.2, Article 1.4 and Article 1.5 of the Merger Agreement, the Company issued and delivered to certain shareholders certain shares of Common Stock, Preferred Stock and Warrants of the Company (collectively, the “Stock Consideration”). Because the merger did not occur, the Stock Consideration should not have been issued and delivered. Accordingly, all Stock Consideration has been returned to the Company for cancellation, with the sole exception of 800,000 shares of Common Stock owned by Raymond P. Sobieralski.

Pursuant to the terms of the Merger Agreement, a Secured Promissory Note was issued on April 7, 2005 wherein the Company was to pay to Vesmark the principal amount of $15,000 (the “Note”). Vesmark has agreed to accept and the Company has agreed to pay $24,200 in full satisfaction of all principal, interest, and legal fees due under the Note.

Changes in Control of the Company

As of December 14, 2006, the Company effected a change in control described more particularly in the Form 8-K filed by the Company on December 14, 2006. Previously, the Company had issued a total of 67,713,885 shares of Common Stock and had authorized 200,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock. The Company’s former President, Jean-Paul Ouellette (“JPO”), owned 50,000,000 shares of the issued and outstanding Company’s Common Stock.

On November 12, 2006, the Company approved by Unanimous Written Consent of the Directors of the Company (the “UWC Terminating the Merger”) the following actions of the Company: (i) divestiture of all of the Assets and Liabilities from the Company to JPO according the terms of the Assignment and Assumption Agreement; (ii) transfer of all of the outstanding shares of Common Stock of Vision Ontario, Inc. and its holdings (which include Vision R/4 and A.R.T.I.) to JPO; and (iii) approval of the form of agreement to terminate the plan of merger and reorganization with Vesmark. The UWC Terminating the Merger is filed as Exhibit 99.1 to the Form 8-K filed by the Company on December 14, 2006 and is incorporated herein by this reference.

On November 13, 2006, the JPO and the Company entered into a Bill of Sale and Assignment and Assumption Agreement (the “Assignment and Assumption Agreement”) whereby JPO assumed all of the assets and liabilities of the Company. The assets assumed by JPO included all of the shares of Vision R/4 Company, a private (Canadian) federal corporation (“Vision R/4”), and A.R.T.I. Vision Inc., a private (Canadian) federal corporation (“A.R.T.I.”) (collectively, the “Assets”), both wholly-owned subsidiaries of the Company. The liabilities assumed by JPO include, but are not limited to, all of the liabilities of Vision R/4 and A.R.T.I. (the “Liabilities”). The Assets were valued at less than the Liabilities. The Assignment and Assumption Agreement is filed as Exhibit 10.2 to the Form 8-K filed by the Company on December 14, 2006.and is incorporated herein by this reference.

On November 14, 2006, JPO combined his interest with the interests owned by the following persons: Dwayne Bigelow (“DBW”), owner of 420,000 shares of the Common Stock of the Company; Andrew Belinsky (“ABY”), owner of 760,000 shares of the Common Stock of the Company; Angela Musgrave (“AMV”), owner of 760,000 shares of the Common Stock of the Company; Jasago Partners, Inc. (“JASAGO”), owner of 800,000 shares of the Common Stock of the Company; and Amazon Energy & Communications, Inc. (“AMAZON”), owner of 1,300,000 shares of the Common Stock of the Company for a total of 54,040,000 shares (collectively, the sellers are referred to herein as the “Sellers” and their shares are collectively referred to herein as the “Sellers’ Shares”). Collectively, the Sellers entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with certain buyers (the “Buyers”), described below, and agreed to sell the Sellers’ Shares to the Buyers for $650,000. The Share Purchase Agreement is filed as Exhibit 99.2 to the Form 8-K filed by the Company on December 14, 2006.and is incorporated herein by this reference.

On December 14, 2006, by Unanimous Written Consent (the “UWC Setting the Effective Date”) the Company established the effective date of the change of control of the Company as December 14, 2006 (the “Effective Date”). In the UWC Setting the Effective Date, the Company also accepted the resignation of JPO as the sole director of the Company and appointed Mr. John Kinney as the new sole director of the Company. The UWC Setting the Effective Date is filed as Exhibit 99.3 to the Form 8-K filed by the Company on December 14, 2006. and is incorporated herein by this reference.

The foregoing descriptions of the UWC Terminating the Merger, the Assignment and Assumption Agreement, the Share Purchase Agreement, and the UWC Setting the Effective Date are only summaries and are qualified in their entirety by reference to the copies of the agreements filed as Exhibits 99.1, 10.2, 99.2, 99.3 to the Form 8-K filed by the Company on December 14, 2006.

Changes In Management.

Jean-Paul Ouellette executed a Resignation and Release as a partial step in the Change of Control of Registrant described above (the “Resignation and Release”) that effected JPO’s resignation as director, officer and employee of the Company effective upon the date that JPO received notice from a majority of Shareholders and released the Company from any and all claims JPO has ever had against the Company that are related to his employment for or service to the Company. JPO received such notice on December 14, 2006. The foregoing descriptions of the Resignation and Release, the UWC Appointing the CEO and the Employment Agreement are only summaries and are qualified in their entirety by reference to the copies of the agreements filed as Exhibits 10.3, 99.4 and 10.4 attached to the Form 8-K filed by the Company on December 14, 2006.

Immediately after the appointment of Mr. John Kinney as the sole Director of the Company by the UWC Setting the Effective Date described above, the Company, by Unanimous Written Consent of the Board of Directors, appointed John Kinney as the President and Chief Executive Officer of the Company (the “UWC Appointing the CEO”). As of December 14, 2006, Mr. John Kinney executed an Employment Agreement (the “Employment Agreement”) with the Company to establish his compensation at 25,000 shares of Common Stock of the Company in exchange for Mr. Kinney’s services to the Company as its President, Chief Executive Officer and Sole Director for up to two years or until the Company is merged with an operating company. The UWC Appointing the CEO and the Employment Agreement are filed as an Exhibits 99.4 and 10.4, respectively, to Form 8-K filed by the Company on December 14, 2006.and are incorporated herein by this reference.

The Company’s Status As A Shell Corporation.

As a result of the Assignment and Assumption Agreement described herein, the Company now has no business operations and no assets or liabilities. We believe that the Company is now a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as SEC Release Number 33-8407. The term “shell company” means a registrant, other than an asset-backed issuer, that has no or nominal operations, and either: (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets;

As a shell corporation, the Company has sought out and pursued a business combination transaction with an existing private business enterprise that might have a desire to take advantage of the Company’s status as a public corporation. At this time, in the event that the Merger (defined below) does not close, management does not intend to target any particular industry but, rather, intends to judge any opportunity on its individual merits. Any such transaction will likely have a dilutive effect on the interests of the Company’s shareholders that will, in turn, reduce each shareholder’s proportionate ownership and voting power in the Company.

Announcement of Merger with Fortes Financial, Inc.

On May 14, 2008, the Company and Fortes Financial, Inc., a Delaware corporation (“Fortes”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that VGS Acquisition Corp., a wholly-owned Delaware subsidiary corporation of VIGS, shall merge with and into Fortes, with Fortes continuing as the surviving company (the “Merger”). Thereafter, Fortes shall operate as a wholly-owned subsidiary corporation of VIGS. In the Merger, each outstanding share of Fortes Common Stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock shall be converted, respectively, into one share of VIGS Common Stock, Series A Preferred Stock, Series B Preferred Stock, or Series C Preferred Stock. Thereafter, the Series A and Series B Preferred Stock shall also be converted into Common Stock of VIGS on a one-to-one basis under the terms of a proposed amendment to the Company’s articles of incorporation (the “Amended Articles”) to be effectuated in connection with the Merger. All outstanding warrants and options of Fortes shall be exchanged and converted at the effective time of the Merger into warrants and options of VIGS on equal terms. Prior to the closing of the Merger, Fortes may issue additional shares of Fortes Series B, and Series C Preferred Stock and warrants to purchase Fortes Common Stock to certain accredited investors who subscribe, respectively, for shares of Fortes Series B, or Series C Preferred Stock currently being offered to accredited investors in a private placement. All of the foregoing additional shares of Fortes Series B and Series C Preferred Stock and common stock purchase warrants may be issued and outstanding prior to the Merger, and would be exchanged, respectively, for VIGS Series B, or Series C Preferred Stock and VIGS common stock purchase warrants in the Merger in the same manner as all other currently authorized shares of Fortes Preferred Stock and Fortes Common Stock and warrants are exchanged. The shares of VIGS Class A Common Stock currently outstanding will remain outstanding as Common Stock and will be unchanged in the Merger. Prior to the closing of the Merger, VIGS shall change its name to “Fortes Financial, Inc.” A copy of the press release announcing the Merger is filed as Exhibit 99.1 to the 8-K Current Report filed by the Company on May 14, 2008 and is expressly incorporated herein by reference.

The Merger Agreement contains customary representations, warranties and covenants that the parties made to each other, including, among others, covenants by each of VIGS and Fortes to conduct its business in the ordinary course between the signing of the Merger Agreement and completion of the Merger, and to maintain and preserve its business organizations and relationships during such period, except as contemplated by the Merger Agreement. A copy of the Merger Agreement is filed as Exhibit 2.1 to the 8-K Current Report filed by the Company on May 14, 2008, and is expressly incorporated herein by reference, in order to provide investors with information regarding the terms of the Merger Agreement and is not intended to be, and should not be relied upon as, disclosures regarding any facts or circumstances relating to VIGS or Fortes. The representations and warranties contained in the Merger Agreement have been negotiated with the principal purpose of establishing the circumstances in which either party may have the right not to consummate the Merger, or a party may have the right to terminate the Merger Agreement, if the representations and warranties of the other party prove to be untrue due to a change in circumstance or otherwise, and allocates risk between the parties, rather than establishing matters as facts. In addition, the representations and warranties contained in the Merger Agreement may also be subject to a contractual standard of materiality different from those generally applicable to investors.

In connection with the proposed Merger, VIGS and Fortes expect to file, with the SEC, a proxy statement (the “Proxy”) as part of a public report on Form 14A which shall describe the Merger and provide the shareholders’ with notice of a shareholders’ meeting at which the shareholders of the Company shall be given the opportunity to vote to either approve or reject the Merger. Investors and security holders are urged to read the Proxy and attend the shareholders’ meeting because it will contain important information about VIGS, Fortes, the proposed Merger transaction, and their rights as shareholders to vote concerning the Merger and related transactions. Investors and security holders shall receive the Proxy in the mail from the Company, and may also obtain a free copy of the Proxy and other documents when filed by VIGS and Fortes with the SEC at www.sec.gov. Investors and security holders are urged to read the Proxy and other relevant material when they become available before making any voting or investment decisions with respect to the Merger and related transactions.

Reverse Split of Common Stock

On May 12, 2008, the Board of Directors of the Company authorized a reverse stock split (the “Reverse Stock Split”) of its issued and outstanding Common Stock on a 1-for-80 basis. The Reverse Stock Split shall become effective immediately prior to the Merger, assuming that the Merger and related transactions, including the Reverse Stock Split, are approved by the shareholders at the shareholders’ meeting noticed in the Proxy. The Board of Directors has already approved this action.

In order to effectuate the Reverse Stock Split, the Nevada Revised Statutes require that such action be approved by the Company’s Board of Directors and approved by a majority of the outstanding shares entitled to vote. The Nevada Revised Statutes also provide that any action which may be taken at a meeting of the shareholders may be taken without a meeting and without prior notice, if a written consent, setting forth the action so taken, is signed by the holders of a majority of the outstanding shares entitled to vote.

If approved by the shareholders, the Reverse Stock Split shall take effect immediately prior to the Merger. Upon effectiveness, the Reverse Stock Split shall not affect any stockholder’s proportional equity interest in the Company, nor shall it change any of the rights of the existing holders of the Common Stock. As a result of the Reverse Stock Split, the Company shall reduce its issued and outstanding shares to 818,674. Additional shares, however, shall be issued immediately thereafter to Fortes’ shareholders at the time of the Merger, resulting in dilution to the Company’s existing shareholders. The Board felt the Reverse Stock Split was advisable and in the best interest of the shareholders in connection with the Merger, and recommended that the Company take this action. It was the hope and intention of the Company to increase the shareholders’ value, and to increase the marketability and liquidity of the Common Stock. Fractional shares shall be rounded upward. We shall not issue new stock certificates, as this is unnecessary.

Federal Income Tax Consequences of the Reverse Stock Split

The following is a summary of the material federal income tax consequences of the Reverse Stock Split. This summary does not purport to be complete and does not address the tax consequences to holders that are subject to special tax rules, such as banks, insurance companies, regulated investment companies, personal holding companies, foreign entities, nonresident alien individuals, broker-dealers and tax-exempt entities. This summary is based on the Internal Revenue Code of 1986, as amended (the “Code”), Treasury regulations and proposed regulations, court decision and current administrative rulings and pronouncements of the Internal Revenue Service, all of which are subject to change, possibly with retroactive effect, and assumes that the common stock after the Reverse Stock Split will be held as a “capital asset” (generally, property held for investment) as defined in the Code. Holders of the current common stock are advised to consult their own tax advisers regarding the Federal income consequences of the proposed Reverse Stock Split in light of their personal circumstances and the consequences under, state, local and foreign tax laws. Upon effectiveness, the Reverse Stock Split may have certain tax consequences which you should consider, including the following:
1.	The Reverse Stock Split will qualify as a recapitalization described in Section 368(a)(1)(E) of the Code.
2.	No gain or loss will be recognized by the Company in connection with the Reserve Stock Split.
3.	No gain or loss will be recognized by a shareholder who exchanges all of his shares of current Common Stock solely for share of post-Reverse Stock Split common stock.
4.
The aggregate basis of the shares of post-Reverse Stock Split Common Stock to be received in the Reverse Stock Split (including any whole share received in lieu of fractional shares) will be the same as the aggregate basis of the shares of current Common Stock surrendered in exchange therefor.

5.
The holding period of the shares of post-Reverse Stock Split Common Stock to be received in the Reverse Stock Split (including any whole shares received in lieu of fractional shares) will include the holding period of the shares of current Common Stock surrendered in exchange therefor.

Amendment to Our Articles and Name Change

On May 12, 2008, the Board of Directors of the Company authorized us to file an amendment to our articles of incorporation with the Nevada Secretary of State which will, among other actions, change our name (the “Name Change”) to “Fortes Financial, Inc.” The Name Change shall become effective immediately prior to the Merger, assuming that the Merger and related transactions, including the Reverse Stock Split, are approved by the shareholders at the shareholders’ meeting noticed in the Proxy.

In order to effectuate the Name Change and file the Amended Articles, the Nevada Revised Statutes require that such action be approved by the Company’s Board of Directors and approved by a majority of the outstanding shares entitled to vote. The Nevada Revised Statutes also provide that any action which may be taken at a meeting of the shareholders may be taken without a meeting and without prior notice, if a written consent, setting forth the action so taken, is signed by the holders of a majority of the outstanding shares entitled to vote.

The holders of the outstanding shares of our common stock shall be given the opportunity to approve or reject the Name Change and Amended Articles at the shareholders’ meeting noticed in the Proxy.

Our Address and Agent for Service of Process

Vision’s Global Solutions, Inc.’s principal executive offices are located at 10600 North De Anza Blvd., Suite 250, Cupertino, California 95014; telephone (408) 873-0500. The Company’s duly appointed resident agent in the State of Nevada upon whom process can be served is Corporate Creations Network Inc., 8275 South Eastern Avenue, Suite 200, Las Vegas, Nevada 89123.

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

EMPLOYEES

As a shell corporation, Vision Global presently has no employees or full-time employees.

CAPITALIZATION AND INDEBTEDNESS

Assuming that the Merger and the Amended Articles are approved by the shareholders at the shareholders’ meeting noticed in the Proxy, the Company shall be authorized to issue 200,000,000 shares of common stock, at no par value per share and 5,000,000 shares of Preferred Stock, $0.001 par value share; 65,493,885 shares of Class A common shares are issued and outstanding as of June 27, 2008. After the filing of the Company’s Amended Articles and the Merger (assuming that the Merger and the Amended Articles are approved by the shareholders at the shareholders’ meeting noticed in the Proxy), the authorized capital stock of VIGS will consist of 200,000,000 shares of Common Stock, $0.0001 par value per share, approximately 20,115,044 shares of which will be issued and outstanding immediately following the Merger, and 50,000,000 shares of Preferred Stock, par value $0.0001 per share, none of which will be issued and outstanding immediately following the Merger. Five million (5,000,000) shares have been designated “Series A Convertible Preferred Stock,” twenty million (20,000,000) shares have been designated as “Series B Convertible Preferred Stock,” and Five Thousand (5,000) shares have been designated as “Series C Convertible Preferred Stock.” Except as described herein, the terms and preferences of the Company’s Common Stock which is issued and outstanding prior to the effective time of the Merger shall not be modified by virtue of the filing of the Amended Articles. Outstanding VIGS shares are not being changed or modified in the Merger.

Common Stock. Under the Amended Articles, holders of VIGS’ Common Stock are entitled to one vote per share on all matters on which holders of VIGS Common Stock are entitled to vote. The approval of proposals submitted to shareholders at a meeting other than for the election of directors requires the favorable vote of a majority of the shares voting, except in the case of certain fundamental matters (such as certain amendments to the articles of incorporation, and certain mergers and reorganizations), in which cases Nevada law and our bylaws require the favorable vote of at least a majority of all outstanding shares. Subject to the rights of VIGS’ holders of Preferred Stock as described below, Common Stock shareholders are entitled to receive such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefor, and in the event of liquidation, dissolution or winding up to share ratably in all assets remaining after payment of liabilities. The holders of shares of Common Stock have no preemptive, conversion, subscription or cumulative voting rights. Because the Company’s preferred shareholders have voting rights, the holders of a majority of the shares of VIGS Common and Preferred Stock represented at a meeting for the election of directors can elect the directors. All shares of VIGS Common Stock that will be outstanding upon completion of the Merger will be legally issued, fully paid and nonassessable.

Preferred Stock. Under the Amended Articles, the Preferred Stock may be divided into such number of series as the Board of Directors may determine from time to time. The Board of Directors is authorized, from time to time, to determine or alter the rights, preferences, privileges and restrictions granted to, or imposed upon, any wholly unissued series of Preferred Stock, and to fix the number of shares of any series of Preferred Stock and the designation of any such series of Preferred Stock. Additionally, the board of directors, within the limits and restrictions stated in any resolution of the board of directors originally fixing the number of shares constituting any series, may increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series prior to or subsequent to the issuance of that series. Preferred Stock is not required to be registered.

Assuming that the Merger and the Amended Articles are approved by the shareholders at the shareholders’ meeting noticed in the Proxy, under the Amended Articles the shares of Series A, Series B, and Series C Convertible Preferred Stock, none of which is issued, shall have the following rights, privileges, restrictions and preferences:

Dividends.

Series A and B Convertible Preferred Stock. Subject to the rights of the Series C Convertible Preferred Stock, as described below, in any calendar year, under the Amended Articles the holders of outstanding shares of Series A and B Convertible Preferred Stock shall be entitled to receive dividends, when, as and if declared by the Board of Directors, out of any assets at the time legally available therefor, at the “Dividend Rate” payable in preference and priority to any declaration or payment of any distribution on Common Stock of the Company in such calendar year. The “Dividend Rate” shall mean an annual rate of 5% of the “Original Issue Price” per share for the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, as applicable, and an annual rate of 10% of the Original Issue Price per share for the Series C Convertible Preferred Stock (as appropriately adjusted for any recapitalizations). The “Original Issue Price” shall mean Seventy Five Cents ($0.75) per share for the Series A Convertible Preferred Stock, One Dollar and Fifty Cents ($1.50) per share for the Series B Convertible Preferred Stock, and One Thousand Dollars ($1,000.00) per share for the Series C Preferred Stock (as appropriately adjusted for any recapitalizations).

Limitations on Holders of Common Stock. Under the Amended Articles, no distributions shall be made with respect to the Common Stock until all declared dividends on the Series A, Series B, and Series C Convertible Preferred Stock have been paid or set aside for payment to the Preferred Stock holders. The rights to receive dividends on shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock are equal with each other and junior to Series C Convertible Preferred Stock, and shall not be cumulative. No right to such dividends shall accrue to holders of Series A and B Convertible Preferred Stock by reason of the fact that dividends on said shares are not declared or paid in any calendar year.

Series C Convertible Preferred Stock. Under the Amended Articles, upon issuance, the holders of the shares of Series C Convertible Preferred Stock shall be entitled to receive preferred dividends at a rate of 10% per annum. These dividends shall accrue from day to day, whether or not earned or declared and shall be cumulative. The accumulation of dividends on the Series C Convertible Preferred Stock shall not bear interest. All accumulated dividends of the shares of Series C Convertible Preferred Stock shall be payable in cash upon redemption and/or conversion, as applicable, of those specific shares of Series C Convertible Preferred Stock. These dividends are prior and in preference to any declaration or payment of any distribution on the Series A or Series B Convertible Preferred Stock and the Common Stock of the Company.

Liquidation Rights.

Series C Convertible Preferred. Under the Amended Articles, in the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of Series C Convertible Preferred Stock shall be entitled to receive prior and in preference to any distribution of any of the assets of the Company to the holders of the Series A and Series B Convertible Preferred Stock and the Common Stock by reason of their ownership of such stock, an amount per share for each share of Series C Convertible Preferred Stock held by them equal to the sum of (i) the applicable “Liquidation Preference” specified for such share of Series C Convertible Preferred Stock, and (ii) all accrued but unpaid cumulative dividends on such share of Series C Convertible Preferred Stock. “Liquidation Preference” shall equal the Original Issue Price per share for the Series A, Series B or Series C Convertible Preferred Stock (as appropriately adjusted for any recapitalizations).

Series A and B Convertible Preferred. Under the Amended Articles, upon completion of the distribution upon liquidation to the Series C Preferred holders above, the holders of Series A and B Convertible Preferred Stock shall be entitled to receive, on equal terms, prior and in preference to any distribution of any of the remaining assets of the Company to the holders of the Common Stock by reason of their ownership of such stock, an amount per share of each share of Series A and B Convertible Preferred Stock held by them equal to the sum of (i) the applicable Liquidation Preference specified for such share of Series A and B Convertible Preferred Stock, and (ii) all declared by unpaid dividends (if any) on such share of Series A and B Convertible Preferred Stock. If upon the liquidation, dissolution or winding up of the Company, the assets of the Company legally available for distribution to the holders of the Preferred Stock are insufficient to permit the payment to such holders of the full amounts, then the entire assets of the Company legally available for distribution shall be distributed first pro rata among the holders of Series C Convertible Preferred Stock, and then with equal priority and pro rata among the holders of the Series A and B Convertible Preferred Stock, in proportion to the full amounts they would otherwise be entitled to receive.

Remaining Assets. Under the Amended Articles, after the payment to the holders of Series A, Series B and Series C Convertible Preferred Stock of the full preferential amounts specified above, the entire remaining assets of the Company legally available for distribution by the Company shall be distributed with equal priority and pro rata among the holders of the Common Stock in proportion to the number of shares of Common Stock held by them.

Conversion.

Assuming that the Merger and the Amended Articles are approved by the shareholders at the shareholders’ meeting noticed in the Proxy, under the Amended Articles the holders of the Series A, Series B and Series C Convertible Preferred Stock shall have conversion rights as follows (the “Conversion Rights”):

Series A and Series B Right to Convert. Each share of Series A and Series B Convertible Preferred Stock shall be convertible, at the option of the holder thereof (“Optional Conversion”), at any time after the date of issuance of such share at the office of the Company or any transfer agent for the Series A and Series B Convertible Preferred Stock, into that number of fully-paid, nonassessable shares of Common Stock determined by dividing the Original Issue Price per share for the respective Series A and B Convertible Preferred Stock by the applicable Conversion Price for such shares (defined below). In order to effectuate the Optional Conversion, the holder must provide the Company a written notice of conversion (“Notice of Conversion”). The initial “Conversion Price” per share of Series A and B Convertible Preferred Stock shall be the respective Original Issue Price and shall be subject to adjustment as provided herein. The number of shares of Common Stock into which each share of Series A and B Convertible Preferred Stock (as applicable) may be converted is the “Conversion Rate” for each such series. Upon any decrease or increase in the Conversion Price for the Series A and B Convertible Preferred Stock, the Conversion Rate shall be appropriately increased or decreased.

Series C Right to Convert. At any time after October 31, 2008, each share of Series C Convertible Preferred Stock shall be convertible, at the option of the holder thereof (“Optional Series C Conversion”), at the office of the Company or any transfer agent for the Series C Convertible Preferred Stock, into that number of fully-paid, nonassessable shares of Common Stock determined by dividing the Original Issue Price for the Series C Convertible Preferred Stock by the applicable Conversion Price with respect to such shares (defined below). In order to effectuate the Optional Series C Conversion, the holder must provide the Company a Notice of Conversion. The initial “Conversion Price” per share of Series C Convertible Preferred Stock shall be Seventy Five Cents ($0.75) and shall be subject to adjustment as provided herein. The number of shares of Common Stock into which each share of Series C Convertible Preferred Stock may be converted is the “Conversion Rate” for such shares of Series C Convertible Preferred Stock. Upon any decrease or increase in the Conversion Price of the Series C Convertible Preferred Stock, the Conversion Rate shall be appropriately increased or decreased.

Series A and Series B Automatic Conversion. Each share of Series A and B Convertible Preferred Stock (but not less than all) shall be automatically converted into fully paid and nonassessable shares of Common Stock (an “Automatic Conversion”) if the holders of a majority of the then outstanding shares of Series A and B Convertible Preferred Stock elect to consummate an Automatic Conversion of all the outstanding shares of Series A and B Convertible Preferred Stock.

Voting.

Assuming that the Merger and the Amended Articles are approved by the shareholders at the shareholders’ meeting noticed in the Proxy, under the Amended Articles the holders of Series A, Series B and Series C Convertible Preferred Stock, and the holders of Common Stock, shall vote together and not as separate classes. Each holder of shares of Common Stock shall be entitled to one vote for each share thereof held. In contrast, each holder of Series A, Series B and Series C Convertible Preferred Stock shall be entitled to the number of votes equal to the number of shares of Common Stock into which the shares of Preferred Stock held by such holder could be converted as of the record date. The holders of shares of the Preferred Stock shall be entitled to vote on all matters on which the Common Stock shall be entitled to vote. Holders of Preferred Stock shall be entitled to notice of any stockholders’ meeting in accordance with the Bylaws of the Company.

Adjustment in Authorized Common Stock.

Assuming that the Merger and the Amended Articles are approved by the shareholders at the shareholders’ meeting noticed in the Proxy, under the Amended Articles the number of authorized shares of Common Stock may be increased or decreased (but not below the number of shares of Common Stock then outstanding) by an affirmative vote of the holders of a majority of the outstanding Common Stock and Series A, Series B and Series C Convertible Preferred Stock of the Company voting together as a single class.

Protective Provisions.

Assuming that the Merger and the Amended Articles are approved by the shareholders at the shareholders’ meeting noticed in the Proxy, under the Amended Articles, so long as any shares of Series A, Series B and Series C Convertible Preferred Stock are outstanding, the Company shall not without first obtaining the approval (by written consent, as provided by law) of the holders of at least a majority of the then outstanding shares of Series A, Series B and Series C Convertible Preferred Stock, voting together as a single class:

•	Increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series A, Series B and/or Series C Convertible Preferred Stock;

•
Effect an exchange, reclassification, or cancellation of all or a part of the Series A, Series B, or Series C Convertible Preferred Stock, including a reverse stock split, but excluding a stock forward split;

•	Effect an exchange, or create a right of exchange, of all or part of the shares of another class of shares into shares of Series A, Series B and/or Series C Convertible Preferred Stock;

•	Alter or change the rights, preferences or privileges of the shares of Series A, Series B and Series C Convertible Preferred Stock so as to affect adversely the shares of such series;

•
Authorize or issue, or obligate itself to issue, any other equity security, including any other security convertible into or exercisable for any equity security having a preference over (but not on parity with) the Series A, Series B and Series C Convertible Preferred Stock with respect to voting, dividends or upon liquidations; or

•
Amend or waive any provision of the Company’s Articles or Bylaws relative to the Series A, Series B and Series C Convertible Preferred Stock so as to affect adversely the shares of Series A, Series B and Series C Convertible Preferred Stock.

Redemption.

Assuming that the Merger and the Amended Articles are approved by the shareholders at the shareholders’ meeting noticed in the Proxy, under the Amended Articles the Company shall have no obligation to redeem the Common Stock or Series A and B Convertible Preferred Stock. The Company shall be required to redeem all shares of Series C Convertible Preferred Stock issued and outstanding on April 30, 2009 (the “Series C Redemption Date”). The Company shall effect such redemption on the Series C Redemption Date by paying in cash in exchange for each share of Series C Convertible Preferred Stock to be redeemed a sum equal to the Original Issue Price per share of the Series C Convertible Preferred Stock (as adjusted for any recapitalizations) plus all accumulated but unpaid dividends on such shares (the “Series C Redemption Price”).

Assuming that the Merger and the Amended Articles are approved by the shareholders at the shareholders’ meeting noticed in the Proxy, under the Amended Articles the Company shall also redeem the Series C Convertible Preferred Stock on the dates and in the amounts equal to the net proceeds of any external equity financings conducted by the Company through the issuance of Preferred Stock (other than Series C Convertible Preferred Stock) or Common Stock (the “Equity Capital Financing”) at any time after the Original Issue Date of the Series C Convertible Preferred Stock (each a “Series C Redemption Date”). The shares of Series C Convertible Preferred Stock not redeemed shall remain outstanding and entitled to all rights and preferences. Subject to the right of series of Preferred Stock which from time to time come into existence, at any time thereafter when additional funds of the Company are legally available for the redemption of shares of Series C Convertible Preferred Stock, such funds will immediately be used to redeem the balance of the shares which the Company has become obliged to redeem on any Redemption Date but which it has not redeemed.

Absence of Dissenters’ Rights

Assuming that the Merger and the Amended Articles are approved by the shareholders at the shareholders’ meeting noticed in the Proxy, no dissenters’ or appraisal rights are available to our shareholders under the Nevada Revised Statutes in connection with the transactions discussed herein.

Lines of Credit

As of March 31, 2006, Vision paid off all of its lines of credit.

RISK FACTORS AFFECTING OUR OPERATING RESULTS, BUSINESS PROSPECTS AND MARKET PRICE OF OUR STOCK

This Annual Report on Form 10-KSB contains forward-looking statements. When considering the forward-looking statements made in this Report, you should consider the risks set forth directly below, and other cautionary statements throughout this Report, which may cause actual results to vary materially from the outcomes discussed in the forward-looking statements.

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

WE HAVE A VERY LIMITED OPERATING HISTORY.

We have a very limited operating history (since inception, December, 2000). As a shell corporation, our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies which are shell companies seeking to identify a merger or acquisition candidate. Some of these risks include our ability to identify a suitable merger or acquisition candidate; to build a comprehensive internal operating structure to support our business once we have acquired or merged with an operating company; to provide reliable and cost-effective services to our customers after the merger or acquisition; to respond to technological developments or services offered by our competitors; to enter into strategic relationships with industry participants; and to build, maintain and expand our sales or distribution channels.

THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our ability to continue as a going concern is subject to substantial doubt given our current financial condition. If we are unable to continue as a going concern, investors in our common shares will likely lose their entire investment. We have indicated in our financial statements that there is substantial doubt about our ability to continue as a going concern. In addition, the report of the independent registered public accounting firm on our audited consolidated financial statements for the year ended March 31, 2008 includes an explanatory paragraph which indicates that there is substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be successful in raising additional funding as required or that the Merger shall close.

THERE IS NO GUARANTY OR CERTAINTY THAT THE MERGER WITH FORTES SHALL CLOSE.

Our ability to continue as an operating business depends upon the Merger with Fortes. There can be no assurance that we will be successful in closing the Merger with Fortes. If we are unable to close the Merger with Fortes, investors in our common shares could lose their entire investment.

OUR STOCK PRICE IS VERY VOLATILE.

Many factors beyond our control can affect the market price of our common shares. Even assuming that the Company is successful in closing the Merger with Fortes, or in merging with or acquiring any other operating company, factors impacting our success will include: variations in our operating results; variations in industry growth rates; actual or anticipated announcements of technical innovations or new products or services by us or our competitors; general economic conditions in the market for our products and services; divergence of our operating results from analysts’ expectations; and changes in earning estimates by research analysts. In particular, the market prices of the shares of many companies in the technology and emerging growth sectors have experienced wide fluctuations that have often been unrelated to the operating performance of such companies.

Our stock trades on the OTC Pink Market; because the OTC Pink Market does not operate under the same rules and standards as the NASDAQ stock market, our stockholders may have greater difficulty in selling their shares when they want and for the price they want. The OTC Pink Market is separate and distinct from the NASDAQ stock market. NASDAQ has no business relationship with issuers of securities quoted on the OTC Pink Market. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTC Pink Market. Although the NASDAQ stock market has rigorous listing standards to ensure the high quality of its issuers, and can de-list issuers for not meeting those standards, the OTC Pink Market has no listing standards. Rather, it is the market maker who chooses to quote a security on the system, who files the application and is obligated to comply with keeping information about the issuers in its files. The NASD cannot deny an application by a market-maker to quote the stock of a company. The only requirement for inclusion in the OTC Pink Market is that the issuer be current in its informational reporting requirements pursuant to SEC Rule 15c2-11.

Because stocks traded on the OTC Pink Market are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts, our stockholders may have greater difficulty in selling their shares when they want and for the price they want. Investors may have greater difficulty in getting orders filled because it is anticipated that if our stock trades on a public market, it initially will trade on the OTC Pink Market rather than on NASDAQ. Investors’ orders may be filled at a price much different than expected when an order is placed. Trading activity in general is not conducted as efficiently and effectively as NASDAQ-listed securities.

Investors must contact a broker dealer to trade OTC Pink Market securities. Investors do not have direct access to the OTC Pink Market. For OTC Pink Market securities, there only has to be one market maker. OTC Pink Market transactions are conducted almost entirely manually. Because there are no automated systems for negotiating trades on the OTC Pink Market, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders - an order to buy or sell a specific number of shares at the current market price - it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and getting execution. Because OTC Pink Market stocks are usually not followed by analysts, there may be lower trading than for NASDAQ-listed securities.

We are incorporated in the State of Nevada. Certain provisions of Nevada corporation law could adversely affect the market price of our common stock. Because Nevada corporation law requires board approval of a transaction involving a change in our control, it would be more difficult for someone to acquire control of us. Nevada corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidates nominated by our board of directors. Neither our articles nor our by-laws contain any similar provisions.

ASSUMING THAT THE MERGER WITH FORTES CLOSES, IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDS IN A TIMELY MANNER OR ON ACCEPTABLE TERMS, WE MAY HAVE TO CURTAIL OR SUSPEND CERTAIN ASPECTS OF OUR BUSINESS OPERATIONS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS RELATIONSHIPS, FINANCIAL RESULTS, FINANCIAL CONDITION AND PROSPECTS.

We anticipate that our cash at March 31, 2008 of $1,272 , along with cash generated from operations, will be insufficient to meet our present operating and capital expenditures through fiscal 2009.  We are in the process of negotiating financing with third party sources for the purpose of financing our operations, based upon the assumption that the merger with Fortes shall close. However, there is no guarantee that we shall be able to obtain this financing or that unanticipated circumstances will not require additional liquidity.

Assuming that the Merger with Fortes closes, future liquidity and cash requirements will depend on a wide range of factors; including the level of success the Company has in executing its strategic plan as well as its ability to maintain business in existing operations and to raise additional financing. Accordingly, there can be no assurance that the Company will be able to meet its working capital needs for any future period. As a result of some of the items noted above, the Independent Registered Public Accounting Firm’s Report for the year ended March 31, 2008 indicated that there was substantial doubt regarding the Company’s ability to continue as a going concern.

ASSUMING THAT THE MERGER WITH FORTES CLOSES, BECAUSE THE REVENUE AND INCOME POTENTIAL OF OUR BUSINESS AND MARKETS ARE UNPROVEN, WE CANNOT PREDICT WHETHER WE WILL MEET INTERNAL OR EXTERNAL EXPECTATIONS OF FUTURE PERFORMANCE.

Assuming that the Merger with Fortes closes, we believe that our future success depends on our ability to generate revenue from our operations, of which we have no operating history. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development which are attempting to integrate a new operating business into their operations.  Assuming that the Merger with Fortes closes, we intend to offer specialized products and services for residential home owners, seniors and small businesses, ranging from Residential Home Financing and Reverse Mortgage Loans, to Small Commercial/Multi Family Real Estate Loans. These risks include our ability to:

•	Offer competitive pricing for our services;
•	Offer new and innovative mortgage products;
•	Maintain our current relationships and develop new strategic relationships with mortgage service providers and brokers
•	Attract and retain qualified employees;
•	Upgrade our technology infrastructure to manage increased mortgage industry demands and trends; and
•	Maintain our customer base.

ASSUMING THAT THE MERGER WITH FORTES CLOSES, WE MAY EXPERIENCE DIFFICULTIES ACCURATELY FORECASTING OUR OPERATING RESULTS, THEREBY MAKING OUR BUSINESS OPERATIONS MORE DIFFICULT TO SUSTAIN.

Assuming that the Merger with Fortes closes, due to our limited operating history, we may not be able to accurately forecast our future operating results. If our gross margins from our operations fall materially short of estimated expenses, our business operations will become more difficult to sustain since we will then have to reduce our spending or raise additional capital over and above any current capital raising plans. It may not be possible for us to accomplish either task in a timely manner, or at all, in which event we would have to curtail or suspend certain or all of our business operations. Any action to such effect is likely to have a material adverse effect on our business relationships, financial results, financial condition and prospects.

ASSUMING THAT THE MERGER WITH FORTES CLOSES, OUR QUARTERLY OPERATING RESULTS MAY BE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

Assuming that the Merger with Fortes closes, we may experience significant fluctuations in our quarterly operating results due to a variety of factors, many of which are outside of our control. Factors that may cause our quarterly operating results to fluctuate include: our ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction; technical difficulties; the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; and industry regulation. As a result of these and other factors, assuming that the Merger with Fortes closes, you should not place undue reliance on quarter-to-quarter comparisons of our operating results as indicators of likely future performance.

ASSUMING THAT THE MERGER WITH FORTES CLOSES, IF WE ARE UNABLE TO MANAGE THE INTEGRATION OF ANY ACQUIRED FORTES’ BUSINESSES OR OPERATIONS, OUR FINANCIAL CONDITION AND OPERATING RESULTS MAY BE ADVERSELY AFFECTED.

Assuming that the Merger with Fortes closes, a failure to effectively manage the integration of Fortes’ operations and business into the Company may adversely affect our business and financial condition. The Merger will place significant demands on our management, technical and other resources.

WE HAVE AFFILIATED SHAREHOLDERS WHO CAN SUBSTANTIALLY INFLUENCE THE OUTCOME OF ALL MATTERS VOTED UPON BY OUR SHAREHOLDERS AND WHOSE INTERESTS MAY NOT BE ALIGNED WITH YOURS.

The beneficial ownership of our Chief Executive Officer and several shareholders who have relatively large holdings is approximately 55%. As a result, if they were to act together, they could are able to substantially influence all matters requiring the approval of our shareholders, including the election of directors and the approval of significant corporate transactions such as acquisitions. This concentration of ownership could delay, defer or prevent a change in control or otherwise impede a merger or other business combination that the Board of Directors or other shareholders may view favorably.

REPORTS TO SECURITY HOLDERS

We file annual and quarterly reports with the SEC. In addition, we file additional reports for matters such as material developments or changes within the Company, changes in beneficial ownership of officers and directors, or significant shareholders. These filings are a matter of public record and any person may read and copy any materials filed with the SEC at the SEC’s Public Reference Room, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and other information statements, and other information regarding issuers that file electronically at http://www.sec.gov. In addition, assuming that the Merger with Fortes closes, we intend our periodic reports and Section 16 filings shall also be accessible through our internet web site at www.fortesfinancial.com.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company’s principal executive offices are located at 10600 North De Anza Blvd., Suite 250, Cupertino, California 95014. Vision Global does not lease office space, but, rather office space is provided to the Company by Cagan McAfee Capital Partners, LLC, a California limited liability company, which is an advisor to the Company. As a “shell” company with no or minimal assets, the Company has no investment policies.

ITEM 3. LEGAL PROCEEDINGS

Except as expressly provided herein, the Company is not a party to any material pending legal proceedings and, to the best of our knowledge, no such proceedings by or against the Company have been threatened, except by an attorney in Canada. On or about February 16, 2007, a case was filed against the Company in Ontario, Canada by a Canadian attorney, Robert M. Isles (“Isles”), who claims that he rendered legal services to the Company. The case was captioned, Robert M. Isles v. Vision Global Solutions, Inc. and Vision Global Solutions, Inc., Case Number 327877103, Ontario Superior Court of Justice (the “Claim”). The Company settled the Claim in November 2007 in exchange for $30,000 and 2,000,000 common shares issued on a pre-Reverse Stock Split basis.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during fiscal year 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our stock became qualified for quotation on the Over-the-Counter Bulletin Board under the symbol VIGS in 2000 and continued to trade on the Over-the-Counter Bulletin Board until August 23, 2007. Thereafter, the Company commenced trading on the OTC Pink Market, where it continues to trade until present. There is, at present, a very low public market for the Company’s common shares, and there is no assurance that any such market will develop, or if developed, that such market will be sustained. The Company’s common shares therefore are not a suitable investment for persons who may have to liquidate their investment on a timely basis and are therefore only appropriate for those investors who are able to make a long term investment in the Company.

Although quotations for the Company’s common stock appear on the OTC Pink Market, there is no established trading market for the common stock. Since January 2001, transactions in the common stock can only be described as sporadic. Consequently, the Company is of the opinion that any published prices cannot be attributed to a liquid and active trading market and, therefore, is not indicative of any meaningful market value.

There are 592 holders of our common equity. The following table sets forth for the respective periods the prices of the Company’s Common Stock. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

DATE	HIGH	LOW	CLOSE
31-Mar-08	0.10	0.03	0.10
31-Dec-07	0.04	0.03	0.04
30-Sep-07	0.02	0.02	0.02
30-Jun-07	0.02	0.02	0.02
31-Mar-07	0.03	0.03	0.03
31-Dec-06	0.03	0.03	0.03
30-Sep-06	0.03	0.03	0.03
30-Jun-06	0.04	0.04	0.04
30-Jun-06	0.04	0.04	0.04
31-Mar-06	0.14	0.14	0.14
31-Dec-05	0.40	0.40	0.40
30-Sep-05	0.50	0.50	0.50
30-Jun-05	0.91	0.86	0.86
31-Mar-05	1.05	0.95	1.05
31-Dec-04	0.50	0.50	0.50
30-Sep-04	0.01	0.01	0.01
30-Jun-04	-	0.01	0.01
31-Mar-04	0.02	0.02	0.02
1-Mar-04	0.04	0.02	0.02
2-Feb-04	0.04	0.03	0.03
2-Jan-04	0.05	0.03	0.04
1-Dec-03	0.08	0.04	0.05
3-Nov-03	0.06	0.02	0.04
1-Oct-03	0.05	0.02	0.03
2-Sep-03	0.04	0.02	0.04
1-Aug-03	0.04	0.02	0.03
1-Jul-03	0.05	0.02	0.03
2-Jun-03	0.05	0.01	0.03
1-May-03	0.10	0.02	0.02
1-Apr-03	0.14	0.02	0.05
3-Mar-03	0.25	0.03	0.14
3-Feb-03	0.07	0.01	0.04
2-Jan-03	0.02	0.01	0.01
2-Dec-02	0.06	0.01	0.01
1-Nov-02	0.04	0.01	0.02
1-Oct-02	0.05	0.02	0.03
3-Sep-02	0.08	0.03	0.04
1-Aug-02	0.11	0.04	0.05
1-Jul-02	0.08	0.03	0.04
3-Jun-02	0.11	0.07	0.07
1-May-02	0.09	0.05	0.09
2-Apr-02	0.21	0.06	0.07
4-Mar-02	0.22	0.12	0.21
6-Feb-02	0.20	0.11	0.11
4-Jan-02	0.45	0.10	0.20
12-Dec-01	0.09	0.05	0.09

Except to the extent required in the Amended Articles as described herein, assuming the Amended Articles are approved by the shareholders of the Company at the shareholders’ meeting noticed in the Proxy, the payment of dividends if any in the future shall be determined by the Board of Directors, in its discretion and will depend on, among other things, our earnings, our capital requirements; and our financial condition as well as other relevant factors. We have not paid or declared any dividends to date. Holders of common stock are entitled to receive dividends as declared and paid from time to time by our Board of Directors from funds legally available. We intend to retain any earnings for marketing and expansion purposes.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

GENERAL

Special Information regarding forward looking statements.

Some of the statements in this Form 10-KSB are “forward-looking statements.” These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the factors set forth above under “Risk Factors.” The word “believe”, “expect”, “anticipate”, “intend”, “plan”, and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revision to any of the forward-looking statements in this document to reflect any future or developments.

The following discussion of the Company’s results should be read in conjunction with the information contained in the Consolidated Financial Statements and related Notes thereto. The following discussion provides a comparative analysis of material changes for the year ended March 31, 2008 and 2007, in the financial condition and results of operations of the company.

Plan of Operations.

Because the Company has not had revenue from operations in the last two years, the Company intends to generate revenue after the Merger, assuming that the Merger closes and the shareholders of the Company approve the Merger’s terms. Previously, the Company’s revenues and operating results have varied substantially from year to year. Management anticipates that the Merger with Fortes could have a material, positive impact on our short-term or long-term liquidity. We anticipate that upon the closing of the Merger, the Company shall have greater internal and external sources of liquidity, from commercial banks, investment banks, and private equity investors. At this time, we do not have any material commitments for capital expenditures, nor are we able to anticipate the expected sources of funds for such expenditures, to the extent that they are necessary after the Merger. The Merger with Fortes chould also have a material, positive impact on our net sales, revenues and income from our operations, as we implement our new business strategy with Fortes and terminate our “shell” status. After the Merger, assuming that it is approved and closes, we do not presently anticipate any significant elements of income or loss that shall not arise from our continuing operations. Further, after the Merger, assuming that it is approved and closes, we do not presently anticipate any seasonal aspects of our future business operations that shall have a material effect on our financial condition or results of operation.

In the next twelve months, assuming that the Merger is approved and closes, we will be able to satisfy our cash requirements provided that we raise additional funds in one or more equity or debt financings. We do not presently have any product and research plan, nor do we expect to purchase or sell plant or other significant equipment during the next twelve months. We expect, assuming that the Merger is approved and closes, that the Company and Fortes, collectively, shall have approximately 435 employees.

REVENUES

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had no revenues for the year ended March 31, 2008.

COSTS OF SALES

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had no costs of sales for the year ended March 31, 2008.

TOTAL OPERATING EXPENSES

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had Total Operating Expenses of $117,825 for the year ended March 31, 2008.

NET INCOME (LOSS)

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had Net Loss of  $117,825 for the year ended March 31, 2008.

ASSETS

CASH

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had Cash of $1,272 at March 31, 2008.

TOTAL CURRENT ASSETS

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had total current assets of $1,272 at March 31, 2008.

TOTAL CURRENT LIABILITIES

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had total liabilitiesof $108,188 at March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company anticipates that its cash requirements will continue to increase if the Merger with Fortes closes, or as the Company otherwise acquires or merges with an operating business, expends substantial resources to build its infrastructure, develops its business plan and establishes its sales and marketing operations, customer support and administrative organizations if the Merger with Fortes does not close, the Company does not anticipate that its available cash resources and cash generated from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months. Additional funding will become necessary. There can be no assurances that the Company can realize sufficient revenues to satisfy its business plan and further, there can be no assurance that alternative sources of financing can be procured on behalf of the Company. If the Merger with Fortes closes, the Company anticipates that it shall have sufficient cash to operate.

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

Condensed consolidated balance sheets

Condensed consolidated statement of operations

Consolidated statement of stockholders’ deficit

Condensed consolidated statement of cash flows

Notes to consolidated financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors
Vision Global Solutions, Inc.:

We have audited the accompanying balance sheet of Vision Global Solutions, Inc. (hereinafter referred to as “the Company”) as of March 31, 2008, and the related statements of operations, shareholders’ deficit and cash flows for years ended March 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vision Global Solutions, Inc. as of March 31, 2008, and the results of their operations and their cash flows for the years ended March 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States.

These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $4,688,000 through the period ended March 31, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida
June 26, 2008

2514 HOLLYWOOD BOULEVARD, SUITE 508 ● HOLLYWOOD, FLORIDA 33020 ● TELEPHONE (954) 922-5885 ● FAX (954) 922-5957
MEMBER - AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ● FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA ●REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD OF THE SEC

VISION GLOBAL SOLUTIONS, INC.
Condensed Consolidated Balance Sheets
March 31, 2008 and 2007
(Audited)

	March 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$1,272	$-
Total Current Assets	1,272	-

TOTAL ASSETS	$1,272	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Due to related party	$85,416	$8,208
Account payable and accrued expenses	22,772	20,883
Total Current Liabilities	108,188	29,091

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT

Common stock, Class A, no par value, 200,000,000 shares authorized,
65,493,885 and 63,493,885 shares issued and outstanding
at March 31, 2008 and 2007, respectively	4,581,099	4,541,099
Blank Check preferred stock 4,000,000 shares authorized, 0 issued and outstanding	-	-
Series A preferred stock, 1,000,000 shares authorized, 0 issued and outstanding	-	-
Accumulated deficit	(4,688,015)	(4,570,190)
Total Stockholders’ Deficit	(106,916)	(29,091)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,272	$-

See accompanying notes to condensed consolidated financial statements.

VISION GLOBAL SOLUTIONS, INC.
Condensed Consolidated Statement of Operations
(Audited)

	For The Year Ended March 31,
	2008	2007

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	115,053	400,600
Total Operating Expenses	115,053	400,600

INTEREST EXPENSE	2,772	-

NET LOSS FROM OPERATIONS	(117,825)	(400,600)

DISCONTINUED OPERATIONS, Net of taxes
Discontinued operations	-	(43,911)
Gain from discontinued operations	-	1,417,792

INCOME FROM DISCOUNTINUED OPERATIONS, Net of taxes	-	1,373,881

NET INCOME ( LOSS )	$(117,825)	$973,281

Weighted average number of common shares
outstanding - basic and diluted	65,160,552	62,696,077

Net loss from continued operations per common shares-basic and diluted	$(0.00)	$(0.01)

Net income from discontinued operation per common share-basic and diluted	$-	$0.03

Net income (loss) per common share-basic and diluted	$(0.00)	$0.02

See accompanying notes to condensed consolidated financial statements.

VISION GLOBAL SOLUTIONS, INC.
Consolidated Statement of Stockholders’ Deficit
Year Ended March 31, 2008 and 2007
(Audited)

	Common Stock
	Shares	No Par Value	Blank Check Preferred Stock	Series A Preferred Stock	Accumulated Deficit	Comprehensive Loss	Total
Balance March 31, 2006	62,693,885	$4,499,299	$-	$-	$(5,543,471)	$(162,073)	$(1,206,245)

Common Stock Issued for Services	800,000	41,800	-	-	-		41,800

Net income from discontinued operations	-	-	-	-	1,373,881	-	1,373,881

Reverse comprehensive loss due to the effect of discontinued operation	-	-	-	-	-	162,073	162,073

Net loss, Year ended March 31, 2007	-	-	-	-	(400,600)	-	(400,600)

Balance March 31, 2007	63,493,885	$4,541,099	$-	$-	$(4,570,190)	$-	$(29,091)

Common Stock Issued for Settlement	2,000,000	40,000	-	-	-	-	40,000

Net Loss, Year ended March 31, 2008	-	-	-	-	(117,825)	-	(117,825)

Balance March 31, 2008	65,493,885	$4,581,099	$-	$-	$(4,688,015)	$-	$(106,916)

See accompanying notes to condensed consolidated financial statments.

VISION GLOBAL SOLUTIONS, INC.
Condensed Consolidated Statement of Cash Flows
(Audited)

	For The Year Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(117,825)	$(400,600)
Net income from discontinued operations	-	1,373,881
Net income ( loss)	(117,825)	973,281
Adjustments to reconcile net gain ( loss ) to net cash
provided by (used in) operating activities:
Common stock issued for services	40,000	41,800
Changes in operating assets and liabilities:
Accounts payable	1,889	20,883
Discontinued operations, net	-	15,342
Net Cash Provided by (Used in) Operating Activities	(75,936)	1,051,306

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related party	77,208	8,208
Discontinued operations, net	-	(1,079,305)
Net Cash Provided ( Used in) Financing Activities	77,208	(1,071,097)

NET INCREASE / (DECREASE) IN CASH	1,272	(19,791)

CASH, BEGINNING OF PERIOD	-	19,791

CASH, END OF PERIOD	$1,272	$-

SUPPLEMENTAL DISCLOSURES:

Interest paid	$-	$-
Income taxes	$-	$-

See accompanying notes to condensed consolidated financial statments.

VISION GLOBAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Description of Business.

Vision Global Solutions, Inc. (the “Company”) is a “shell company “as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as Securities and Exchange Commission (“SEC” ) Release Number 33-8407. The term “shell company” means a registrant, other than an asset-backed issuer, that has no or nominal operations, and either: (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.

The Company intends to seek out and pursue a business combination transaction with an existing private business enterprise that might have a desire to take advantage of the Company’s status as a public corporation. At this time, management does not intend to target any particular industry but, rather, intends to judge any opportunity on its individual merits. Any such transaction will likely have a dilutive effect on the interests of the Company’s shareholders that will, in turn, reduce each shareholder’s proportionate ownership and voting power in the Company.

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

Going Concern. These financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently a shell corporation and has no current business activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

VISION GLOBAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements.

In March 2008, the Financial Accounting Standards Board “FASB” issued Statement of Financial Accounting Standards (“SFAS” ) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No.161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No.161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No.133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No.161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is currently evaluating the disclosure implications of this statement. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

VISION GLOBAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No.157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No.157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No.157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

NOTE 2 -  DISCONTINUED OPERATIONS

On November 13, 2006, Jean-Paul Ouellette (“JPO”) and the Company entered into a bill of sale and assignment and assumption agreement (the “Assignment and Assumption Agreement”) whereby JPO assumed all of the assets and liabilities of the Corporation. The assets assumed by JPO included all of the shares of Vision R/4 Corporation, a private (Canadian) federal corporation (“Vision R/4”), and A.R.T.I. Vision Inc., a private (Canadian) federal corporation (“A.R.T.I.”) (Collectively, the “Assets”), both wholly-owned subsidiaries of the Corporation. The liabilities assumed by JPO include, but are not limited to, all of the liabilities of Vision R/4 and A.R.T.I. (the “Liabilities”). The Assets were valued at less than the Liabilities.

As of November 13, 2006, the Company had discontinued all operations in all of its subsidiaries. Accordingly, all prior year amounts have been reclassified to conform to this presentation.

VISION GLOBAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discontinued operations for the year ended March 31, 2007 are as follows:

Cash	$14,547
Accounts receivable	152,891
Fixed assets	12,966
Total assets	180,404
Liabilities and notes payable	1,598,196
Gain on disposal	1,417,792
Loss from discontinued operations, net of taxes	(43,911)
Net income from discontinued operations, net of taxes	$1,373,881

Sales	$992,343
Cost of goods sold	(211,621)
Operating expenses	(824,633)
Net loss from discontinued operations, net of taxes	$(43,911)

NOTE 3 - ACCRUED EXPENSES

Accrued expenses consist of professional fees of $20,000.

NOTE 4 - DUE TO RELATED PARTY

During the year ended March 31, 2008 and 2007 a related party advanced the Company a total of $85,416 and $8,208, respectively. The amounts are payable upon demand and bear interest at a rate of 6% per annum.

NOTE 5 - INCOME TAXES

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized.

VISION GLOBAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s tax expense (benefit) differs from the “expected” tax expense (benefit) for the years ended March 31, 2008 (computed by applying blended federal and state income tax rate of 34% to loss before taxes) and 2007 (computed by applying the Canadian Corporate tax rate of 38% to loss before taxes), as follows:

	2008	2007

Computed “expected” tax expense (benefit)	$(40,060)	$(369,847)

Benefit of operating loss carryforwards	---	---

Valuation allowance	40,060	369,847
	---	---

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at March 31, 2008 and 2007 are as follows:

Deferred tax assets:	2008		2007

Current deferred tax assets		$1,736,672		$2,106,519

Net operating loss carryforwards		40,060		(369,847)

Total gross deferred tax assets		1,776,732		1,736,672

Less valuation allowance		(1,776,732)		(1,736,672)

Net deferred tax assets	$	---	$	---

The Company has a net operating loss carry forwards of approximately $4,700,000 available to offset future taxable income through 2027.

NOTE 6 - EQUITY

During the year ended March 31, 2007 the Company issued a total of 800,000 shares of common stock value at $41,800 for professional services.

In November 2007 the Company settled litigation with a third party for legal fees. The Company paid the third party $30,000 cash and issued 2,000,000 shares of common stock valued at $40,000.

NOTE 7 - LEGAL PROCEEDINGS

In December 2007, the Company settled certain litigation. In February 2007, a case was filed against the Company for legal services rendered to the Company. In November 2007, the Company entered into a settlement with the plaintiff by which the Company agreed to pay $30,000 and issue 2 million common shares. In exchange, the plaintiff concurrently executed a release in favor of the Company dismissing the claim with prejudice and assumed all costs incurred in filing the claim. The terms of settlement have been fully performed. The claim has been released, and the case was dismissed with prejudice in December 2007.

VISION GLOBAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - SUBSEQUENT EVENTS

On May 14, 2008, the Company and Fortes Financial, Inc., a Delaware corporation (“Fortes”), entered into an agreement and plan of merger (the “Merger Agreement”). The Merger Agreement provides that VGS Acquisition Corp., a newly-formed, wholly-owned Delaware subsidiary corporation of the Company, shall merge with and into Fortes, with Fortes continuing as the surviving company (the “Merger”). In the Merger, each outstanding share of Fortes stock shall be converted into one share of the Company’s stock. All outstanding warrants and options of Fortes shall be exchanged and converted into warrants and options of the Company on equal terms. Prior to the closing of the Merger, Fortes may issue additional shares and warrants to purchase Fortes common stock to certain accredited investors who subscribe, respectively, for shares of Fortes stock currently being offered to accredited investors in a private placement. All of the foregoing additional shares of Fortes stock and warrants may be issued and outstanding prior to the Merger, and would be exchanged, respectively, for the Company’s stock and the Company’s common stock purchase warrants in the Merger in the same manner as all other currently authorized shares of Fortes stock and warrants are exchanged. Prior to the closing of the Merger, the Company shall change its name to “Fortes Financial, Inc.” and upon the closing of the Merger, nominees of Fortes shall assume control of the Company’s board of directors.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no changes in or disagreements with its accountants during the March 31, 2008 fiscal year.

ITEM 8A. CONTROLS AND PROCEDURES

Management’s report on internal control over financial reporting.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Accounting Officer. Based upon that evaluation, the Principal Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company’s disclosure obligations under the Exchange Act. The controls and other procedures of utilized by the Company are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures employed by the Company include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Among the Company’s policies and procedures, the Company: (a) maintains records in reasonable detail which accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) records transactions as necessary to permit preparation of its financial statements in accordance with generally accepted accounting principles; (c) makes receipts and expenditures only in accordance with authorizations of management and directors of the Company; and (d) makes prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management is unable to identify any material weakness in the Company’s internal control over financial reporting identified by management. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in internal controls.

There were no changes in the Company’s internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

The director and executive officer as of March 31, 2008 is as follows:

NAME	AGE	POSITION
John Kinney Executive	49	Chairman of the Board, President, Chief Officer/ Chief Accounting Officer/Director

The following is information on the business experience of the Company’s sole director and officer. The Company has no other key employees.

John Kinney, 49, has been the Chairman of the Board of Directors, Chief Executive Officer and President of the Corporation since 2006. From 2005 until the present, Mr. Kinney has served on the Board of Directors of Yosemite National Institute, a not-for-profit corporation. In July 2006, Mr. Kinney co-founded Green Life International, an Argentinean bio-fuels company, and currently serves on its Board of Directors. In 2005, Mr. Kinney served as interim Chief Executive Officer of Zoltar Satellite Alarm Systems, Inc. and continues to serve on its Board of Directors. In 1987 Mr. Kinney joined Club Resources, Inc. as its Chief Executive Officer. Club Resources, Inc. is a club management and investment firm based in Tiburon, California. From 1990 until 2003, Mr. Kinney was the founding Chief Executive Officer of Club One, Inc., which owns and operates over 100 athletic clubs. Mr. Kinney remains as the largest common shareholder of Club One, Inc. Mr. Kinney is a firefighter for the Tiburon Volunteer Fire Department. In 1981, Mr. Kinney received his Bachelor’s degree in Human Biology, in 1983 a Master of Science in Industrial Engineering, and in 1984 a Masters in Business Administration from Stanford University.

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

CODE OF ETHICS

The Company has adopted a code of business conduct and ethics that applies to its directors, officers, and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions. Upon request, any person may obtain a copy of such code of ethics by making a written request to the Company at its offices at 10600 North De Anza Blvd., Suite 250, Cupertino, California 95014.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company directors and executive officers, and persons who own more than ten percent (10%) of the Company’s outstanding common stock, file with the Securities and Exchange Commission (the “Commission”) initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by the Commission to furnish the Company with copies of all such reports they file. The Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representation, as of March 31, 2008, all of the Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners have been satisfied.

ITEM 10. EXECUTIVE COMPENSATION

During the years ended March 31, 2008, and 2007, executive compensation was as follows:

SUMMARY COMPENSATION TABLE

The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the two years ended March 31, 2008.

SUMMARY COMPENSATION TABLE

						OPTION AWARDS	NON-	TOTAL
NAME AND					RESTRICTED		EQUITY PLAN
PRINCIPAL				OTHER ANNUAL	STOCK		OMPENSATION
		($)	($)	($)	($)	($)	($)	($)
John Kinney	2008	0	0	0	0	0	0	0
	2007	0	0	0	2,000,000 Shares	0	0	0

Option Grants in Fiscal Year: No stock options were granted to executive officers of the Company during the year ended March 31, 2008.

Stock Options Exercised During Fiscal Year: None

No stock options were exercised by executive officers of the Company during the year ended March 31, 2008.

LTIP Awards During Fiscal Year: None

We did not make any long-term incentive plan awards to any executive officers, directors or employees during the year ended March 31, 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth certain information with respect to beneficial ownership of our stock as of March 31, 2008 by:

•	persons known by us to be the beneficial owners of more than five percent (5%) of our issued and outstanding common stock;

•	each of our executive officers and directors; and

•	all of our officers and directors as a group.

Percentages are computed using a denominator of 65,493,885 shares of common stock outstanding, which is the total number of shares outstanding as of March 31, 2008, and do not reflect the 1:80 Reverse Stock Split, which has not yet become effective.

Name and Address of Beneficial Owner(1)	Number of Shares	Percent of Class
Elizabeth Rose	4,040,000	6.17%
John Kinney (2)(3)	2,000,000	3.05%
Michael L. Peterson	8,000,000	12.21%
Bradley N. Rotter	8,000,000	12.21%
Navitas LLC	8,000,000	12.21%
First Trust Corp-Philip Kranenburg TTEE	4,000,000	6.11%
Michael Todd Buchanan	4,000,000	6.11%
Gita Iyer	4,000,000	6.11%
James Wolfenbarger	4,000,000	6.11%
Eugene Ryeson	4,000,000	6.11%
	50,040,000	76.4%
All officers and directors as a group	2,000,000	3.05%

(1)
Applicable percentage of beneficial ownership is based on 65,493,885 shares issued and outstanding as of March 31, 2008. Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after March 31, 2008 are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person. The Merger, if it is approved and it closes, shall have a dilutive effect and effectuate a change in control of the Company.

(2)	Address is 10600 N. De Anza Boulevard, Suite 250, Cupertino, California 95014.

(3)	John Kinney is the sole officer and director of the Company.

The table below sets forth certain information under which equity securities of the Company are authorized for issuance, aggregated as follows:

i.	All compensation plans previously approved by security holders; and

ii.	All compensation plans not previously approved by security holders.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

The Company has not adopted any compensation plan or individual compensation arrangement under which equity securities are authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders) in exchange for consideration in the form of goods or services as described in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or any successor standard.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Neither our directors, executive officers or persons who beneficially own, directly or indirectly, shares carrying more than 5% of our voting securities, nor any members of the immediate family (including a spouse, parents, children, siblings and in-laws) of any of the foregoing persons, has any material interest, direct or indirect, in any transaction with the Company in the last fiscal year. John Kinney is the sole officer and director of the Company. The Board of Directors has determined that Mr. Kinney is an “independent director” in compliance with the independence listing standards of the Nasdaq national market securities exchange.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

A. Exhibits

3.1	Company’s Certificate of Incorporation (1)
3.2	Company’s Bylaws (1)
3.3	Audit Committee Charter (2)
3.4	Compensation Committee Charter (2)
8.1	Merger Agreement with Fortes Financial, Inc. (3)
14	Code of Ethics (2)
23.1	Consent of Independent Auditors (4)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (4)
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section302 of the Sarbanes-Oxley Act (4)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (4)
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (4)

(1) Incorporated herein by this reference to the Company’s Registration Statement on form 20-F filed with the Securities Exchange Commission on October 17, 2001.

(2) Incorporated herein by this reference to the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2004, filed with the Securities Exchange Commission on September 15, 2004.

(3) Incorporated herein by this reference to the Company’s Report on Form 8-K filed with the Securities Exchange Commission on May 16, 2008.

(4) Filed herewith.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended March 31, 2008

Audit Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports during the fiscal year ending March 31, 2008 was $22,500.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the fiscal year ending March 31, 2008 was $0.

Tax Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to tax compliance, tax advice and tax planning for the fiscal year ending March 31, 2008 was $0.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during fiscal year ending March 31, 2008 was $0.

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

Audit Related Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the fiscal year ending March 31, 2007 was $0.

Tax Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to tax compliance, tax advice and tax planning for the fiscal year ending March 31, 2007 was $0.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during fiscal year ending March 31, 2007 was $0.

Audit Committee’s Policy of Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the Independent Registered Public Accounting Firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Independent Registered Public Accounting Firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval and the fees for the services performed to date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Vision Global Solutions, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISION GLOBAL SOLUTIONS INC.

By:	/s/ John Kinney
John Kinney, Chief Executive Officer
Date: June 27, 2008

VISION GLOBAL SOLUTIONS INC.

By:	/s/ John Kinney
John Kinney, Chief Accounting Officer
Date: June 27, 2008

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

	Signatures	Title	Date
By /s/	John Kinney	John Kinney,	June 27, 2008
Chairman of the Board, Chief Accounting Officer, President, Director