Form 10-Q
period 2008-06-30
VISION GLOBAL SOLUTIONS INC
filed 2008-08-11
CIK 1135657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

VISION GLOBAL SOLUTIONS INC.

(Exact name of registrant as specified in its charter)

Nevada	000-31104	20-8203420
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

10600 North De Anza Blvd., Suite 250

Cupertino, California 95014

(Address of Principal Executive Office) (Zip Code)

(408) 873-0400

(Registrant’s telephone number, including area code)

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

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		☒	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer		☐
Non-accelerated filer	☐	Smaller reporting company		☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		☒	Yes	☐	No

Number of shares of Vision Global Solutions Common Stock, $.001 par value, issued and outstanding as of August 4, 2008:
75,493,885, exclusive of treasury shares.

VISION GLOBAL SOLUTIONS INC.

PART I. -- FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

VISION GLOBAL SOLUTIONS, INC.

Condensed Consolidated Balance Sheet

	June 30, 2008	March 31, 2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$399	$1,272
Total Currents Assets	399	1,272

TOTAL ASSETS	$399	$1,272

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Due to related party	$103,956	$85,416
Account payable and accrued expenses	21,633	22,772
Total Current Liabilities	125,589	108,188

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 200,000,000 shares authorized
65,493,885 shares issued and outstanding as of June 30, 2008 and March 31, 2008	65,494	65,494
Additional paid-in capital	4,515,605	4,515,605
Blank Check Preferred Stock, 4,000,000 shares authorized, 0 issued and outstanding	—	—
Series A Preferred Stock, 1,000,000 shares authorized, 0 issued and outstanding	—	—
Accumulated deficit	(4,706,289)	(4,688,015)
Total Stockholders' Deficit	(125,190)	(106,916)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$399	$1,272

See accompanying notes to condensed consolidated financial statements.

22

VISION GLOBAL SOLUTIONS, INC.

Condensed Consolidated Statement of Operations

(Unaudited)

	For The Three Months Ended
	June 30,
	2008	2007

REVENUE	$—	$—

OPERATING EXPENSES

General and administrative expenses	16,996	11,617
Total Operating Expenses	16,996	11,617

NET LOSS FROM OPERATIONS	(16,996)	(11,617)

OTHER EXPENSES
Interest expense	1,278	—

NET LOSS	$(18,274)	$(11,617)

Net loss per common share - basic and diluted
	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted
	65,493,885	63,493,885

See accompanying notes to condensed consolidated financial statements.

33

VISION GLOBAL SOLUTIONS, INC.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For The Three Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,274)	$(11,617)
Adjustments to reconcile net loss to net cash used in operating activities

Changes in operating assets and liabilities
Increase in accounts payable	(1,139)	—
Net Cash Used In Operating Activities	(19,413)	(11,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related party	18,540	11,617
Net Cash Provided By Financing Activities	18,540	11,617

NET DECREASE IN CASH AND CASH EQUIVALENTS	(873)	—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,272	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$399	$—

SUPPLEMENTAL DISCLOSURES:

Interest paid	$—	$—
Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

44

VISION GLOBAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Vision Global Solution, Inc. ("Vision Global") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Vision Global's annual report filed with the SEC on 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal  year ended March 31, 2008 as reported in the 10-KSB have been omitted.

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

Reclassification. Certain amounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year consolidated financial statements.

VISION GLOBAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2008 (CONTINUED)

(UNAUDITED)

Recent Accounting Pronouncements

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securitie

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion ( Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account seperately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective for us as of January 1, 2009 and early adoption is not permitted.  The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS No.162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, FASB issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S.

VISION GLOBAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2008 (CONTINUED)

(UNAUDITED)

generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

NOTE 2 - ACCRUED EXPENSES

Accrued expenses consist of professional fees of $20,000 and stock transfer agent fees of $1,633.

NOTE 3 - DUE TO RELATED PARTY

As of June 30, 2008, a related party advanced the Company a total of $99,906. The amounts are payable upon demand and bear interest at a rate of 6% per annum accrued interest at June 30, 2008 amount to $4,050.

NOTE 4 - EQUITY

During the year ended March 31, 2007, the Company issued a total of 800,000 shares of common stock value at $41,800 for professional services.

In November 2007, the Company settled litigation with a third party for legal fees. The Company paid the third party $30,000 cash and issued 2,000,000 shares of common stock valued at $40,000.

NOTE 5 - LEGAL PROCEEDINGS

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

NOTE 6 – SUBSEQUENT EVENTS

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

VISION GLOBAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2008 (CONTINUED)

(UNAUDITED)

Company’s common stock purchase warrants in the Merger in the same manner as all other currently authorized shares of Fortes stock and warrants are exchanged. Prior to the closing of the Merger, the Company shall change its name to “Fortes Financial, Inc.” and upon the closing of the Merger, nominees of Fortes shall assume control of the Company’s board of directors.

The Company filed Form PREM14A- Preliminary proxy statements relating to merger or acquisition with SEC on August 5, 2008, and is currently in the process of approving to amend and restate the Merger Agreement and Articles of Incorporation.

On July 31, 2008, the Company issued 10,000,000 shares of common stock to legal counsel as compensation for services.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The previous discussion and other sections of this Form 10-Q contain forward-looking statements. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict. The Corporation undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should carefully review the risk factors included in other reports or documents filed by the Corporation from time to time with the Securities and Exchange Commission.

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

The Vision Group consists of two related companies, operating together. A.R.T.I. Vision was incorporated in 1993 to develop activity based management software. In 1996, Vision R/4 was incorporated to handle the marketing of software developed by A.R.T.I. Vision. Specifically, Vision R/4 markets data management software and provides related services. Prior to being acquired by Vision Ontario, both companies were wholly owned subsidiaries of Gestion Jean-Paul Ouellette, Inc., which supplied significant financing via loans and share capital.

In November 2003, we changed our incorporation domicile from Ontario, Canada to Nevada.

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

On November 12, 2006, the Corporation approved by Unanimous Written Consent of the Directors of the Corporation (the “UWC Terminating the Merger”) the following actions of the Corporation: (i) divestiture of all of the assets and liabilities from the Corporation to JPO according the terms of the Assignment and Assumption Agreement; (ii) transfer of all of the outstanding shares of Common Stock of Vision Ontario, Inc. and its holdings (which include Vision R/4 and A.R.T.I.) to JPO; and (iii) approval of the form of agreement to terminate the plan of merger and reorganization with Vesmark. The UWC Terminating the Merger is filed as Exhibit 99.1 to the Form 8-K filed by the Corporation on December 14, 2006 and is incorporated herein by this reference.

On November 13, 2006, the JPO and the Corporation entered into a Bill of Sale and Assignment and Assumption Agreement (the “Assignment and Assumption Agreement”) whereby JPO assumed all of the assets and liabilities of the Corporation. The assets assumed by JPO included all of the shares of Vision R/4 Corporation, a private (Canadian) federal corporation (“Vision R/4”), and A.R.T.I. Vision Inc., a private (Canadian) federal corporation (“A.R.T.I.”) (collectively, the “Assets”), both wholly-owned subsidiaries of the Corporation. The liabilities assumed by JPO include, but are not limited to, all of the liabilities of Vision R/4 and A.R.T.I. (the “Liabilities”). The Assets were valued at less than the Liabilities. The Assignment and Assumption Agreement is filed as Exhibit 10.2 to the Form 8-K filed by the Corporation on December 14, 2006 and is incorporated herein by this reference.

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

On December 14, 2006, by Unanimous Written Consent (the “UWC Setting the Effective Date”) the Corporation established the effective date of the change of control of the Corporation as December 14, 2006 (the “Effective Date”). In the UWC Setting the Effective Date, the Corporation also accepted the resignation of JPO as the sole director of the Corporation and appointed Mr. John Kinney as the new sole director of the Corporation. The UWC Setting the Effective Date is filed as Exhibit 99.3 to the Form 8-K filed by the Corporation on December 14, 2006 and is incorporated herein by this reference.

The foregoing descriptions of the UWC Terminating the Merger, the Assignment and Assumption Agreement, the Share Purchase Agreement, and the UWC Setting the Effective Date are only summaries and are qualified in their entirety by reference to the copies of the agreements filed as Exhibits 99.1, 10.2, 99.2, 99.3 to the Form 8-K filed by the Corporation on December 14, 2006.

Resignation and Release of JPO

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

Immediately after the appointment of Mr. John Kinney as the sole Director of the Corporation by the UWC Setting the Effective Date described above, the Corporation, by Unanimous Written Consent of the Board of Directors, appointed Mr. Kinney as the President and Chief Executive Officer of the Corporation (the “UWC Appointing the CEO”). By operation of the Corporation’s Bylaws, Mr. Kinney also serves as the Corporation’s Principal Accounting Officer. As of December 14, 2006, Mr. John Kinney executed an Employment Agreement (the “Employment Agreement”) with the Corporation to establish his compensation at 25,000 shares of Common Stock of the Corporation in exchange for Mr. Kinney’s services to the Corporation as its President, Chief Executive Officer and Sole Director for up to two years or until the Corporation is merged with an operating company. The

UWC Appointing the CEO and the Employment Agreement are filed as an Exhibits 99.4 and 10.4, respectively, to the Form 8-K filed by the Corporation on December 14, 2006 and are incorporated herein by this reference.

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

The foregoing descriptions of the Resignation and Release, the UWC Appointing the CEO and the Employment Agreement are only summaries and are qualified in their entirety by reference to the copies of the agreements filed as Exhibits 10.3, 99.4 and 10.4 attached to the Form 8-K filed by the Corporation on December 14, 2006.  Vision's Global Solutions Inc. principal executive offices are located at 10600 North De Anza Blvd., Suite 250, Cupertino, California 95014; telephone (408) 873-0400.

Results of Operations

As a result of the Assignment and Assumption Agreement described herein, the Corporation now has no business operations and no assets or liabilities. We believe that the Corporation is now a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as SEC Release Number 33-8407. The term "shell company" means a registrant, other than an asset-backed issuer, that has no or nominal operations, and either: (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.  As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Corporation had no revenues from operations in the last two years.

As a shell corporation, the Corporation has pursued a business combination transaction with an existing private business enterprise that might have a desire to take advantage of the Corporation's status as a public corporation.   Recently, as described below, the Corporation entered into a Agreement and Plan of Reorganization with Fortes Financial, Inc. to effectuate such a business combination transaction.  If such transaction is completed, the Corporation will no longer be considered a “shell” corporation. We anticipate that if the transaction is completed, it will have a material impact on our liquidity, capital resources, and revenues.  If the transaction is not completed, the Corporation does not anticipate that its available cash resources and cash generated from operations will be sufficient to meet its presently anticipated capital needs for the next twelve months.

Merger with Fortes

On May 14, 2008, the Corporation, VGS Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary (“VGS Acquisition”), and Fortes Financial, Inc. (“Fortes”), entered into an Agreement and Plan of Reorganization, pursuant to which VGS Acquisition will merge with and into Fortes, with Fortes being the surviving corporation and becoming our wholly-owned subsidiary.  This agreement was amended and restated by the parties on August 4, 2008 (as amended, the “Merger Agreement”).  These agreements were filed as Exhibits to the Form 8-K’s filed by the Corporation on May 14, 2008, and August 8, 2008, respectively.

Fortes is a development stage company recently formed for the purpose of entering the U.S. finance company business. Fortes intends to leverage the opportunities arising from the current situation in the residential mortgage market to build a nationwide business. Fortes has acquired an existing retail mortgage banking company with a strong management team and intends to pursue the acquisition and assimilation of other mortgage companies/mortgage and mortgage production assets.  Longer term, Fortes intends to create a geographically diversified finance company with multiple product lines and sources of revenue. Fortes initially hopes to originate, finance, securitize, and sell mortgage loans secured by residential real estate.  The initial focus will be on prime credit assets, including conventional conforming mortgages (Fannie Mae/Freddie Mac loans), prime jumbo mortgages (prime loans with loan balances greater than $729,350), FHA/VA mortgages and reverse mortgages. Until the markets stabilize for Alt-A (low documentation loans) and non-prime mortgages, Fortes intends to refrain from originating these products unless the mortgages are originated to the specific guidelines of one of the major commercial bank conduits and committed for sale prior to funding the loans.  Fortes plans to employ a business process outsourcing strategy, reducing its overall cost to originate loans by transferring a majority of its expenses from a fixed-cost basis to a variable basis.

In the merger, (1) each outstanding share of common stock, Series A preferred stock and Series B preferred stock of Fortes will be exchanged for one share of our common stock, (2) each outstanding share of Fortes’ Series C preferred stock will be converted into one share of our Series A preferred stock, (3) each outstanding option or warrant to purchase shares of common stock of Fortes will be exchanged for an option or warrant to purchase the same number of shares of our common stock on the same terms, and (4) each outstanding promissory note which is convertible into shares of common stock of Fortes will be exchanged for a promissory note convertible into shares of our common stock on the same terms.  Immediately following the merger, Fortes’ existing shareholders will own approximately 96% of our outstanding common stock (over 98% on a fully-diluted basis) and 100% of our outstanding preferred stock.

As a condition to the merger, we must amend and restate our articles of incorporation.  The amended and restated articles of incorporation, will, among other things:

•

effectuate a one-for-80 (1:80) reverse stock split of our outstanding common stock pursuant to which each shareholder will receive one share of our common stock for every 80 shares of common stock of our company that they own;

•

change our name to “Fortes Financial, Inc.”;

•

increase our authorized preferred stock from 5,000,000 shares to 50,000,000 shares (the amount of authorized common stock shall remain at 200,000,000 shares);

•

create a new series of preferred stock, “Series A Preferred Stock”; and

•

effectuate certain other changes in our company’s voting, amendment and indemnification procedures.

The Corporation intends to submit the merger agreement and the amended and restated articles of incorporation to our shareholders at a special meeting, which is currently scheduled for August 25, 2008.  The meeting, and the merger agreement and amended and restated articles of incorporation, are described in greater detail in our Proxy Statement on Schedule 14A, which was preliminarily filed on August 5, 2008, and is incorporated herein by reference.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

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

(b) Changes in Internal Control over Financial Reporting..

During the Quarter ended June 30, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The Corporation is not a party to any material pending legal proceedings, and to the best of our knowledge, no such proceedings by or against the Corporation have been threatened.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 31, 2008, the Corporation issued 10,000,000 shares of Company common stock to The Krueger Group, LLP, counsel for the Corporation, as compensation for services associated with preparing the Corporation for the merger with Fortes.  These shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

(a) Exhibits:

EXHIBIT INDEX Pages of Sequential Exhibit No. and Description Numbering System

2.1

Amended and Restated Agreement and Plan of Reorganization, dated August 4, 2008, by and among Vision Global Solutions, Inc., VGS Acquisition Corp. and Fortes Financial, Inc. (Incorporated by reference to the Current Report on Form 8-K filed on August 8, 2008)

3.1	Bylaws of the Corporation, as amended

31.1	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Statement of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Statement of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 11, 2008

VISION GLOBAL SOLUTIONS INC.

By:	/s/ JOHN KINNEY
JOHN KINNEY
Chief Executive Officer and Principal Accounting Officer