Form 10-Q
period 2008-09-30
VISION GLOBAL SOLUTIONS INC
filed 2008-11-13
CIK 1135657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 000-31104

———————

VISION GLOBAL SOLUTIONS INC.

 (Exact name of registrant as specified in its charter)

———————

Nevada	20-8203420
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

20400 Stevens Creek Blvd., Suite 700, Cupertino, California 95014

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

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	✓	Yes	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		✓ Yes		No

Number of shares of Vision Global Solutions Common Stock, $.001 par value, issued and outstanding as of November 11, 2008: 75,493,885, exclusive of treasury shares.

VISION GLOBAL SOLUTIONS INC.

INDEX

PART I. – FINANCIAL INFORMATION

PAGE

Item 1.     Financial Statements

1

Condensed Consolidated Balance Sheets

1

Condensed Consolidated Statement of Operations

2

Condensed Consolidated Statement of Cash Flows

3

Notes to Consolidated Financial Statements

4

Item 2.     Management’s Discussion and Analysis of Financial Condition
and Results of Operations

8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

12

Item 4.    Controls and Procedures

12

Item 1.     Legal Proceedings

13

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 3.     Defaults Upon Senior Securities

13

Item 4.     Submission of Matters to a Voteof Securities Holders.

13

Item 5.     Other Information

13

Item 6.     Exhibits

13

Signatures

PART I. – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

VISION GLOBAL SOLUTIONS, INC.

Condensed Consolidated Balance Sheets

September 30, 2008 and March 31, 2008

	September 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$274	$1,272
Total Currents Assets	274	1,272

TOTAL ASSETS	$274	$1,272

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Due to related party	$117,832	$85,416
Account payable and accrued expenses	6,037	22,772
Total Current Liabilities	123,869	108,188

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 200,000,000 shares authorized	––	––
75,493,885 and 65,493,885 shares issued and outstanding, respectively	75,494	65,494
Additional paid-in capital	4,525,605	4,515,605
Blank Check Preferred Stock 4,000,000 shares authorized, 0 issued and outstanding	––	––
Series A Preferred Stock, 1,000,000 shares authorized 0 issued and outstanding	––	––
Accumulated deficit	(4,724,694)	(4,688,015)
Total Stockholders' Deficit	(123,595)	(106,916)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$274	$1,272

VISION GLOBAL SOLUTIONS, INC.

Condensed Consolidated Statement of Operations

(Unaudited)

	For The Three Months Ended September 30,		For The Six Months Ended September 30,
	2008	2007	2008	2007

REVENUE	$––	$––	$––	$––

OPERATING EXPENSES

General and administrative expenses	16,711	31,114	33,706	42,078
Total Operating Expesnes	16,711	31,114	33,706	42,078

NET LOSS FROM OPERATIONS	(16,711)	(31,114)	(33,706)	(42,078)

OTHER EXPENSES
Interest expense		––		––
	1,694	554	2,973	654
NET LOSS	$(18,405)	$(31,668)	$(36,679)	$(42,732)

Net loss per common share - basic and diluted
	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	73,319,972	63,493,885	69,428,311	63,493,885

VISION GLOBAL SOLUTIONS, INC.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For The Six Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,679)	$(42,732)
Adjustments to reconcile net loss to net cash used in
operating activities
Changes in operating assets and liabilities
Increase in accounts payable	3,265	654
Net Cash Used in Operating Activities	(33,414)	(42,078)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related party	32,416	42,136
Net Cash Provided By Financing Activities	32,416	42,136

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(998)	58

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,272	––

CASH AND CASH EQUIVALENTS, END OF PERIOD	$274	58

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$––	$––
Income taxes	$––	$––
Common Stock issued for payment of accrued legal fees	$20,000	$––

VISION GLOBAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2008

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

 VISION GLOBAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

Reclassification. Certain amounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year consolidated financial statements.

Recent Accounting Pronouncements

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

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

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

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

NOTE 2 - DUE TO RELATED PARTY

As of September 30, 2008, a related party advanced the Company a total of $117,832. The amounts are payable upon demand and bear interest at a rate of 6% per annum accrued interest at September 30, 2008 amounted to $5,744.42.

NOTE 3 - EQUITY

During the year ended March 31, 2007, the Company issued a total of 800,000 shares of common stock value at $41,800 for professional services.

In November 2007, the Company settled litigation with a third party for legal fees. The Company paid the third party $30,000 cash and issued 2,000,000 shares of common stock valued at $40,000.

On July 31, 2008, the Company issued 10,000,000 shares of common stock valued at $20,000, as compensation for services.

VISION GLOBAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

NOTE 4 - LEGAL PROCEEDINGS

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

NOTE 5 – SUBSEQUENT EVENTS

On May 14, 2008, Vision Global Solutions, Inc., a Nevada corporation (“VIGS”), and Fortes Financial, Inc., a Delaware corporation (“Fortes”), entered into an Agreement and Plan of Reorganization and Merger (the “Merger Agreement”).

On August 4, 2008, VIGS and its wholly-owned subsidiary, VGS Acquisition Corp., a Delaware corporation (“VGS”), and Fortes amended the Merger Agreement.

On November 4, 2008, VIGS, VGS and Fortes entered into a Termination and Release Agreement by which the parties mutually terminated their rights and obligations under the Merger Agreement, and releasing all parties from any potential or actual liabilities related to the proposed merger and reorganization transaction.

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

John Kinney, 48, now serves as the Chairman of the Board of Directors, Chief Executive Officer, President, Secretary and Principal Accounting Officer of the Corporation. From 2005 until the present, Mr. Kinney has served on the Board of Directors of Yosemite National Institute, a not-for-profit corporation. In July 2006, Mr. Kinney co-founded Green Life International, an Argentinean bio-fuels company, and currently serves on its Board of Directors. In 2005, Mr. Kinney served as interim Chief Executive Officer of Zoltar Satellite Alarm Systems, Inc. and continues to serve on its Board of Directors. In 1987 Mr. Kinney joined Club Resources, Inc. as its Chief Executive Officer. Club Resources, Inc. is a club management and investment firm based in Tiburon, California. From 1990 until 2003, Mr. Kinney was the founding Chief Executive Officer of Club One, Inc., which owns and operates over 100 athletic clubs. Mr. Kinney remains as the largest common shareholder of Club One, Inc. Mr. Kinney is a firefighter for the Tiburon Volunteer Fire Department. In 1981, Mr. Kinney received his Bachelor's degree in Human Biology, in 1983 a Master of Science in Industrial Engineering, and in 1984 a Masters in Business Administration from Stanford University.

The foregoing descriptions of the Resignation and Release, the UWC Appointing the CEO and the Employment Agreement are only summaries and are qualified in their entirety by reference to the copies of the agreements filed as Exhibits 10.3, 99.4 and 10.4 attached to the Form 8-K filed by the Corporation on December 14, 2006.  Vision's Global Solutions Inc. principal executive offices are located at 20400 Stevens Creek Blvd., Suite 700, Cupertino, California 95014; telephone (408) 873-0400.

Merger with Fortes

On May 14, 2008, the Corporation, VGS Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary (“VGS”), and Fortes Financial, Inc. (“Fortes”), entered into an Agreement and Plan of Reorganization, pursuant to which VGS would merge with and into Fortes, with Fortes being the surviving corporation and becoming our wholly-owned subsidiary.  This agreement was amended and restated by the parties on August 4, 2008 (as amended, the “Merger Agreement”).  These agreements were filed as Exhibits to the Form 8-K’s filed by the Corporation on May 14, 2008, and August 8, 2008, respectively.

On November 4, 2008, the parties mutually terminated the Merger Agreement, and executed a release extinguishing themselves from all claims, obligations, rights and responsibilities arising from the merger transaction.  The Corporation filed a Current Report on Form 8-K describing the termination of the merger, and the Termination and Release Agreement was attached as Exhibit 2.1 thereto.

Results of Operations

As a result of the Corporation’s termination of its merger agreement with Fortes as described herein, the Merger will not occur.  Accordingly, the Corporation has no business operations and no assets or liabilities. We believe that the Corporation is a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as SEC Release Number 33-8407. The term "shell company" means a registrant, other than an asset-backed issuer, that has no or nominal operations, and either: (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.  As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Corporation had no revenues from operations in the last two years.

As a shell corporation, the Corporation has pursued potential business combination transactions with existing private business enterprises like Fortes that might have a desire to take advantage of the Corporation's status as a public corporation.   If such a transaction is not completed, the Corporation does not anticipate that its available cash resources and cash generated from operations will be sufficient to meet its presently anticipated capital needs for the next twelve months.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES

a)

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The Corporation is not a party to any material pending legal proceedings, and to the best of our knowledge, no such proceedings by or against the Corporation have been threatened.

ITEM 2.

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
2.1

Amended and Restated Agreement and Plan of Reorganization, dated August 4, 2008, by and among Vision Global Solutions, Inc., VGS Acquisition Corp. and Fortes Financial, Inc. (Incorporated by reference to the Current Report on Form 8-K filed on August 8, 2008)

2.2

Termination and Release Agreement, dated as of November 4, 2008, by and among Vision Global Solutions, Inc., VGS Acquisition Corp. and Fortes Financial, Inc. (Incorporated by reference to the Current Report on Form 8-K filed on November 5, 2008)

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

Date: November 11, 2008

VISION GLOBAL SOLUTIONS INC.

By:	/s/ JOHN KINNEY
JOHN KINNEY
Chief Executive Officer and Principal Accounting Officer

14