Form 10-K/A
period 2008-03-31
VISION GLOBAL SOLUTIONS INC
filed 2009-05-21
CIK 1135657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

AMENDMENT NUMBER 1 TO FORM 10-KSB

———————

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

2744 Chatsworth Boulevard

San Diego, California

Telephone: (858) 729-9997

Facsimile: (408) 716-2658

E-mail: blair@thekruegergroup.com

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, NO PAR VALUE

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

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

Transitional Small Business Disclosure Format (check one) Yes ☐  No ☑

DOCUMENTS INCORPORATED BY REFERENCE

None

VISION GLOBAL SOLUTIONS INC.

Report on Form 10KSB

For the Fiscal Year Ended March 31, 2008

TABLE OF CONTENTS

Page

PART I

Item 1.       Description of Business.

1

Item 2.       Description of Properties

14

Item 3.       Legal Proceedings

14

Item 4.       Submission of Matters to A Vote of Security Holders

14

PART II

Item 5.       Market For Common Equity and Related Stockholder Matters

15

Item 6.       Management’s Discussion and Analysis

17

Item 7.       Financial Statements

19

Item 8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

30

Item 8A.    Controls and Procedures

30

Item 8B.     Other Information.

31

PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons

32

Item 10.     Executive Compensation

33

Item 11.     Security Ownership Of Certain Beneficial Owners And Management

33

Item 12.     Certain Relationships and Related Transactions

35

PART IV

Item 13.     Exhibits And Reports on Form 8-K

35

Item 14.     Principal Accountant Fees and Services

36

Signatures

37

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

In connection with the proposed Merger, VIGS and Fortes expect to file, with the SEC, a proxy statement (the “Proxy”) as part of a public report on Form 14A which shall describe the Merger and provide the shareholders’ with notice of a shareholders’ meeting at which the shareholders of the Company shall be given the opportunity to vote to either approve or reject the Merger. Investors and security holders are urged to read the Proxy and attend the shareholders’ meeting because it will contain important information about VIGS, Fortes, the proposed Merger transaction, and their rights as shareholders to vote concerning the Merger and related transactions. Investors and security holders shall receive the Proxy in the mail from the Company, and may also obtain a free copy of the Proxy and other documents when filed by VIGS and Fortes with the SEC at www.sec.gov . Investors and security holders are urged to read the Proxy and other relevant material when they become available before making any voting or investment decisions with respect to the Merger and related transactions.

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

ITEM 3.

LEGAL PROCEEDINGS

Except as expressly provided herein, the Company is not a party to any material pending legal proceedings and, to the best of our knowledge, no such proceedings by or against the Company have been threatened, except by an attorney in Canada. On or about February 16, 2007, a case was filed against the Company in Ontario, Canada by a Canadian attorney, Robert M. Isles (“Isles”), who claims that he rendered legal services to the Company. The case was captioned, Robert M. Isles v. Vision Global Solutions, Inc. and Vision Global Solutions, Inc. , Case Number 327877103, Ontario Superior Court of Justice (the “Claim”). The Company settled the Claim in November 2007 in exchange for $30,000 and 2,000,000 common shares issued on a pre-Reverse Stock Split basis.

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

DATE	HIGH	LOW	CLOSE
31-Mar-08	0.10	0.03	0.10
31-Dec-07	0.04	0.03	0.04
30-Sep-07	0.02	0.02	0.02
30-Jun-07	0.02	0.02	0.02
31-Mar-07	0.03	0.03	0.03
31-Dec-06	0.03	0.03	0.03
30-Sep-06	0.03	0.03	0.03
30-Jun-06	0.04	0.04	0.04
30-Jun-06	0.04	0.04	0.04
31-Mar-06	0.14	0.14	0.14
31-Dec-05	0.40	0.40	0.40
30-Sep-05	0.50	0.50	0.50
30-Jun-05	0.91	0.86	0.86
31-Mar-05	1.05	0.95	1.05
31-Dec-04	0.50	0.50	0.50
30-Sep-04	0.01	0.01	0.01
30-Jun-04	––	0.01	0.01
31-Mar-04	0.02	0.02	0.02
1-Mar-04	0.04	0.02	0.02
2-Feb-04	0.04	0.03	0.03
2-Jan-04	0.05	0.03	0.04
1-Dec-03	0.08	0.04	0.05
3-Nov-03	0.06	0.02	0.04
1-Oct-03	0.05	0.02	0.03
2-Sep-03	0.04	0.02	0.04
1-Aug-03	0.04	0.02	0.03
1-Jul-03	0.05	0.02	0.03
2-Jun-03	0.05	0.01	0.03
1-May-03	0.10	0.02	0.02
1-Apr-03	0.14	0.02	0.05
3-Mar-03	0.25	0.03	0.14
3-Feb-03	0.07	0.01	0.04
2-Jan-03	0.02	0.01	0.01
2-Dec-02	0.06	0.01	0.01
1-Nov-02	0.04	0.01	0.02
1-Oct-02	0.05	0.02	0.03
3-Sep-02	0.08	0.03	0.04
1-Aug-02	0.11	0.04	0.05
1-Jul-02	0.08	0.03	0.04
3-Jun-02	0.11	0.07	0.07
1-May-02	0.09	0.05	0.09
2-Apr-02	0.21	0.06	0.07
4-Mar-02	0.22	0.12	0.21
6-Feb-02	0.20	0.11	0.11
4-Jan-02	0.45	0.10	0.20
12-Dec-01	0.09	0.05	0.09

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

COSTS OF SALES

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had no costs of sales for the year ended March 31, 200 8.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

June 26, 2008

2514 HOLLYWOOD BOULEVARD, SUITE 508 ● HOLLYWOOD, FLORIDA 33020 ● TELEPHONE (954) 922-5885 ● FAX (954) 922-5957

MEMBER - AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ● FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA ●REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD OF THE SEC

VISION GLOBAL SOLUTIONS, INC.

Condensed Consolidated Balance Sheets

March 31, 2008 and 2007

(Audited)

	March 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$1,272	$––
Total Current Assets	1,272	––

TOTAL ASSETS	$1,272	$––

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Due to related party	$85,416	$8,208
Account payable and accrued expenses	22,772	20,883
Total Current Liabilities	108,188	29,091

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT

Common stock, Class A, no par value, 200,000,000 shares authorized, 65,493,885 and 63,493,885 shares issued and outstanding at March 31, 2008 and 2007, respectively	4,581,099	4,541,099
Blank Check preferred stock 4,000,000 shares authorized, 0 issued and outstanding	––	––
Series A preferred stock, 1,000,000 shares authorized, 0 issued and outstanding	––	––
Accumulated deficit	(4,688,015)	(4,570,190)
Total Stockholders’ Deficit	(106,916)	(29,091)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,272	$––

See accompanying notes to condensed consolidated financial statements.

VISION GLOBAL SOLUTIONS, INC.

Condensed Consolidated Statement of Operations

(Audited)

	For The Year Ended March 31,
	2008	2007

REVENUE	$––	$––

OPERATING EXPENSES
General and administrative expenses	115,053	400,600
Total Operating Expenses	115,053	400,600

INTEREST EXPENSE	2,772	––

NET LOSS FROM OPERATIONS	(117,825)	(400,600)

DISCONTINUED OPERATIONS, Net of taxes
Discontinued operations	––	(43,911)
Gain from discontinued operations	––	1,417,792

INCOME FROM DISCOUNTINUED OPERATIONS, Net of taxes	––	1,373,881

NET INCOME ( LOSS )	$(117,825)	$973,281

Weighted average number of common shares outstanding - basic and diluted	65,160,552	62,696,077

Net loss from continued operations per common shares-basic and diluted	$(0.00)	$(0.01)

Net income from discontinued operation per common share-basic and diluted	$––	$0.03

Net income (loss) per common share-basic and diluted	$(0.00)	$0.02

See accompanying notes to condensed consolidated financial statements.

VISION GLOBAL SOLUTIONS, INC.

Consolidated Statement of Stockholders’ Deficit

Year Ended March 31, 2008 and 2007

(Audited)

			Blank
	Common Stock		Check	Series A
	Shares	No Par Value	Preferred Stock	Preferred Stock	Accumulated Deficit	Comprehensive Loss	Total
Balance March 31, 2006	62,693,885	$4,499,299	$––	$––	$(5,543,471)	$(162,073)	$(1,206,245)

Common Stock Issued for Services	800,000	41,800	––	––	––		41,800

Net income from discontinued operations	––	––	––	––	1,373,881	––	1,373,881

Reverse comprehensive loss due to the effect of discontinued operation	––	––	––	––	––	162,073	162,073

Net loss, Year ended March 31, 2007	––	––	––	––	(400,600)	––	(400,600)

Balance March 31, 2007	63,493,885	$4,541,099	$––	$––	$(4,570,190)	$––	$(29,091)

Common Stock Issued for Settlement	2,000,000	40,000	––	––	––	––	40,000

Net Loss, Year ended March 31, 2008	––	––	––	––	(117,825)	––	(117,825)

Balance March 31, 2008	65,493,885	$4,581,099	$––	$––	$(4,688,015)	$––	$(106,916)

See accompanying notes to condensed consolidated financial statements.

VISION GLOBAL SOLUTIONS, INC.

Condensed Consolidated Statement of Cash Flows

(Audited)

	For The Year Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(117,825)	$(400,600)
Net income from discontinued operations	––	1,373,881
Net income ( loss)	(117,825)	973,281
Adjustments to reconcile net gain ( loss ) to net cash
provided by (used in) operating activities:
Common stock issued for services	40,000	41,800
Changes in operating assets and liabilities:
Accounts payable	1,889	20,883
Discontinued operations, net	––	15,342
Net Cash Provided by (Used in) Operating Activities	(75,936)	1,051,306

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related party	77,208	8,208
Discontinued operations, net	––	(1,079,305)
Net Cash Provided ( Used in) Financing Activities	77,208	(1,071,097)

NET INCREASE / (DECREASE) IN CASH	1,272	(19,791)

CASH, BEGINNING OF PERIOD	––	19,791

CASH, END OF PERIOD	$1,272	$––

SUPPLEMENTAL DISCLOSURES:

Interest paid	$––	$––
Income taxes	$––	$––

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

Management Estimates . The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Going Concern . These financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently a shell corporation and has no current business activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

The Company’s continued existence is dependent upon its ability to successfully merge with another company. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of liabilities that may result from the outcome of this uncertainty.

Cash Equivalents . Highly liquid investments with original maturities of three months or less are considered cash equivalents.

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

VISION GLOBAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VISION GLOBAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s tax expense (benefit) differs from the “expected” tax expense (benefit) for the years ended March 31, 2008 (computed by applying blended federal and state income tax rate of 34% to loss before taxes) and 2007 (computed by applying the Canadian Corporate tax rate of 38% to loss before taxes), as follows:

	2008	2007
Computed “expected” tax expense (benefit)	$(40,060)	$(369,847)

Benefit of operating loss carryforwards	––	––

Valuation allowance	40,060	369,847
	––	––

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at March 31, 2008 and 2007 are as follows:

Deferred tax assets:	2008	2007

Current deferred tax assets	$1,736,672	$2,106,519

Net operating loss carryforwards	40,060	(369,847)

Total gross deferred tax assets	1,776,732	1,736,672

Less valuation allowance	(1,776,732)	(1,736,672)

Net deferred tax assets	$––	$––

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

ITEM 8A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s President who serves as its principal executive officer and principal financial and accounting officer is responsible for establishing and maintaining disclosure controls and procedures for the Company as defined in Rules 13a-15(e) and 15d-(15(e) of the Securities Exchange Act of 1934.  Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President who also acts as our principal financial and principal accounting officer, to allow timely decisions regarding required disclosure.

The Company’s management does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Under the supervision and with the participation of our management, including our President who serves as our principal executive officer and our principal financial and accounting officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the period ended March 31, 2008 (the “Evaluation Date”). As of the Evaluation Date, the Company’s President who also serves as its principal financial and accounting officer, concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in it reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s management assessed the effectiveness of its internal control over financial reporting as of March 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of March 31, 2008 the Company’s internal control over financial reporting is effective based on this criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Company’s management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the Company’s evaluation that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

SUMMARY COMPENSATION TABLE
							NON-
				OTHER	RESTRICTED	OPTION	EQUITY PLAN
NAME AND				ANNUAL	STOCK	AWARDS	OMPENSATION	TOTAL
PRINCIPAL		($)	($)	($)	($)	($)	($)	($)
John Kinney	2008	0	0	0	0	0	0	0
	2007	0	0	0	2,000,000 Shares	0	0	0

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

Name and Address of Beneficial Owner (1)	Number of Shares	Percent of Class
Elizabeth Rose	4,040,000	6.17%
John Kinney (2)(3)	2,000,000	3.05%
Michael L. Peterson	8,000,000	12.21%
Bradley N. Rotter	8,000,000	12.21%
Navitas LLC	8,000,000	12.21%
First Trust Corp-Philip Kranenburg TTEE	4,000,000	6.11%
Michael Todd Buchanan	4,000,000	6.11%
Gita Iyer	4,000,000	6.11%
James Wolfenbarger	4,000,000	6.11%
Eugene Ryeson	4,000,000	6.11%
	50,040,000	76.4%
All officers and directors as a group	2,000,000	3.05%

———————

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

(2)

Address is 20400 Stevens Creek Blvd, Suite 700, Cupertino, California 95014.

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

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

A. Exhibits

3.1	Company’s Certificate of Incorporation (1)
3.2	Company’s Bylaws (1)
3.3	Audit Committee Charter (2)
3.4	Compensation Committee Charter (2)
8.1	Merger Agreement with Fortes Financial, Inc. (3)
14	Code of Ethics (2)
23.1	Consent of Independent Auditors (4)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (4)
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (4)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (4)
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (4)

———————

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

ITEM 14.

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
Date: May 13,, 2009

VISION GLOBAL SOLUTIONS INC.

By:	/s/ JOHN KINNEY
John Kinney, Chief Accounting Officer
Date: May 13, 2009

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

	Signatures	Title	Date

By	/s/ JOHN KINNEY	John Kinney,	May 13, 2009
Chairman of the Board, Chief Accounting Officer, President, Director