Form 10-K
period 2009-03-31
VISION GLOBAL SOLUTIONS INC
filed 2009-07-13
CIK 1135657

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended March 31, 2009

Commission file number: 000-31104

VISION GLOBAL SOLUTIONS INC.

(Exact name of registrant as specified in its charter)

NEVADA	20-8203420
(State of Incorporation)	(IRS Employer ID No.)

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

Telephone: (858) 405-7385

Facsimile: (858) 456-2540

E-mail: blair@thekruegergroup.com

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange

Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).. Yes  ☐  No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of " large accelerated filer," or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐Accelerated filer ☐Non-accelerated filer ☐Smaller reporting company☑

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑  No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Aggregate Market Value as of March 31, 2009: $ 78,988 based on common shares outstanding of 75,493,885.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑  No  ☐

State issuer’s revenues for its most recent fiscal year: $0

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

75,493,885 shares of Common Stock, $0.001 par value, as of March 31, 2009

DOCUMENTS INCORPORATED BY REFERENCE

None

VISION GLOBAL SOLUTIONS INC.

Report on Form 10K

For the Fiscal Year Ended March 31, 2009

TABLE OF CONTENTS

PART I

Item 1.

Description of Business.

2

Item 2.

Description of Properties

8

Item 3.

Legal Proceedings

9

Item 4.

Submission of Matters to a Vote of Security Holders

9

PART II

Item 5.        Market For Common Equity And Related Stockholder Matters

10

Item 6.

Management’s Discussion and Analysis

11

Item 7.

Financial Statements

13

Item 8.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

14

Item 8a.

Controls and Procedures

14

Item 8b.

Other Information.

15

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With
Section 16(A) of The Exchange Act

16

PART III

Item 10.

Executive Compensation

17

Item 11.

Security Ownership of Certain Beneficial Owners and Management

17

Item 12.

Certain Relationships and Related Transactions

19

Item 13.

Exhibits And Reports on Form 10-K

19

Item 14:

Principal Accountant Fees and Services

19

SIGNATURES

21

PART I

This Annual Report on Form 10-K contains forward-looking statements regarding our business, financial condition, results of operations and prospects that are based on our current expectations, estimates and projections. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the registrant. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and are inherently subject to risks and uncertainties that are difficult to predict. As a result, actual outcomes and results may differ materially from the outcomes and results discussed in or anticipated by the forward-looking statements. All such statements are therefore qualified in their entirety by reference to the factors specifically addressed in the section entitled “Risk Factors” as well as those discussed elsewhere in this Annual Report on Form 10-K. We operate in a very competitive and rapidly changing environment. New risks can arise and it is not possible for management to predict all such risks, nor can it assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to revise or update publicly any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, other than as required by law.

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

Termination of the Proposed Merger with Fortes

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

Our Address and Agent for Service of Process

Vision Global Solutions, Inc.’s principal executive offices are located at 20400 Stevens Creek Blvd., Suite 700, Cupertino, California 95014; telephone (408) 517-3307. The Company’s duly appointed resident agent in the State of Nevada upon whom process can be served is National Corporate Research, Ltd., 202 South Minnesota Street, Carson City, NV 89703.

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

CAPITALIZATION AND INDEBTEDNESS

Pursuant to the Articles of Incorporation as filed January 7, 2005, the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of Preferred Stock, $0.001 par value share; 75,493,885 shares of Class A common shares are issued and outstanding as of March 31, 2009. There are no shares of Preferred Stock issued and outstanding.

Lines of Credit

As of March 31, 2006, Vision paid off all of its lines of credit and has not opened any new lines.

RISK FACTORS AFFECTING OUR OPERATING RESULTS, BUSINESS PROSPECTS AND MARKET PRICE OF OUR STOCK

This Annual Report on Form 10-K contains forward-looking statements. When considering the forward-looking statements made in this Report, you should consider the risks set forth directly below, and other cautionary statements throughout this Report, which may cause actual results to vary materially from the outcomes discussed in the forward-looking statements.

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

THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our ability to continue as a going concern is subject to substantial doubt given our current financial condition. If we are unable to continue as a going concern, investors in our common shares will likely lose their entire investment. We have indicated in our financial statements that there is substantial doubt about our ability to continue as a going concern. In addition, the report of the independent registered public accounting firm on our audited consolidated financial statements for the year ended March 31, 2009 includes an explanatory paragraph which indicates that there is substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be successful in raising additional funding as required.

OUR STOCK PRICE IS VERY VOLATILE.

Many factors beyond our control can affect the market price of our common shares. Even assuming that the Company is successful in merging with or acquiring any other operating company, factors impacting our success will include: variations in our operating results; variations in industry growth rates; actual or anticipated announcements of technical innovations or new products or services by us or our competitors; general economic conditions in the market for our products and services; divergence of our operating results from analysts’ expectations; and changes in earning estimates by research analysts. In particular, the market prices of the shares of many companies in the technology and emerging growth sectors have experienced wide fluctuations that have often been unrelated to the operating performance of such companies.

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

We anticipate that our cash at March 31, 2009 of $ 89, along with cash generated from operations, will be insufficient to meet our present operating and capital expenditures through fiscal 2009. We are in the process of negotiating financing with third party sources for the purpose of financing our operations. However, there is no guarantee that we shall be able to obtain this financing or that unanticipated circumstances will not require additional liquidity.

Future liquidity and cash requirements will depend on a wide range of factors; including the level of success the Company has in raising additional financing. Accordingly, there can be no assurance that the Company will be able to meet its working capital needs for any future period. As a result of some of the items noted above, the Independent Registered Public Accounting Firm’s Report for the year ended March 31, 2009 indicated that there was substantial doubt regarding the Company’s ability to continue as a going concern.

WE HAVE AFFILIATED SHAREHOLDERS WHO CAN SUBSTANTIALLY INFLUENCE THE OUTCOME OF ALL MATTERS VOTED UPON BY OUR SHAREHOLDERS AND WHOSE INTERESTS MAY NOT BE ALIGNED WITH YOURS.

The beneficial ownership of our Chief Executive Officer and several shareholders who have relatively large holdings is approximately 55%. As a result, if they were to act together, they are able to substantially influence all matters requiring the approval of our shareholders, including the election of directors and the approval of significant corporate transactions such as acquisitions. This concentration of ownership could delay, defer or prevent a change in control or otherwise impede a merger or other business combination that the Board of Directors or other shareholders may view favorably.

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

Item 2.

Description of Properties

The Company’s principal executive offices are located at 20400 Stevens Creek Blvd., Suite 700, Cupertino, California 95014. Vision Global does not lease office space, but, rather office space is provided to the Company by AE Biofuels, Inc., a Nevada corporation . As a “shell” company with no or minimal assets, the Company has no investment policies.

Item 3.

Legal Proceedings

Except as expressly provided herein, the Company is not a party to any material pending legal proceedings and, to the best of our knowledge, no such proceedings by or against the Company have been threatened, except by an attorney in Canada. On or about February 16, 2007, a case was filed against the Company in Ontario, Canada by a Canadian attorney, Robert M. Isles (“Isles”), who claims that he rendered legal services to the Company. The case was captioned, Robert M. Isles v. Vision Global Solutions, Inc. and Vision Global Solutions, Inc. , Case Number 327877103, Ontario Superior Court of Justice (the “Claim”). The Company settled the Claim in November 2007 in exchange for $30,000 and 2,000,000 shares.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during fiscal year 2009.

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

There are 597 holders of our common equity. The following table sets forth for the respective periods the prices of the Company’s Common Stock. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

DATE	HIGH	LOW	CLOSE
31-Mar-09	0.002	0.002	0.002
31-Dec-08	0.001	0.001	0.001
30-Sep-08	0.02	0.02	0.02
30-Jun-08	0.02	0.02	0.02
31-Mar-08	0.10	0.03	0.10
31-Dec-07	0.04	0.03	0.04
30-Sep-07	0.02	0.02	0.02
30-Jun-07	0.02	0.02	0.02
31-Mar-07	0.03	0.03	0.03
31-Dec-06	0.03	0.03	0.03
30-Sep-06	0.03	0.03	0.03
30-Jun-06	0.04	0.04	0.04
30-Jun-06	0.04	0.04	0.04
31-Mar-06	0.14	0.14	0.14
31-Dec-05	0.40	0.40	0.40
30-Sep-05	0.50	0.50	0.50
30-Jun-05	0.91	0.86	0.86
31-Mar-05	1.05	0.95	1.05
31-Dec-04	0.50	0.50	0.50
30-Sep-04	0.01	0.01	0.01
30-Jun-04	––	0.01	0.01
31-Mar-04	0.02	0.02	0.02
1-Mar-04	0.04	0.02	0.02
2-Feb-04	0.04	0.03	0.03
2-Jan-04	0.05	0.03	0.04
1-Dec-03	0.08	0.04	0.05
3-Nov-03	0.06	0.02	0.04
1-Oct-03	0.05	0.02	0.03
2-Sep-03	0.04	0.02	0.04
1-Aug-03	0.04	0.02	0.03

DATE	HIGH	LOW	CLOSE
1-Jul-03	0.05	0.02	0.03
2-Jun-03	0.05	0.01	0.03
1-May-03	0.10	0.02	0.02
1-Apr-03	0.14	0.02	0.05
3-Mar-03	0.25	0.03	0.14
3-Feb-03	0.07	0.01	0.04
2-Jan-03	0.02	0.01	0.01
2-Dec-02	0.06	0.01	0.01
1-Nov-02	0.04	0.01	0.02
1-Oct-02	0.05	0.02	0.03
3-Sep-02	0.08	0.03	0.04
1-Aug-02	0.11	0.04	0.05
1-Jul-02	0.08	0.03	0.04
3-Jun-02	0.11	0.07	0.07
1-May-02	0.09	0.05	0.09
2-Apr-02	0.21	0.06	0.07
4-Mar-02	0.22	0.12	0.21
6-Feb-02	0.20	0.11	0.11
4-Jan-02	0.45	0.10	0.20
12-Dec-01	0.09	0.05	0.09

The payment of dividends if any in the future shall be determined by the Board of Directors, in its discretion and will depend on, among other things, our earnings, our capital requirements; and our financial condition as well as other relevant factors. We have not paid or declared any dividends to date. Holders of common stock are entitled to receive dividends as declared and paid from time to time by our Board of Directors from funds legally available. We intend to retain any earnings for marketing and expansion purposes..

Item 6.

Management’s Discussion and Analysis

GENERAL

Special Information regarding forward looking statements.

Some of the statements in this Form 10-K are “forward-looking statements.” These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the factors set forth above under “Risk Factors.” The word “believe”, “expect”, “anticipate”, “intend”, “plan”, and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revision to any of the forward-looking statements in this document to reflect any future or developments.

The following discussion of the Company’s results should be read in conjunction with the information contained in the Consolidated Financial Statements and related Notes thereto. The following discussion provides a comparative analysis of material changes for the year ended March 31, 2009 and 2008, in the financial condition and results of operations of the company.

Plan of Operations .

The Company has not had revenue from operations in the last two years. Previously, the Company’s revenues and operating results have varied substantially from year to year. At this time, we do not have any material commitments for capital expenditures, nor are we able to anticipate the expected sources of funds for such expenditures.

In the next twelve months, we anticipate that we will be able to satisfy our cash requirements through the raise of additional funds in one or more equity or debt financings. We do not presently have any product and research plan, nor do we expect to purchase or sell plant or other significant equipment during the next twelve months.

REVENUES

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had no revenues for the year ended March 31, 2009.

COSTS OF SALES

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had no costs of sales for the year ended March 31, 2009.

TOTAL OPERATING EXPENSES

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had Total Operating Expenses of $44,193 for the year ended March 31, 2009.

NET INCOME (LOSS)

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had a Net Loss of $50,748 for the year ended March 31, 2009.

ASSETS

CASH

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had nominal Cash as of March 31, 2009.

TOTAL CURRENT ASSETS

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had nominal current assets at March 31, 2009.

TOTAL CURRENT LIABILITIES

 As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had total liabilities of $137,753 at March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company does not anticipate that its available cash resources and cash generated from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months. Additional funding will become necessary. There can be no assurances that the Company can realize sufficient revenues to satisfy its business plan and further, there can be no assurance that alternative sources of financing can be procured on behalf of the Company.

However, Management continues to evaluate various business opportunities for future operations and diversification.

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

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder's equity or that are not reflected in our condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing or hedging services with us.

Item 7.

Financial Statements

See “Index to Financial Statements” for a description of the financial statements included in this Form 10-K.

Consolidated balance sheets

Consolidated statement of operations

Consolidated statement of stockholders’ deficit

Consolidated statement of cash flows

Notes to consolidated financial statements

Item 8.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The Company has had no changes in or disagreements with its accountants during the March 31, 2009 fiscal year.

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

Under the supervision and with the participation of our management, including our President who serves as our principal executive officer and our principal financial and accounting officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the period ended March 31, 2009 (the “Evaluation Date”). As of the Evaluation Date, the Company’s President who also serves as its principal financial and accounting officer, concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in it reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s management assessed the effectiveness of its internal control over financial reporting as of March 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of March 31, 2009 the Company’s internal control over financial reporting is effective based on this criteria.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the Company’s evaluation that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. The foregoing disclosure includes management’s assessment of the effectiveness of internal control over financial reporting at March 31, 2009 including a statement that the internal control over financial reporting was effective. The Company hereby confirms that the assessment of internal control over financial reporting as of March 31, 2009 was performed. The foregoing amended disclosure includes the disclosure required by Item 308T(a)(2 and (a)(3).

Item 8b.

Other Information.

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of The Exchange Act

EXECUTIVE OFFICERS AND DIRECTORS

The director and executive officer as of March 31, 2009 is as follows:

Name	Age	Position
John Kinney	50	Chairman of the Board, President, Chief Executive Officer/ Chief Accounting Officer/Director

The following is information on the business experience of the Company’s sole director and officer. The Company has no other key employees.

John Kinney, 50, has been the Chairman of the Board of Directors, Chief Executive Officer and President of the Corporation since 2006. From 2005 until the present, Mr. Kinney has served on the Board of Directors of Yosemite National Institute, a not-for-profit corporation. In July 2006, Mr. Kinney co-founded Green Life International, an Argentinean bio-fuels company, and currently serves on its Board of Directors. In 2005, Mr. Kinney served as interim Chief Executive Officer of Zoltar Satellite Alarm Systems, Inc. and continues to serve on its Board of Directors. In 1987 Mr. Kinney joined Club Resources, Inc. as its Chief Executive Officer. Club Resources, Inc. is a club management and investment firm based in Tiburon, California. From 1990 until 2003, Mr. Kinney was the founding Chief Executive Officer of Club One, Inc., which owns and operates over 100 athletic clubs. Mr. Kinney remains as the largest common shareholder of Club One, Inc. Mr. Kinney is a firefighter for the Tiburon Volunteer Fire Department. In 1981, Mr. Kinney received his Bachelor’s degree in Human Biology, in 1983 a Master of Science in Industrial Engineering, and in 1984 a Masters in Business Administration from Stanford University.

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

CODE OF ETHICS

The Company has adopted a code of business conduct and ethics that applies to its directors, officers, and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions. Upon request, any person may obtain a copy of such code of ethics by making a written request to the Company at its offices at 20400 Stevens Creek Blvd., Suite 700, Cupertino, California 95014.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company directors and executive officers, and persons who own more than ten percent (10%) of the Company’s outstanding common stock, file with the Securities and Exchange Commission (the “Commission”) initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by the Commission to furnish the Company with copies of all such reports they file. The Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representation, as of March 31, 2009, all of the Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners have been satisfied.

Item 10.

Executive Compensation

During the years ended March 31, 2009, and 2008, executive compensation was as follows:

SUMMARY COMPENSATION TABLE

The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the two years ended March 31, 2009.

Summary Compensation Table
Name and Principal				Other Annual	Restricted Stock	Option Awards	Non-Equity Plan Compensation	Total
		($)	($)	($)	($)	($)	($)	($)
John Kinney	2009	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0

Option Grants in Fiscal Year: No stock options were granted to executive officers of the Company during the year ended March 31, 2009.

Stock Options Exercised During Fiscal Year: None

No stock options were exercised by executive officers of the Company during the year ended March 31, 2009.

LTIP Awards During Fiscal Year: None

We did not make any long-term incentive plan awards to any executive officers, directors or employees during the year ended March 31, 2009.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth certain information with respect to beneficial ownership of our stock as of March 31, 2009 by:

•

persons known by us to be the beneficial owners of more than five percent (5%) of our issued and outstanding common stock;

•

each of our executive officers and directors; and

•

all of our officers and directors as a group.

Percentages are computed using a denominator of 75,493,885 shares of common stock outstanding, which is the total number of shares outstanding as of March 31, 2009.

Name and Address of Beneficial Owner (1)	Number of Shares	Percent of Class
Elizabeth Rose	4,040,000	5.35%
John Kinney (2)(3)	2,000,000	2.65%
Robert Blair Krueger	10,000,000	13.25%
Michael L. Peterson	8,000,000	10.6%
Bradley N. Rotter	8,000,000	10.60%
Navitas LLC	8,000,000	10.60%
First Trust Corp-Philip Kranenburg TTEE	4,000,000	5.30%
Michael Todd Buchanan	4,000,000	5.30%
Gita Iyer	4,000,000	5.30%
James Wolfenbarger	4,000,000	5.30%
Eugene Ryeson	4,000,000	5.30%
	60,040,000	76.4%
All officers and directors as a group	2,000,000	2.65%

———————

(1)

Applicable percentage of beneficial ownership is based on 75,493,885 shares issued and outstanding as of March 31, 2009. Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after March 31, 2009 are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person.

(2)

Address is 20400 Stevens Creek Blvd., Suite 700, Cupertino, California 95014.

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

Item 13.

Exhibits And Reports on Form 10-K

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

(2)

Incorporated herein by this reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, filed with the Securities Exchange Commission on September 15, 2004.

(3)

Incorporated herein by this reference to the Company’s Report on Form 8-K filed with the Securities Exchange Commission on May 16, 2008.

(4)

Filed herewith.

Item 14:

Principal Accountant Fees and Services

Year ended March 31, 2009

Audit Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-K; and our quarterly reports during the fiscal year ending March 31, 2009 was $22,000.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the fiscal year ending March 31, 2009 was $0.

Tax Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to tax compliance, tax advice and tax planning for the fiscal year ending March 31, 2009 was $0.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during fiscal year ending March 31, 2009 was $0.

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

VISION GLOBAL SOLUTIONS INC.

By:	/s/ John Kinney
John Kinney Chief Executive Officer

Date: July 10, 2009

VISION GLOBAL SOLUTIONS INC.

By:	/s/ John Kinney
John Kinney John Kinney, Chief Accounting Officer

Date: July 10, 2009

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

	Signatures	Title	Date
By:	/s/ John Kinney	John Kinney,	July 10, 2009
Chairman of the Board, Chief Accounting Officer, President, Director

VISION GLOBAL SOLUTIONS INC.

Report on Form 10K

For the Fiscal Year Ended March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors

Vision Global Solutions, Inc.

We have audited the accompanying balance sheets of Vision Global Solutions, Inc. (hereinafter referred to as “the Company”) as of March 31, 2009 and 2008, and the related statements of operations, shareholders’ deficit and cash flows for years ended March 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vision Global Solutions, Inc. as of March 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended March 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States.

These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $4,738,000 through the period ended March 31, 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

July 10, 2009

200 South Park Road, SUITE 150 ● HOLLYWOOD, FLORIDA 33021 ● TELEPHONE (954) 922-5885 ● FAX (954) 922-5957

MEMBER – AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ● FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA ●REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING

OVERSIGHT BOARD OF THE SEC

VISION GLOBAL SOLUTIONS, INC.

Consolidated Balance Sheets

March 31, 2009 and 2008

	March 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$89	$1,272
Total Current Assets	89	1,272

TOTAL ASSETS	$89	$1,272

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Account payable and accrued expenses	$13,414	$22,722
Loan Payable	124,339	85,416
Total Current Liabilities	137,753	108,188

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT

Series A Preferred Stock, 1,000,000 shares authorized, 0 issued and outstanding	––	––
Blank Check preferred stock 4,000,000 shares authorized, 0 issued and outstanding	––	––
Common stock, $0.001 par value, 200,000,000 shares authorized,
75,493,885 and 65,493,885 shares issued and outstanding, respectively	75,494	65,494
Additional paid-in capital	4,525,605	4,515,605
Accumulated deficit	(4,738,763)	(4,688,015)
Total Stockholders’ Deficit	(137,664)	(106,916)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$89	$1,272

See accompanying notes to consolidated financial statements.

VISION GLOBAL SOLUTIONS, INC.

Consolidated Statement of Operations

	For The Year Ended March 31,
	2009	2008

REVENUE	$––	$––

COSTS AND OPERATING EXPENSES
General and administrative expenses	44,193	115,053
Total Operating Expenses	44,193	115,053

NET LOSS FROM OPERATIONS	(44,193)	(115,053)

OTHER EXPENSES
Interest expense	6,555	2,772
	––	––

NET LOSS	$(50,748)	$(117,825

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding--basic and diluted	71,971,984	65,160,552

See accompanying notes to consolidated financial statements.

VISION GLOBAL SOLUTIONS, INC.

Consolidated Statement of Stockholders’ Deficit

Year Ended March 31, 2009 and 2008

			Common Stock
	Series A Preferred Stock	Blank Check Preferred Stock	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance March 31, 2007	––	––	63,493,885	$63,494	$4,477,605	$(4,570,190)	$(29,091)
Common Stock Issued for Settlement	––	––	2,000,000	2,000	38,000		40,000
Net loss, Year ended March 31, 2008	––	––	––	––	––	(117,825)	(117,825)
Balance March 31, 2008	––	––	65,493,885	65,494	$4,515,605	(4,688,015)	$(106,916)
Common Stock Issued for Accrued Legal Fees	––	––	10,000,000	10,000	10,000	––	20,000
Net Loss, Year ended March 31, 2009	––	––	––	––	––	(50,748)	(50,748)
Balance March 31, 2009	––	––	75,493,885	$75,494	$4,525,605	$(4,738,763)	$(137,664)

See accompanying notes to consolidated financial statements.

VISION GLOBAL SOLUTIONS, INC.

Consolidated Statement of Cash Flows

	For The Year Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,748)	$(117,825)
Adjustments to reconcile net loss to net cash used in operating activities:

Common stock issued for litigation	––	40,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	10,642	1,889
Net Cash Used in Operating Activities	(40,106)	(75,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan	38,923	77,208
Net Cash Provided by Financing Activities	38,923	77,208

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,183)	1,272

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,272	––
CASH AND CASH EQUIVALENTS, END OF PERIOD	$89	$1,272
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$––	$––
Income taxes	$––	$––
Common Stock issued for payment of accrued legal fees	20,000	––

See accompanying notes to consolidated financial statements.

VISION GLOBAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

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

VISION GLOBAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

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

Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises

In December 2008, the FASB issued FSP FIN No. 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.” FSP FIN No. 48-3 defers the effective date of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” for certain nonpublic enterprises as defined in Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes.” However, nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles (“GAAP”) are not eligible for the deferral.  FSP FIN No. 48-3 was effective upon issuance. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

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

VISION GLOBAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

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

VISION GLOBAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

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

VISION GLOBAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

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

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard did not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

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

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations

VISION GLOBAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 2 – LOAN PAYABLE

As of March 31, 2009, the Company had received a total of $124,339 as a working capital loan. The amounts are payable upon demand and bear interest at a rate of 6% per annum. Accrued interest at March 31, 2009 amounted to $9,327.

NOTE 3 – EQUITY

In November 2007, the Company settled litigation with a third party for legal fees. The Company paid the third party $30,000 in cash and issued 2,000,000 shares of common stock valued at $40,000.

On July 31, 2008, the Company issued 10,000,000 shares of common stock valued at $20,000, as compensation for legal services.

NOTE 4 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has no operations, a net loss of $50,748 for the year ended March 31, 2009, a stockholders' deficiency of $137,664, and a working capital deficiency of $137,664. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 – SUBSEQUENT EVENT

 On March 31, 2009, the board of directors and stockholders or by unanimous consent of stockholders authorized the dissolution of VGS Acquisition Corp., a wholly-owned subsidiary of the Company.

On April 20, 2009, VGS Acquisition Corp. filed a Short Form Certificate of Dissolution with Delaware Division of Corporations.

On June 26, 2009, the Company executed a promissory note in the amount of $15,500 with Navitas Capital, LLC (“Navitas”). The note will automatically mature and be due and payable on October 1, 2009. Interest shall accrue from the date of this note on the unpaid principal amount at a rate equal to 10% per annum, compounded annually and pro-rated for any partial periods. Navitas owns approximately 10% equity interest of the Company.