Form 10-Q
period 2009-06-30
VISION GLOBAL SOLUTIONS INC
filed 2009-08-12
CIK 1135657

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______to _________.

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

Blair Krueger, Esq., Attorney at Law

The Krueger Group, LLP

5771 La Jolla Boulevard

La Jolla, California 92037

Telephone: (858) 729-9997

Facsimile: (858) 729-9995

E-mail: blair@thekruegergroup.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐  Accelerated filer ☐   Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

The number of shares outstanding of the registrant’s Common Stock on August 4, 2009 was 75,493,885.

VISION GLOBAL SOLUTIONS, INC.

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

4

 (a) Condensed Consolidated Balance Sheet as of June 30, 2009 (unaudited) and
March 31, 2009

11

 (b) Consolidated Statements of Operations (unaudited) for the Three Months Ended
June 30, 2009 & 2008

15

 (c) Consolidated Statement of Cash Flows (unaudited) for the Three Months Ended
June 30, 2009 & 2008

15

 (d) Notes to Condensed Consolidated Financial Statements

15

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3.

Quantitative and Qualitative Disclosures about Market Risks

15

Item 4T.

Controls and Procedures

15

PART II OTHER INFORMATION

Item 1.

Legal Proceedings

17

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 3.

Defaults Upon Senior Securities

17

Item 4.

Submission of Matters to a Vote of Security Holders

17

Item 5.

Other Information

17

Item 6.

Exhibits

17

SIGNATURES

18

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-Q regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions identify forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in other reports we file with the Securities and Exchange Commission (“SEC”), specifically the most recent Annual Report on Form 10-K. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent annual and periodic reports filed with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” and “the Company” refer specifically to Vision Global Solutions, Inc.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

VISION GLOBAL SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	March 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$89	$89
Total Currents Assets	89	89
TOTAL ASSETS	$89	$89

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Account payable and accrued expenses	$13,580	$13,414
Loan payable - related party	10,500	––
Loans payable	124,794	124,339
Total Current Liabilities	148,874	137,753

COMMITMENTS AND CONTINGENCIES	––	––

STOCKHOLDERS' DEFICIT
Series A Preferred Stock 1,000,000 shares authorized, 0 issued and outstanding	––	––
Blank Check Preferred Stock 4,000,000 shares authorized, 0 issued and outstanding	––	––
Common stock, $0.001 par value 200,000,000 shares authorized 75,493,885 and 75,493,885 shares issued and outstanding, respectively	75,494	75,494
Additional paid-in capital	4,525,605	4,525,605
Accumulated deficit	(4,749,884)	(4,738,763)
Total Stockholders' Deficit	(148,785)	(137,664)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$89	$89

VISION GLOBAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended June 30,
	2009	2008

REVENUE	$––	$––

COSTS AND OPERATING EXPENSES
General and administrative expenses	9,244	16,996
Total Operating Expenses	9,244	16,996

NET LOSS FROM OPERATIONS	(9,244)	(16,996)

OTHER EXPENSES
Interest expense	1,877	1,278

NET LOSS	$(11,121)	$(18,274)

Net loss per common share- basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	75,493,885	65,493,885

VISION GLOBAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Three Months Ended June 30, 2009	For Three Months Ended June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,121)	$(18,274)
Adjustments to reconcile net loss to net cash used in operating activities

Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	166	(1,139)
Net Cash Provided by Operating Activities	(10,955)	(19,413)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable - related party	10,500	––
Loans payable	455	18,540
Net Cash Provided by Financing Activities	10,955	18,540

EXCHANGE RATE LOSS	––	––

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	––	(873)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	89	1,272

CASH AND CASH EQUIVALENTS, END OF PERIOD	$89	$(399)

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$––	$––
Income taxes	$––	$––
Common Stock issued for payment of accrued legal fees	$––	$––

VISION GLOBAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Vision Global's annual report filed with the SEC on 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year ended March 31, 2009 as reported in the 10-K have been omitted.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

Reclassification. Certain amounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year consolidated financial statements.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used in measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measurements, however, the application of this statement may change current practice. On January 1, 2008, the Company adopted SFAS 157 and the adoption of this statement had no material effect on the Company’s financial statements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157.” FSP 157-2 delays the effective date of adoption for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. As such, the Company adopted the provisions of SFAS 157 with respect to non-recurring fair value measurements for non-financial assets and liabilities as of January 1, 2009. Adoption of this statement did not have a material effect on the Company’s financial statements.

In April 2009, the Financial Accounting Standards Board (FASB) issued Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and APB 28-1). FSP 107-1 amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009 and the Company has adopted them in second quarter 2009. Adoption of this statement did not have a material effect on the Company’s financial statements. See Note 17 Fair Value Measurement.

In April 2009, the FASB issued Staff Position SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance in estimating fair value under statement No. 157, “Fair Value Measurements” (SFAS 157), when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. FSP 157-4 also provides additional guidance on circumstances that may indicate a transaction is not orderly. FSP 157-4 is effective for interim periods ending after June 15, 2009, and the Company has adopted its provisions during second quarter 2009. Adoption of this statement did not have a material effect on the Company’s financial statements.

In May 2009, the FASB issued SFAS 165, “Subsequent Events”. SFAS 165 modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of SFAS 165 for the period ended June 30, 2009. See Note 18.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification(TM) ("Codification") and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). SFAS No. 168 establishes the Codification as the single official source of authoritative United States accounting and reporting standards for all non-governmental entities (other than guidance issued by the SEC). The Codification changes the referencing and organization on financial standards and is effective for interim and annual periods ending on or after September 15, 2009. We will apply the Codification to our disclosures beginning with our report for the period ended September 30, 2009. As Codification is not intended to change the existing accounting guidance, its adoption will not have an impact on our financial statements.

VISION GLOBAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

NOTE 2 – LOAN PAYABLE – RELATED PARTY

On June 26, 2009, the Company executed a promissory note in the amount of $15,500 with Navitas Capital, LLC (“Navitas”). The note will automatically mature and be due and payable on October 1, 2009. Interest shall accrue from the date of this note on the unpaid principal amount at a rate equal to 10% per annum, compounded annually and pro-rated for any partial periods. Navitas owns approximately 10% equity interest of the Company. As of June 30, 2009 the Company had received $10,500 of proceeds of the loan. The remaining $4,500 was received by the Company in July 2009.

NOTE 3 – LOAN PAYABLE

As of June 30, 2009, the Company had received a total of $124,794 as a working capital loan. The amounts are payable upon demand and bear interest at a rate of 6% per annum. Accrued interest at June 30, 2009 amounted to $11,192.

NOTE 4 – EQUITY

In November 2007, the Company settled litigation with a third party for legal fees. The Company paid the third party $30,000 in cash and issued 2,000,000 shares of common stock valued at $40,000.

On July 31, 2008, the Company issued 10,000,000 shares of common stock valued at $20,000, as compensation for legal services.

NOTE 5 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has no operations, a net loss of $9,244 for the three months ended June 30, 2009, a stockholders' deficiency of $48,785, and a working capital deficiency of $148,785. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6 – FAIR VALUE MEASUREMENT

Fair value, as defined in SFAS 157, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, whether using an in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the Company’s credit risk.

Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of the techniques requires significant judgment and are primarily dependent upon the characteristics of the asset or liability, the principal (or most advantageous) market in which participants would transact for the asset or liability and the quality and availability of inputs. Inputs to valuation techniques are classified as either observable or unobservable within the following hierarchy:

Level 1 Inputs

These inputs come from quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 Inputs

These inputs are other than quoted prices that are observable, for an asset or liability. This includes: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

VISION GLOBAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

Level 3 Inputs

These are unobservable inputs for the asset or liability which require the Company’s own assumptions.

As required by SFAS 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Our only financial asset carried at fair value is cash held in commercial bank accounts with short term maturities. We consider the statement we receive from the bank as a quoted price (Level 1 remeasurement) for cash and measure the fair value of these assets using the bank statement.

Our only financial liabilities carried at fair value are notes payable (non-related and related parties). The carrying value of the Company’s notes payable approximates fair value due to the short-term maturity of this instrument. The Company is unable to estimate the fair value of the long term debt (related party) due to the unsecured nature of this loan and the lack of comparable available credit facilities (Level 3 remeasurement).

The carrying amounts and fair values of the Company’s financial instruments at June 30, 2009, are as follows:

		Fair Value Measurements
	Carrying Amount at June 30, 2009	Level 1	Level 2	Level 3
Assets
Cash	$89	$89	$––	$––
Total	$89	$89	$––	––
			––	––
Liabilities
Notes payable	$10,500	$––	$––	$10,500
Notes payable (related party)	124,794	––	––	124,794
Total	$135,294	$––	$––	$135,294

NOTE 7 – SUBSEQUENT EVENTS

Our Company has evaluated subsequent events that have occurred from June 30, 2009 through August 12, 2009, the date of filing of this Quarterly Report on Form 10-Q. There were no material events during this period that required recognition or disclosure in our financial statements.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•

History and Development of Vision Global Solutions, Inc.

•

Results of Operations.

•

Liquidity and Capital Resources.

•

Critical Accounting Estimates.

The following discussion should be read in conjunction with the Vision Global Solutions, Inc. consolidated financial statements and accompanying notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect the plans, estimates and beliefs of Vision Global Solutions, Inc Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," and similar expressions are intended to identify forward-looking statements. The actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report and in other reports we file with the Securities and Exchange Commission (“SEC”), specifically the most recent Annual Report on Form 10-K.” The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law.  All references to years relate to the fiscal year ended March 31 of the particular year.

History and Development of Vision Global Solutions, Inc.

Outer Edge Holdings, Inc.

Outer Edge Holdings, Inc. ("Outer Edge") was incorporated under laws of the Province of Ontario. Outer Edge was incorporated as "Consumer General, Inc." on September 9, 1988. On March 29, 1999, Outer Edge amalgamated with 1345166 Ontario Inc. to form and continue under the name "Outer Edge Holdings, Inc." Outer Edge had no subsidiaries or affiliates.

Immediately prior to the amalgamations discussed below, Outer Edge did not conduct any business other than owing certain debts to 1397629 Ontario, Inc. 1397629 Ontario, Inc. was incorporated under the laws of the Province of Ontario as a private company according to the laws of that jurisdiction. 1397629 Ontario, Inc. was incorporated on September 9, 1999. Immediately prior to the amalgamations discussed below, 1397629 Ontario, Inc. did not carry on any active business other than holding certain debts owed by Outer Edge.

Outer Edge Holdings, Inc., 1397629 Ontario, Inc. and Vision Ontario, Inc. negotiated the amalgamation transaction which was formalized by three separate agreements between the parties:

1.

a Pre-amalgamation agreement;

2.

a Stage 1 Amalgamation agreement; and

3.

a Stage 2 Amalgamation agreement.

Pursuant to the Stage 1 amalgamation agreement, Outer Edge Holdings Inc. and 1397629 Ontario, Inc. amalgamated on December 13, 2000 to form OEHI Capital, Inc.

The Stage 1 amalgamation negotiations between Outer Edge Holdings, Inc. and 1397629 Ontario, Inc. were at arm's length. There were no common officers, directors or principals between the two parties. Pursuant to the Stage 2 amalgamation agreement, OEHI Capital, Inc. and Vision Ontario, Inc. amalgamated on December 20, 2000 to form Vision Global Solutions, Inc., the registrant. The Stage 2 amalgamation negotiations between OEHI Capital, Inc. and Vision Ontario, Inc. were at arm's length. There were no common officers, directors or principals between the two parties.

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

However, Management continues to evaluate various business opportunities for future operations and diversification

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used in measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measurements, however, the application of this statement may change current practice. On January 1, 2008, the Company adopted SFAS 157 and the adoption of this statement had no material effect on the Company’s financial statements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157.” FSP 157-2 delays the effective date of adoption for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. As such, the Company adopted the provisions of SFAS 157 with respect to non-recurring fair value measurements for non-financial assets and liabilities as of January 1, 2009. Adoption of this statement did not have a material effect on the Company’s financial statements.

In April 2009, the Financial Accounting Standards Board (FASB) issued Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and APB 28-1). FSP 107-1 amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009 and the Company has adopted them in second quarter 2009. Adoption of this statement did not have a material effect on the Company’s financial statements. See Note 17 Fair Value Measurement.

In April 2009, the FASB issued Staff Position SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance in estimating fair value under statement No. 157, “Fair Value Measurements” (SFAS 157), when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. FSP 157-4 also provides additional guidance on circumstances that may indicate a transaction is not orderly. FSP 157-4 is effective for interim periods ending after June 15, 2009, and the Company has adopted its provisions during second quarter 2009. Adoption of this statement did not have a material effect on the Company’s financial statements.

In May 2009, the FASB issued SFAS 165, “Subsequent Events”. SFAS 165 modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of SFAS 165 for the period ended June 30, 2009. See Note 18.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification(TM) ("Codification") and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). SFAS No. 168 establishes the Codification as the single official source of authoritative United States accounting and reporting standards for all non-governmental entities (other than guidance issued by the SEC). The Codification changes the referencing and organization on financial standards and is effective for interim and annual periods ending on or after September 15, 2009. We will apply the Codification to our disclosures beginning with our report for the period ended September 30, 2009. As Codification is not intended to change the existing accounting guidance, its adoption will not have an impact on our financial statements.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4T.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, as a result of the matters discussed below, with respect to our internal control over financial reporting, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

As of December 31, 2008, we concluded that we had no material weakness in our internal controls over financial reporting with respect to financial reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this report that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

Our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Our controls and procedures are designed to provide reasonable assurance that our control system’s objective will be met and our CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls in future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II -- OTHER INFORMATION

Item 1.

Legal Proceedings

The Corporation is not a party to any material pending legal proceedings, and to the best of our knowledge, no such proceedings by or against the Corporation have been threatened.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

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

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

None

Item 5.

Other Information.

None

Item 6.

Exhibits.

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vision Global Solutions, Inc.

By:	/s/ JOHN KINNEY
John Kinney (Principal Accounting Officer)

Date: August 12, 2009

18