Form 10-Q
period 2009-09-30
VISION GLOBAL SOLUTIONS INC
filed 2009-11-16
CIK 1135657

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2009

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

E-mail: blair@thekruegergroup.com

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer Yes  ☑ No ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑ No ¨

The number of shares outstanding of the registrant’s Common Stock on November 4, 2009 was 75,493,885.

VISION GLOBAL SOLUTIONS, INC.

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item 1        Financial Statements.

4

(a) Condensed Consolidated Balance Sheet as of September 30, 2009 (unaudited)
and March 31, 2009

4

(b) Consolidated Statement of Operations (unaudited) for the Three and Six Months ended September 30, 2009 and 2008

5

(c) Consolidated Statement of Cash Flows (unaudited) for the Six Months ended September 30, 2009 and 2008

6

(d) Notes to Condensed Consolidated Financial Statements

7

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations.

10

Item 3.        Quantitative and Qualitative Disclosures about Market Risk.

15

Item 4T.      Controls and Procedures.

16

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings.

17

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

17

Item 3.        Defaults Upon Senior Securities.

17

Item 4.        Submission of Matters to a Vote of Security Holders.

17

Item 5.        Other Information.

17

Item 6.        Exhibits.

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

VISION GLOBAL SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2009	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$969	$89
Total Currents Assets	969	89

TOTAL ASSETS	$969	$89

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Account payable and accrued expenses	18,245	13,414
Loan payable - related party	15,500	–
Loans payable	$124,794	$124,339
Total Current Liabilities	158,539	137,753

COMMITMENTS AND CONTINGENCIES	–	–

STOCKHOLDERS' DEFICIT
Series A Preferred Stock 1,000,000 shares authorized, 0 issued and outstanding	–	–
Blank Check Preferred Stock 4,000,000 shares authorized, 0 issued and outstanding	–	–
Common stock, $0.001 par value 200,000,000 shares authorized
75,493,885 and 75,493,885 shares issued and outstanding, respectively	75,494	75,494
Additional paid-in capital	4,525,605	4,525,605
Accumulated deficit	(4,758,669)	(4,738,763)
Total Stockholders' Deficit	(157,570)	(137,664)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$969	$89

The accompanying notes are an integral part of the financial statements

VISION GLOBAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30,		For The Six Months Ended September 30,
	2009	2008	2009	2008

REVENUE	$–	$–	$–	$–

COSTS AND OPERATING EXPENSES
General and administrative expenses	6,507	16,711	15,751	33,706
Total Operating Expenses	6,507	16,711	15,751	33,706

NET LOSS FROM OPERATIONS	(6,507)	(16,711)	(15,751)	(33,706)

OTHER EXPENSES
Interest expense	2,278	1,694	4,155	2,973

NET LOSS	$(8,785)	$(18,405)	$(19,906)	$(36,679)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	75,493,885	73,319,972	75,493,885	69,428,311

The accompanying notes are an integral part of the financial statements

VISION GLOBAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,906)	$(36,679)
Adjustments to reconcile net loss to net cash used in
operating activities
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	4,831	3,265
Net Cash Used in Operating Activities	(15,075)	(33,414)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable - related party	15,500	–
Loans payable	455	32,416
Net Cash Provided by Financing Activities	15,955	32,416

EXCHANGE RATE LOSS	–	–

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	880	(998)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	89	1,272

CASH AND CASH EQUIVALENTS, END OF PERIOD	$969	274

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$–	$–
Income taxes	$–	$–

The accompanying notes are an integral part of the financial statements

VISION GLOBAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Vision Global's annual report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal  year ended March 31, 2009 as reported in the Form 10-K have been omitted.

Principles of Consolidation.  These consolidated statements include the accounts of Vision Global Solutions, Inc., a Nevada Corporation, and its wholly-owned subsidiary VGS Acquisition Corp, a Delaware corporation.

On March 31, 2009, the board of directors and stockholders by unanimous consent of stockholders authorized the dissolution of VGS Acquisition Corp., a wholly-owned subsidiary of the Company.

On April 20, 2009, VGS Acquisition Corp. filed a Short Form Certificate of Dissolution with the Delaware Division of Corporations.

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

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Reclassification. Certain amounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year consolidated financial statements.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted.   The adoption of this standard is not expected to have any impact on the Company’s financial position and results of operations.

VISION GLOBAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard did not have an impact on the Company’s financial position and results of operations.

NOTE 2 – LOAN PAYABLE – RELATED PARTY

On June 26, 2009, the Company executed a promissory note in the amount of $15,500 with Navitas Capital, LLC (“Navitas”). The note will automatically mature and be due and payable on October 1, 2009. Interest shall accrue from the date of this note on the unpaid principal amount at a rate equal to 10% per annum, compounded annually and pro-rated for any partial periods. Navitas owns approximately 10% equity interest of the Company. Accrued interest at September 30, 2009 amounted to $402.

NOTE 3 – LOAN PAYABLE

As of September 30, 2009, the Company had received a total of $124,794 as a working capital loan. The amounts are payable upon demand and bear interest at a rate of 6% per annum. Accrued interest at September 30, 2009 amounted to $13,080.

NOTE 4 – EQUITY

In November 2007, the Company settled litigation with a third party for legal fees. The Company paid the third party $30,000 in cash and issued 2,000,000 shares of common stock valued at $40,000.

On July 31, 2008, the Company issued 10,000,000 shares of common stock valued at $20,000, as compensation for legal services.

NOTE 5 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has no operations, a net loss of $19,906 for the six months ended September 30, 2009, a stockholders' deficit of $157,570, and a working capital deficiency of $157,570. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6 – SUBSEQUENT EVENTS

Our Company has evaluated subsequent events that have occurred from September 30, 2009 through November 16, 2009, the date of filing of this Quarterly Report on Form 10-Q.

On November 10, 2009, the Company executed a promissory note in the amount of $26,061 with Navitas Capital, LLC (“Navitas”) which consisted of $15,500 previously described in the Promissory Note dated  June 26, 2009, and an additional $10,000 paid to the Company, along with accrued interest. The note will automatically mature and be due and payable on November 4, 2010. Interest shall accrue from the date of this note on the unpaid principal amount at a rate equal to 10% per annum, compounded annually and pro-rated for any partial periods. Navitas owns approximately 10% equity interest of the Company.

VISION GLOBAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

On November 3, 2009, the Corporation, by Unanimous Written Consent of the Board, elected Mr. Todd Waltz as the sole Director of the Corporation and also appointed Mr. Waltz as the President and Chief Executive Officer of the Corporation (the “UWC Appointing the CEO”). By operation of the Corporation’s Bylaws, Mr. Waltz also serves as the Corporation’s Principal Accounting Officer.

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

Immediately after the appointment of Mr. John Kinney as the sole Director of the Corporation by the UWC Setting the Effective Date described above, the Corporation, by Unanimous Written Consent of the Board of Directors, appointed Mr. Kinney as the President and Chief Executive Officer of the Corporation (the “UWC Appointing the CEO”). By operation of the Corporation’s Bylaws, Mr. Kinney also served as the Corporation’s Principal Accounting Officer. As of December 14, 2006, Mr. John Kinney executed an Employment Agreement (the “Employment Agreement”) with the Corporation to establish his compensation at 25,000 shares of Common Stock of the Corporation in exchange for Mr. Kinney’s services to the Corporation as its President, Chief Executive Officer and Sole Director for up to two years or until the Corporation is merged with an operating company. The UWC Appointing the CEO and the Employment Agreement are filed as an Exhibits 99.4 and 10.4, respectively, to the Form 8-K filed by the Corporation on December 14, 2006 and are incorporated herein by this reference.

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

Resignation of JK and Appointment of Todd Waltz

On November 3, 2009, the Corporation, by Unanimous Written Consent of the Board, elected Mr. Todd Waltz as the sole Director of the Corporation and also appointed Mr. Waltz as the President and Chief Executive Officer of the Corporation (the “UWC Appointing the CEO”). By operation of the Corporation’s Bylaws, Mr. Waltz also serves as the Corporation’s Principal Accounting Officer.  As of November 4, 2009, Mr. Todd Waltz executed an Employment Agreement (the “Employment Agreement”) with the Corporation covering Mr. Waltz’s services to the Corporation as its President, Chief Executive Officer and Sole Director for up to two years or until the Corporation is merged with an operating company. The terms of the Employment Agreement regarding compensation will be determined by the Board of Directors in the future. The UWC Appointing the CEO and the Employment Agreement are filed as Exhibits 2.2 and 2.3, respectively, to the Form 8-K filed by the Corporation on November 5, 2009 and are incorporated herein by this reference.

Immediately thereafter, John Kinney executed a Resignation Letter from his position as director, officer and employee of the Corporation effective as of November 3, 2009.  The Resignation is filed as Exhibit 2.1 to the Form 8-K filed by the Corporation on November 5, 2009 and is incorporated herein by reference.

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

However, Management continues to evaluate various business opportunities for future operations and diversification

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted.   The adoption of this standard is not expected to have any impact on the Company’s financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard did not have an impact on the Company’s financial position and results of operations.

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

Changes in Internal Controls over Financial Reporting

As of March 31, 2009, we concluded that we had no material weakness in our internal controls over financial reporting with respect to financial reporting.  There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this report that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Legal Proceedings.

The Corporation is not a party to any material pending legal proceedings, and to the best of our knowledge, no such proceedings by or against the Corporation have been threatened.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

None

Item 5.

Other Information.

On November 10, 2009, Vision Global Solutions, Inc., a Nevada corporation (“VIGS”), and Navitas Capital, LLC, a Nevada limited liability company (“Navitas”), and a shareholder of VIGS, entered into a Promissory Note (the “Note”) for $26,060 representing the balance from the note created on July 26, 2009 plus accrued interest, plus an additional $10,000 borrowing.  The Note shall accrue at an interest rate equal to 10.0% per annum, compounded monthly and pro-rated for any partial periods.  The Note will automatically mature and become due and payable on November 4, 2009.  A copy of the Promissory Note is filed as Exhibit 2.1 to this Quarterly Report, and is expressly incorporated herein by reference.

Item 6.

Exhibits.

2.1

Letter of Resignation incorporated herein by reference to our Current Report filed on Form 8-K on November 5, 2009

2.2

Unanimous Written Consent incorporated herein by reference to our Current Report filed on Form 8-K on November 5, 2009

2.3

Executive Employment Agreement incorporated herein by reference to our Current Report filed on Form

8-K on November 5, 2009

10.1

Promissory Note dated November 10, 2009 with Navitas Capital, LLC

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

Vision Global Solutions, Inc.

By:	/s/ Todd Waltz
Todd Waltz (Principal Accounting Officer)

Date: November 16, 2009

19