Form 10-Q
period 2009-12-31
VISION GLOBAL SOLUTIONS INC
filed 2010-02-16
CIK 1135657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended December 31, 2009

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

The number of shares outstanding of the registrant’s Common Stock on February 15, 2010 was 75,493,885.

VISION GLOBAL SOLUTIONS, INC.
FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

ii

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
VISION GLOBAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 (unaudited) and March 31, 2009 (audited)

	December 31,	March 31,
	2009	2009
	(Unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$4,396	$89
Total Currents Assets	4,396	89

TOTAL ASSETS	$4,396	$89

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Account payable and accrued expenses	18,604	13,414
Loan payable - related party	25,500	–
Loans payable	$124,794	$124,339
Total Current Liabilities	168,898	137,753

COMMITMENTS AND CONTINGENCIES	–	–

STOCKHOLDERS' DEFICIT
Series A Preferred Stock 1,000,000 shares authorized, 0 issued and outstanding	–	–
Blank Check Preferred Stock 4,000,000 shares authorized, 0 issued and outstanding	–	–
Common stock, $0.001 par value 200,000,000 shares authorized
75,493,885 and 75,493,885 shares issued and outstanding, respectively	75,494	75,494
Additional paid-in capital	4,525,605	4,525,605
Series A Preferred Stock, 1,000,000 shares authorized, 0 issued and outstanding	-	-
Accumulated deficit	(4,765,601))	(4,738,763)
Total Stockholders' Deficit	(164,502))	(137,664)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,396	$89

The accompanying notes are an integral part of the financial statements

VISION GLOBAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended December 31,		For The Nine Months Ended December 31,
	2009	2008	2009	2008

REVENUE	$–	$–	$–	$–

COSTS AND OPERATING EXPENSES
General and administrative expenses	4,811	5,746	20,562	39,452
Total Operating Expenses	4,811	5,746	20,562	39,452

NET LOSS FROM OPERATIONS	(4,811)	(5,746)	(20,562)	(39,452)

OTHER EXPENSES
Interest expense	2,121	1,522	6,276	4,495

NET LOSS	$(6,932)	$(7,268)	$(26,838)	$(43,947)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	75,493,885	71,604,997	75,493,885	71,604,997

The accompanying notes are an integral part of the financial statements

VISION GLOBAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,838)	$(43,947)
Common stock issued for services	-	20,000
Adjustments to reconcile net loss to net cash used in
operating activities
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	5,190	(11,562)
Net Cash Used in Operating Activities	(21,648)	(35,509)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable - related party	25,500	–
Loans payable	455	34,376
Net Cash Provided by Financing Activities	25,955	34,376

EXCHANGE RATE LOSS	–	–

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	4,307	(1,133)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	89	1,272

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,396	139

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$–	$4,495
Income taxes	$–	$–
Common Stock issued for payment of accrued legal fees	$–	$20,000

The accompanying notes are an integral part of the financial statements

VISION GLOBAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008

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
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008

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
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008

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

NOTE 2 – LOAN PAYABLE – RELATED PARTY

On June 26, 2009, the Company executed a promissory note in the amount of $15,500 with Navitas Capital, LLC (“Navitas”). The note automatically matured and was due and payable on October 1, 2009.  Interest accrued from the date of this note on the unpaid principal amount at a rate equal to 10% per annum, compounded annually and pro-rated for any partial periods. Navitas owns approximately 10% equity interest of the Company. On November 10, 2009, the Company executed a promissory note in the amount of $26,061 with Navitas which consisted of $15,500 previously described in the Promissory Note dated June 26, 2009, and an additional $10,000 paid to the Company, along with accrued interest.  The prior Note is replaced and superceded in its entirety by the Note dated November 10, 2009.  The note will automatically mature and be due and payable on November 4, 2010.  Interest shall accrue from the date of this note on the unpaid principal amount at a rate equal to 10% per annum, compounded annually and pro-rated for any partial periods.  Accrued interest at December 31, 2009 amounted to $636.

NOTE 3 – LOAN PAYABLE

As of December 31, 2009, the Company had received a total of $124,794 as a working capital loan. The amounts are payable upon demand and bear interest at a rate of 6% per annum. Accrued interest at December 31, 2009 amounted to $14,967.

NOTE 4 – EQUITY

In November 2007, the Company settled litigation with a third party for legal fees. The Company paid the third party $30,000 in cash and issued 2,000,000 shares of common stock valued at $40,000.

On July 31, 2008, the Company issued 10,000,000 shares of common stock valued at $20,000, as compensation for legal services.

NOTE 5 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has no operations, a net loss of $26,838 for the nine months ended December 31, 2009, a stockholders' deficit of $164,502, and a working capital deficiency of $164,502. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6 – SUBSEQUENT EVENTS

Our Company has evaluated subsequent events that have occurred from December 31, 2009 through February 15, 2010, the date of filing of this Quarterly Report on Form 10-Q.

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

Resignation of John Kinney and Appointment of Todd Waltz

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

ITEM 3. QUANTITAVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our Chief Executive Officer is responsible for establishing and maintaining disclosure controls and procedures for us as defined in Rules 13a-15(e) and 15d-(15(e) of the Securities Exchange Act of 1934.  Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer who also acts as our principal financial and principal accounting officer, to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls or our internal controls will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control.  The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Under the supervision and with the participation of our management, including our Chief Executive Officer who serves as our principal executive officer and our principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the period ended X (the “Evaluation Date”). As of the Evaluation Date, our Chief Executive Officer who also serves as our principal financial and accounting officer, concluded that we  maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Corporation is not a party to any material pending legal proceedings, and to the best of our knowledge, no such proceedings by or against the Corporation have been threatened.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS.

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

Vision Global Solutions, Inc.

	By:	/s/ Todd Waltz
Date: February 15, 2010		Todd Waltz (Principal Accounting Officer)