Form 10-K
period 2010-03-31
VISION GLOBAL SOLUTIONS INC
filed 2010-06-28
CIK 1135657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No  ☑

\

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of " large accelerated filer," or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐   Accelerated filer  ☐   Non-accelerated filer  ☐   Smaller reporting company  ☑

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑  No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Aggregate Market Value as of September 30, 2009: $301,975 based on common shares outstanding of 75,493,885.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

75,493,885 shares of Common Stock, $0.001 par value, as of June 25, 2010

DOCUMENTS INCORPORATED BY REFERENCE

None

VISION GLOBAL SOLUTIONS INC.
Report on Form 10K
For the Fiscal Year Ended March 31, 2010

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

Immediately after the appointment of Mr. John Kinney as the sole Director of the Company by the UWC Setting the Effective Date described above, the Company, by Unanimous Written Consent of the Board of Directors, appointed John Kinney as the President and Chief Executive Officer of the Company (the “UWC Appointing the CEO”). As of December 14, 2006, Mr. John Kinney executed an Employment Agreement (the “Employment Agreement”) with the Company to establish his compensation at 25,000 shares of Common Stock of the Company in exchange for Mr. Kinney’s services to the Company as its President, Chief Executive Officer and Sole Director for up to two years or until the Company is merged with an operating company. The UWC Appointing the CEO and the Employment Agreement are filed as Exhibits 99.4 and 10.4, respectively, to Form 8-K filed by the Company on December 14, 2006.and are incorporated herein by this reference.

On November 3, 2009, by Unanimous Written Consent, the Board of Directors (the “Board”) of Vision Global Solutions, Inc., a Nevada corporation (“VIGS”) accepted the resignation of John Kinney as the sole director of the Corporation due to Mr. Kinney’s decision to focus his attention on his other business interests.  Mr. Kinney also resigned from his positions a Chief Executive Officer, President, Secretary and Treasurer.   A copy of his resignation letter is filed as Exhibit 2.1 to Form 8-K filed by the Company on November 5, 2009, and is expressly incorporated herein by reference.

The Corporation, by Unanimous Written Consent, then appointed Mr. Todd Waltz as the new sole director of the Corporation.  Immediately after this appointment, the Corporation appointed Mr. Waltz as Chief Executive Officer, President, Secretary and Treasurer.  As of November 4, 2009 Mr. Waltz executed an Employment Agreement (the “Employment Agreement”) with the Corporation for Mr. Waltz’s services for up to two years or until the Corporation is merged with an operating company.  The UWC appointing the CEO and the Employment Agreement are filed as Exhibits 2.2 and 2.3 to Form 8-K filed by the Company on November 5, 2009 and are incorporated herein by this reference.

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

CAPITALIZATION AND INDEBTEDNESS

Pursuant to the Articles of Incorporation as filed January 7, 2005, the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of Preferred Stock, $0.001 par value share; 75,493,885 shares of Class A common shares are issued and outstanding as of March 31, 2010 and 2009. There are no shares of Preferred Stock issued and outstanding.

Lines of Credit

As of March 31, 2006, Vision paid off all of its lines of credit and has not opened any new lines.

Notes Payable

As of March 31, 2010 and 2009, the Company has funded ongoing expenses with loans totaling $150,855 and 124,339 as of March 31, 2010 and 2009, respectively.  These notes bear interest at annual interest rates of 6-10%

RISK FACTORS AFFECTING OUR OPERATING RESULTS, BUSINESS PROSPECTS AND MARKET PRICE OF OUR STOCK

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

We anticipate that our cash at March 31, 2010 of $551, along with cash generated from operations, will be insufficient to meet our present operating and capital expenditures through fiscal 2010. We are in the process of negotiating financing with third party sources for the purpose of financing our operations. However, there is no guarantee that we shall be able to obtain this financing or that unanticipated circumstances will not require additional liquidity.

Future liquidity and cash requirements will depend on a wide range of factors; including the level of success the Company has in raising additional financing. Accordingly, there can be no assurance that the Company will be able to meet its working capital needs for any future period. As a result of some of the items noted above, the Independent Registered Public Accounting Firm’s Report for the year ended March 31, 2010 indicated that there was substantial doubt regarding the Company’s ability to continue as a going concern.

WE HAVE AFFILIATED SHAREHOLDERS WHO CAN SUBSTANTIALLY INFLUENCE THE OUTCOME OF ALL MATTERS VOTED UPON BY OUR SHAREHOLDERS AND WHOSE INTERESTS MAY NOT BE ALIGNED WITH YOURS. 7

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

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of our knowledge, no such proceedings by or against the Company have been threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during fiscal year 2010.

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

DATE	HIGH	LOW	CLOSE
31-Mar-10	0.014	0.002	0.003
31-Dec-09	0.020	0.002	0.003
30-Sep-09	0.005	0.003	0.003
30-Jun-09	0.006	0.002	0.005
31-Mar-09	0.004	0.001	0.002
31-Dec-08	0.001	0.001	0.001
30-Sep-08	0.030	0.001	0.001
30-Jun-08	0.025	0.020	0.020
31-Mar-08	0.10	0.03	0.10
31-Dec-07	0.04	0.03	0.04
30-Sep-07	0.02	0.02	0.02
30-Jun-07	0.02	0.02	0.02
31-Mar-07	0.03	0.03	0.03
31-Dec-06	0.03	0.03	0.03
30-Sep-06	0.03	0.03	0.03
30-Jun-06	0.04	0.04	0.04
31-Mar-06	0.14	0.14	0.14
31-Dec-05	0.40	0.40	0.40
30-Sep-05	0.50	0.50	0.50
30-Jun-05	0.91	0.86	0.86
31-Mar-05	1.05	0.95	1.05

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

The following discussion of the Company’s results should be read in conjunction with the information contained in the Consolidated Financial Statements and related Notes thereto. The following discussion provides a comparative analysis of material changes for the years ended March 31, 2010 and 2009, in the financial condition and results of operations of the company.

Plan of Operations

The Company has not had revenue from operations in the last two years. Previously, the Company’s revenues and operating results have varied substantially from year to year .  At this time, we do not have any material commitments for capital expenditures, nor are we able to anticipate the expected sources of funds for such expenditures.

In the next twelve months, we anticipate that we will be able to satisfy our cash requirements through the raise of additional funds in one or more equity or debt financings. We do not presently have any product and research plan, nor do we expect to purchase or sell plant or other significant equipment during the next twelve months.

REVENUES

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had no revenues for the year ended March 31, 2010.

COSTS OF SALES

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had no costs of sales for the year ended March 31, 2010 .

TOTAL OPERATING EXPENSES

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had Total Operating Expenses of $26,532 for the year ended March 31, 2010.

NET INCOME (LOSS)

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had a Net Loss of $35,283for the year ended March 31, 2010.

ASSETS

CASH

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had nominal Cash as of March 31, 2010.

TOTAL CURRENT ASSETS

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had nominal current assets at March 31, 2010.

TOTAL CURRENT LIABILITIES

 As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had total liabilities of $173,498 at March 31, 2010.

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

Consolidated statement of stockholders’ deficit

Consolidated statement of cash flows

Notes to consolidated financial statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no changes in or disagreements with its accountants during the March 31, 2010 fiscal year.

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

Under the supervision and with the participation of our management, including our President who serves as our principal executive officer and our principal financial and accounting officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the period ended March 31, 2010 (the “Evaluation Date”). As of the Evaluation Date, the Company’s President who also serves as its principal financial and accounting officer, concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in it reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s management assessed the effectiveness of its internal control over financial reporting as of March 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in  Internal Control-Integrated Framework . The Company’s management has concluded that, as of March 31, 2010 the Company’s internal control over financial reporting is effective based on this criteria.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the Company’s evaluation that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. The foregoing disclosure includes management’s assessment of the effectiveness of internal control over financial reporting at March 31, 2010 including a statement that the internal control over financial reporting was effective. The Company hereby confirms that the assessment of internal control over financial reporting as of March 31, 2010 was performed. The foregoing amended disclosure includes the disclosure required by Item 308T(a)(2 and (a)(3).

ITEM 8B. OTHER INFORMATION.

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

The director and executive officer as of March 31, 2010 is as follows:

Name	Age	Position
Todd Waltz	49	Chairman of the Board, President, Chief Executive Officer/Secretary/Director

The following is information on the business experience of the Company’s sole director and officer. The Company has no other key employees.

Todd Waltz, 49, has been the Chairman of the Board of Directors, Chief Executive Officer, President and Secretary of the Corporation since November 2009.  From 2007 until the present, Mr. Waltz has served as Corporate Controller and since January 2010 Chief Financial Officer of AE Biofuels, Inc., a renewable energy company.  From 1994 to 2007, Mr. Waltz served with increasing responsibility in a variety of senior financial management and business partner roles in the On-line Services and R&D divisions of Apple, Inc.  Mr. Waltz received his bachelor degree from Mount Union College in 1983, his MBA from Santa Clara University in 1997 and his Master of Science in Taxation from San Jose State University in 2008.  Mr. Waltz has more than 25 years experience in public and private accounting with global public firms.  Mr. Waltz is a Certified Public Accountant (inactive) in the state of California.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company directors and executive officers, and persons who own more than ten percent (10%) of the Company’s outstanding common stock, file with the Securities and Exchange Commission (the “Commission”) initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by the Commission to furnish the Company with copies of all such reports they file. The Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representation, as of March 31, 2010, all of the Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners have been satisfied.

PART III

ITEM 10. EXECUTIVE COMPENSATION

During the years ended March 31, 2010, and 2009, executive compensation was as follows:

SUMMARY COMPENSATION TABLE

The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the two years ended March 31, 2010.

Summary Compensation Table
Name and Principal				Other Annual	Restricted Stock	Option Awards	Non-Equity Plan Compensation	Total
		($)	($)	($)	($)	($)	($)	($)
Todd Waltz	2010	0	0	0	0	0	0	0
John Kinney	2009	0	0	0	0	0	0	0

Option Grants in Fiscal Year: No stock options were granted to executive officers of the Company during the year ended March 31, 2010.

Stock Options Exercised During Fiscal Year: None

No stock options were exercised by executive officers of the Company during the year ended March 31, 2010.

LTIP Awards During Fiscal Year: None

We did not make any long-term incentive plan awards to any executive officers, directors or employees during the year ended March 31, 2010.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth certain information with respect to beneficial ownership of our stock as of March 31, 2009 by:

▪	persons known by us to be the beneficial owners of more than five percent (5%) of our issued and outstanding common stock;

▪	each of our executive officers and directors; and

▪	all of our officers and directors as a group.

Percentages are computed using a denominator of 75,493,885 shares of common stock outstanding, which is the total number of shares outstanding as of March 31, 2010.

Name and Address of Beneficial Owner (1)	Number of Shares	Percent of Class
Elizabeth Rose	4,040,000	5.35%
Todd Waltz (2)(3)	2,000,000	2.65%
Robert Blair Krueger	10,000,000	13.25%
Michael L. Peterson	8,000,000	10.6%
Bradley N. Rotter	8,000,000	10.60%
Navitas LLC	8,000,000	10.60%
First Trust Corp-Philip Kranenburg TTEE	4,000,000	5.30%
Michael Todd Buchanan	4,000,000	5.30%
Gita Iyer	4,000,000	5.30%
James Wolfenbarger	4,000,000	5.30%
Eugene Ryeson	4,000,000	5.30%
	60,040,000	76.4%
All officers and directors as a group	2,000,000	2.65%
———————
(1)
Applicable percentage of beneficial ownership is based on 75,493,885 shares issued and outstanding as of March 31, 2010. Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after March 31, 2010 are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person.

(2)	Address is 20400 Stevens Creek Blvd., Suite 700, Cupertino, California 95014.

(3)	Todd Waltz is the sole officer and director of the Company.

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

The Company has not adopted any compensation plan or individual compensation arrangement under which equity securities are authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders) in exchange for consideration in the form of goods or services as described in ASC Topic 718 Compensation – Stock Compensation,  or any successor standard.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Neither our directors, executive officers or persons who beneficially own, directly or indirectly, shares carrying more than 5% of our voting securities, nor any members of the immediate family (including a spouse, parents, children, siblings and in-laws) of any of the foregoing persons, has any material interest, direct or indirect, in any transaction with the Company in the last fiscal year. Todd Waltz is the sole officer and director of the Company. The Board of Directors has determined that Mr. Waltz is an “independent director” in compliance with the independence listing standards of the Nasdaq national market securities exchange.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended March 31, 2010

Audit Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-K; and our quarterly reports during the fiscal year ending March 31, 2010 was $16,500.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the fiscal year ending March 31, 2010 was $0.

Tax Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to tax compliance, tax advice and tax planning for the fiscal year ending March 31, 2010 was $0.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during fiscal year ending March 31, 2010 was $0.

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

VISION GLOBAL SOLUTIONS INC.

By:	/s/ Todd Waltz
Todd Waltz Chief Executive Officer

Date: June 28, 2010

VISION GLOBAL SOLUTIONS INC.

By:	/s/ Todd Waltz
Todd Waltz Todd Waltz, Chief Accounting Officer

Date: June 28, 2010

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

	Signatures	Title	Date
By:	/s/ Todd Waltz	Todd Waltz,	June 28, 2010
Chairman of the Board, Chief Accounting Officer, President, Director

VISION GLOBAL SOLUTIONS INC.
Financial Statements
For the Fiscal Year Ended March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors
Vision Global Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Vision Global Solutions, Inc. (hereinafter referred to as “the Company”) as of March 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ deficit and cash flows for years ended March 31, 2010 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vision Global Solutions, Inc. as of March 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended March 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $4,774,046 through the period ended March 31, 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida
June 28, 2010

200 South Park Road, SUITE 150 ● HOLLYWOOD, FLORIDA 33021 ● TELEPHONE (954) 922-5885 ● FAX (954) 922-5957
MEMBER – AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ● FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA ● REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING
OVERSIGHT BOARD OF THE SEC

VISION GLOBAL SOLUTIONS, INC.
Balance Sheets
March 31, 2010 and 2009

	March 31,
	2010	2009

ASSETS
CURRENT ASSETS
Cash	$551	$89

TOTAL ASSETS	$551	$89

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Account payable and accrued expenses	$22,643	$13,414
Loan payable - related party	150,855	124,339
Total Current Liabilities	173,498	137,753

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, 1,000,000 shares authorized 0 issued and outstanding	-	-
Blank Check Preferred Stock 4,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, Class A, $0.001 par value, unlimted shares authorized	-	.
75,493,885 shares issued and outstanding	75,494	75,494
Additional paid-in capital	4,525,605	4,525,605
Accumulated deficit	(4,774,046)	(4,738,763)
Total Stockholders' Deficit	(172,947)	(137,664)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$551	$89

See accompanying notes to financial statements.

VISION GLOBAL SOLUTIONS, INC.
Statements of Operations

	For The Years Ended March 31,
	2010	2009

REVENUE	$-	$-

COSTS AND OPERATING EXPENSES
General and administrative expenses	26,532	44,193
Total Operating Expesnes	26,532	44,193

NET LOSS FROM OPERATIONS	(26,532)	(44,193)

OTHER EXPENSES
Interest expense	8,751	6,555

NET LOSS	$(35,283)	$(50,748)

Net loss per common share - basic and diluted
	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	75,493,885	75,493,885

See accompanying notes to financial statements.

VISION GLOBAL SOLUTIONS, INC.
Statements of Stockholders’ Deficit
Year Ended March 31, 2010 and 2009

	Common Stock
			Additional	Blank Check	Series A	Accumulated
	Shares	Par Value	Paid-in Capital	Preferred	Preferred Stcok	Deficit	Total

Balance March 31, 2008	65,493,885	65,494	4,515,605	-	-	(4,688,015)	(106,916)

Common Stock Issued for Accrued Legal Fees	10,000,000	10,000	10,000	-	-	-	20,000

Net Loss, Year ended March 31, 2009	-	-	-	-	-	(50,748)	(50,748)

Balance March 31, 2009	75,493,885	$75,494	$4,525,605	$-	$-	$(4,738,763)	$(137,664)

Net Loss, Year ended March 31, 2010	-	-	-	-	-	(35,283)	(35,283)

Balance March 31, 2010	75,493,885	$75,494	$4,525,605	$-	$-	$(4,774,046)	$(172,947)

See accompanying notes to financial statements.

VISION GLOBAL SOLUTIONS, INC.
Statements of Cash Flows

	For The Year Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,283)	$(50,748)
Adjustments to reconcile net loss to net cash used in
operating activities
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	9,229	10,642
Net Cash used in Operating Activities	(26,054)	(40,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable-related party	26,516	38,923
Net Cash Provided by Financing Activities	26,516	38,923

EXCHANGE RATE LOSS	-	-

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	462	(1,183)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	89	1,272

CASH AND CASH EQUIVALENTS, END OF PERIOD	$551	89

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$-	$-
Income taxes	$-	$-
Common Stock issued for payment of accrued legal fees	$-	$-

See accompanying notes to financial statements.

VISION GLOBAL SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
 FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

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

VISION GLOBAL SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
 FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

Recent Accounting Pronouncements

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

NOTE 2 – LOAN PAYABLE – RELATED PARTY

On June 26, 2009, the Company executed a promissory note in the amount of $15,500 with Navitas Capital, LLC (“Navitas”). The note automatically matured and was due and payable on October 1, 2009.  Interest accrued from the date of this note on the unpaid principal amount at a rate equal to 10% per annum, compounded annually and pro-rated for any partial periods. Navitas owns approximately 10% equity interest of the Company. On November 10, 2009, the Company executed a promissory note in the amount of $26,061 with Navitas which consisted of $15,500 previously described in the Promissory Note dated June 26, 2009, and an additional $10,000 paid to the Company, along with accrued interest.  The prior Note is replaced and superceded in its entirety by the Note dated November 10, 2009.  The Note will automatically mature and be due and payable on November 4, 2010.  Interest shall accrue from the date of this note on the unpaid principal amount at a rate equal to 10% per annum, compounded annually and pro-rated for any partial periods.  Accrued interest at March 31, 20 10 amounted to $704.

As of March 31, 2010, the Company had received a total of $124,794 as a working capital loan. The amounts are payable upon demand and bear interest at a rate of 6% per annum. Accrued interest at March 31, 2010 and 2009 amounted to $16,813 and $9,327, respectively.

NOTE 3 – EQUITY

On July 31, 2008, the Company issued 10,000,000 shares of common stock valued at $20,000, as compensation for legal services.

NOTE 4 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has no operations, a net loss of $35,283 for the year ended March 31, 2010, a stockholders' deficit of $172,947, and a working capital deficiency of $173,498. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 – SUBSEQUENT EVENTS

On June 16, 2010, the Company executed a promissory note in the amount of $16,000 with Navitas Capital, LLC (“Navitas”). The note automatically matures and is due and payable on November 3, 2010.  Interest accrued from the date of this note on the unpaid principal amounts at a rate equal to 10% per annum, compounded annually and pro-rated for any partial periods. It the note is not repaid by November 3, 2010 a penalty rate of 15% per annum will accrue.  Navitas owns approximately 10% equity interest of the Company.