Form 10-Q
period 2010-06-30
VISION GLOBAL SOLUTIONS INC
filed 2010-08-16
CIK 1135657

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2010

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

Blair Krueger, Esq., Attorney at Law
The Krueger Group, LLP
7486 La Jolla Boulevard, Suite 530, La Jolla, California 92037
Telephone: (858) 405-7385
E-mail: blair@thekruegergroup.com

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐ Accelerated filer   ☐ Non-accelerated filer   ☑  Smaller reporting company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑No ☐

The number of shares outstanding of the registrant’s Common Stock on August 11, 2010 was 75,493,885.

VISION GLOBAL SOLUTIONS, INC.
FORM 10-Q

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

PART I - FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS..

VISION GLOBAL SOLUTIONS, INC.
  BALANCE SHEETS
As of June 30, 2010 (unaudited) and March 31, 2010 (audited)

	June 30,	March 31,
	2010	2010

ASSETS
CURRENT ASSETS
Cash	3,176	$551

TOTAL ASSETS	$3,176	$551

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Account payable and accrued expenses	22,288	$22,643
Loan payable - related party	166,856	150,855
Total Current Liabilities	189,144	173,498

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, 1,000,000 shares authorized 0 issued and outstanding	-	-
Blank Check Preferred Stock 4,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, Class A, $0.001 par value, unlimted shares authorized	-	-
75,493,885 shares issued and outstanding	75,494	75,494
Additional paid-in capital	4,525,605	4,525,605
Accumulated deficit	(4,787,067)	(4,774,046)
Total Stockholders' Deficit	(185,968)	(172,947)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,176	$551

The accompanying notes are an integral part of the financial statements.

VISION GLOBAL SOLUTIONS, INC.
STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30,
	2010	2009

REVENUE	$-	$-

COSTS AND OPERATING EXPENSES
General and administrative expenses	10,449	9,244
Total Operating Expesnes	10,449	9,244

NET LOSS FROM OPERATIONS	(10,449)	(9,244)

OTHER EXPENSES
Interest expense	2,572	1,877

NET LOSS	$(13,021)	$(11,121)

Net loss per common share - basic and diluted
	$0.00	$0.00

Weighted average number of common shares
outstanding - basic and diluted	75,493,885	75,493,885

The accompanying notes are an integral part of the financial statements.

VISION GLOBAL SOLUTIONS, INC.
  STATEMENTS OF CASH FLOWS

	For The Three Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(13,021)	$(11,121)
Adjustments to reconcile net loss to net cash used in
operating activities
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	(355)	166
Net Cash Provided by Operating Activities	(13,376)	(10,955)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable related party	16,001	10,955
Net Cash Used in Financing Activities	16,001	10,955

EXCHANGE RATE LOSS	-	-

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	2,625	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	551	89

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,176	89

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$-	$-
Income taxes	$-	$-
Common Stock issued for payment of accrued legal fees	$-	$-

The accompanying notes are an integral part of the financial statements.

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Description of Business.

Vision Global Solutions, Inc. (the “Company”) is a “shell company” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as Securities and Exchange Commission (“SEC” ) Release Number 33-8407. The term “shell company” means a registrant, other than an asset-backed issuer, that has no or nominal operations, and either: (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Vision Global's annual report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year ended March 31, 2010 as reported in the Form 10-K have been omitted.

Interim Financial Statements. The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report.  In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of June 30, 2010 and the related operating results and cash flows for the interim period presented have been made.  All adjustments are of a normal recurring nature.  The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended March 31, 2011.

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

NOTE 2 – LOAN PAYABLE – RELATED PARTY

On June 26, 2009, the Company executed a promissory note in the amount of $15,500 with Navitas Capital, LLC (“Navitas”). The note automatically matured and was due and payable on October 1, 2009.  Interest accrued from the date of this note on the unpaid principal amount at a rate equal to 10% per annum, compounded annually and pro-rated for any partial periods. Navitas owns approximately 10% equity interest of the Company. On November 10, 2009, the Company executed a promissory note in the amount of $26,061 with Navitas which consisted of $15,500 previously described in the Promissory Note dated June 26, 2009, and an additional $10,000 paid to the Company, along with accrued interest.  The prior Note is replaced and superceded in its entirety by the Note dated November 10, 2009.  The Note will automatically mature and be due and payable on November 4, 2010.  Interest shall accrue from the date of this note on the unpaid principal amount at a rate equal to 10% per annum, compounded annually and pro-rated for any partial periods.  Accrued interest at June 30, 2010 and March 31, 20 10 amounted to $1,410 and  $704, respectively.

On June 14, 2010, the Company executed a promissory note in the amount of $16,000 with Navitas Capital, LLC (“Navitas”). The note automatically matures and is due and payable on November 3, 2010.  Interest accrued from the date of this note on the unpaid principal amounts at a rate equal to 10% per annum, compounded annually and pro-rated for any partial periods. If the note is not repaid by November 3, 2010 a penalty rate of 15% per annum will accrue.  Navitas owns approximately 10% equity interest of the Company. Accrued interest at June 30, 2010 amounted to $1,051.

 As of June 30, 2010, the Company received a total of $124,794 as a working capital loan. The amounts are payable upon demand and bear interest at a rate of 6% per annum. Accrued interest at June 30, 2010 and March 31, 2010 amounted to $18,680 and $16,813, respectively.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has no operations, a net loss of $13,021 for the three months ended June 30, 2010, an accumulated deficit of $4,787,067, and a working capital deficiency of $185,968. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – SUBSEQUENT EVENTS

On August 9, 2010, the Company executed a promissory note in the amount of $5,000 with Navitas Capital, LLC (“Navitas”). The note automatically matures and is due and payable on September 30, 2010.  Interest accrued from the date of this note on the unpaid principal accrues at a rate equal to 10% per annum and is  pro-rated for any partial periods. It the note is not repaid by September 30, 2010 a penalty rate of 15% per annum will accrue.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	History and Development of Vision Global Solutions, Inc.

●	Results of Operations.

●	Liquidity and Capital Resources.

●	Critical Accounting Estimates.

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

In November 2003, we changed our incorporation domicile from Ontario, Canada to Nevada, United States.

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

Results of Operations

As a result of the Corporation’s termination of its merger agreement with Fortes as described herein, the Merger will not occur.  Accordingly, the Corporation has minimal cash and approximately $189,000 in accounts payable and loan payable. We believe that the Corporation is a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as SEC Release Number 33-8407. The term "shell company" means a registrant, other than an asset-backed issuer, that has no or nominal operations, and either: (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.  As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Corporation had no revenues from operations in the last two years.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer who serves as our principal executive officer and our principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the period ended June 30, 2010 (the “Evaluation Date”). As of the Evaluation Date, our Chief Executive Officer who also serves as our principal financial and accounting officer, concluded that we  maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Date:August 16, 2010