Form 10-Q
period 2010-09-30
VISION GLOBAL SOLUTIONS INC
filed 2010-11-15
CIK 1135657

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 for the quarterly period ended September 30, 2010

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
E-mail: blair@thekruegergroup.com

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                      Accelerated filer ☐                          Non-accelerated filer  Yes ¨  No ☐                             Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑ No ¨

The number of shares outstanding of the registrant’s Common Stock on November 12, 2010 was 75,493,885.

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

VISION GLOBAL SOLUTIONS, INC.
CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2010	2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$1,835	$551

TOTAL ASSETS	$1,835	$551

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Account payable	$753	$5,125
Advances payable - related party	145,361	141,607
Notes payable - related party	48,876	26,766
Total Current Liabilities	194,990	173,498

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, 1,000,000 shares authorized 0 issued and outstanding at September 30, 2010 and March 31, 2010	-	-
Blank Check Preferred Stock 4,000,000 shares authorized, 0 issued and outstanding at September 30, 2010 and March 31, 2010	-	-
Common stock, Class A, $0.001 par value, unlimted shares authorized 75,493,885 shares issued and outstanding at September 30, 2010 and March 31, 2010	75,494	75,494
Additional paid-in capital	4,525,605	4,525,605
Accumulated deficit	(4,794,254)	(4,774,046)
Total Stockholders' Deficit	(193,155)	(172,947)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,835	$551

The accompanying notes are an integral part of the financial statements

VISION GLOBAL SOLUTIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30,		For The Six Months Ended September 30,
	2010	2009	2010	2009

REVENUE	$-	$-	$-	$-

COSTS AND OPERATING EXPENSES
General and administrative expenses	4,895	6,507	15,344	15,751
Total Operating Expenses	4,895	6,507	15,344	15,751

NET LOSS FROM OPERATIONS	(4,895)	(6,507)	(15,344)	(15,751)

OTHER EXPENSES
Interest expense	2,291	2,278	4,864	4,155

NET LOSS	$(7,186)	$(8,785)	$(20,208)	$(19,906)

Net loss per common share - basic and diluted
	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	75,493,885	75,493,885	75,493,885	75,493,885

The accompanying notes are an integral part of the financial statements

VISION GLOBAL SOLUTIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	For The Six Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,208)	$(19,906)
Adjustments to reconcile net loss to net cash used in
operating activities
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	(4,372)	4,831
Net Cash Used in Operating Activities	(24,580)	(15,075)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances payable - related party	3,754	455
Notes payable - related party	22,110	15,500
Net Cash Provided by Financing Activities	25,864	15,955

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,284	880

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	551	89

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,835	969

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of the financial statements

VISION GLOBAL SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

Interim Financial Statements. The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report.  In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of September 30, 2010 and the related operating results and cash flows for the interim period presented have been made.  All adjustments are of a normal recurring nature.  The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended March 31, 2011.

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

Reclassifications. Certain prior period amounts were reclassified to conform to current period presentation. These reclassifications had no impact on previously reported net loss or accumulated deficit.

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

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued liabilities, and related party payable approximate fair value due to their short maturities.

VISION GLOBAL SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

On June 26, 2009, the Company executed a promissory note in the amount of $15,500 with Navitas Capital, LLC (“Navitas”). The note automatically matured and was due and payable on October 1, 2009.  Interest accrued from the date of this note on the unpaid principal amount at a rate equal to 10% per annum, compounded annually and pro-rated for any partial periods. Navitas owns approximately 10% equity interest of the Company. On November 10, 2009, the Company executed a promissory note in the amount of $26,061 with Navitas which consisted of $15,500 previously described in the Promissory Note dated June 26, 2009, and an additional $10,000 paid to the Company, along with accrued interest.  The prior Note is replaced and superceded in its entirety by the Note dated November 10, 2009.  The Note automatically matured and became due and payable on November 4, 2010.  Interest shall accrue from the date of this note on the unpaid principal amount at a rate equal to 10% per annum, compounded annually and pro-rated for any partial periods.  Accrued interest at September 30, 2010 and March 31, 2010 amounted to $1,340 and $704, respectively.

On June 14, 2010, the Company executed a promissory note in the amount of $16,000 with Navitas Capital, LLC (“Navitas”). The note automatically matured and became due and payable on November 3, 2010.  Interest accrued from the date of this note on the unpaid principal amounts at a rate equal to 10% per annum, compounded annually and pro-rated for any partial periods. As the note was not repaid by November 3, 2010 a penalty rate of 15% per annum is now being accrued. Accrued interest at September 30, 2010 amounted to $403.

On August 9, 2010, the Company executed a promissory note in the amount of $5,000 with Navitas Capital, LLC (“Navitas”). The note automatically matured and became due and payable on September 30, 2010.  Interest accrued from the date of this note on the unpaid principal amountat a rate equal to 10% per annum and is pro-rated for any partial periods. As the note was not repaid by September 30, 2010 a penalty rate of 15% per annum is now being accrued.  Accrued interest at September 30, 2010 amounted to $71.

As of September 30, 2010, the Company received a total of $124,794 as a working capital funding provided as a series of advances beginning in 2007 from Cagan McAfee Capital Partners, an organization responsible for arranging the change of control of the Company in 2007. The amounts are payable upon demand and bear interest at a rate of 6% per annum. Accrued interest at September 30, 2010 and March 31, 2010 amounted to $20,567 and $16,813, respectively.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has no operations, a net loss of $20,208 for the six months ended September 30, 2010, an accumulated deficit of $4,794,254, and a working capital deficiency of $193,155. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Vision Global Solutions Inc., as a Nevada corporation (the “Corporation”), was formed on November 20, 2003 and the formal domicile transition from the Privince of Ontario to Nevada occurred subsequent to the March 31, 2004 year end.

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

Pursuant to the terms of the Merger Agreement, a Secured Promissory Note was issued on April 7, 2005 wherein the Corporation was to pay to Vesmark the principal amount of $15,000 (the “Note”). Vesmark has agreed to accept, and the Corporation paid, $24,200 in full satisfaction of all principal, interest, and legal fees due under the Note.

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

However, Management continues to evaluate various business opportunities for future operations and diversification

Recently Issued Accounting Pronouncements

We do not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer who serves as our principal executive officer and our principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the period ended September 30, 2010 (the “Evaluation Date”). As of the Evaluation Date, our Chief Executive Officer who also serves as our principal financial and accounting officer, concluded that we  maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Date:  November 15, 2010