Form 10-Q
period 2010-12-31
VISION GLOBAL SOLUTIONS INC
filed 2011-02-11
CIK 1135657

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 for the quarterly period ended December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ______to _________.

VISION GLOBAL SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	000-31104	20-8203420
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer  Yes ☐  No  ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☑   No  ☐

The number of shares outstanding of the registrant’s Common Stock on February 3, 2011 was 75,493,885.

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

VISION GLOBAL SOLUTIONS, INC.
CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2010	2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$34	$551

TOTAL ASSETS	$34	$551

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$2,429	$5,125
Advances payable - related party	147,249	141,607
Notes payable - related party	50,950	26,766
Total Current Liabilities	200,628	173,498

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, 1,000,000 shares authorized 0 issued and outstanding at December 31, 2010 and March 31, 2010	-	-
Blank Check Preferred Stock 4,000,000 shares authorized, 0 issued and outstanding at December 31, 2010 and March 31, 2010	-	-
Common stock, Class A, $0.001 par value, 200,000,000 shares authorized 75,493,885 shares issued and outstanding at December 31, 2010 and March 31, 2010	75,494	75,494
Additional paid-in capital	4,525,605	4,525,605
Accumulated deficit	(4,801,693)	(4,774,046)
Total Stockholders' Deficit	(200,594)	(172,947)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$34	$551

The accompanying notes are an integral part of the financial statements

VISION GLOBAL SOLUTIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended December 31,		For The Nine Months Ended December 31,
	2010	2009	2010	2009

REVENUE	$-	$-	$-	$-

COSTS AND OPERATING EXPENSES
General and administrative expenses	3,476	4,811	18,820	20,562
Total Operating Expenses	3,476	4,811	18,820	20,562

NET LOSS FROM OPERATIONS	(3.476)	(4,811)	(18,820)	(20,562)

OTHER EXPENSES
Interest expense	3,963	2,121	8,827	6,276

NET LOSS	$(7,439)	$(6,932)	$(27,647)	$(26,838)

Net loss per common share - basic and diluted
	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	75,493,885	75,493,885	75,493,885	75,493,885

The accompanying notes are an integral part of the financial statements

VISION GLOBAL SOLUTIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,647)	$(26,838)
Adjustments to reconcile net loss to net cash used in
operating activities
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(2,696)	5,190
Net Cash Used in Operating Activities	(30,343)	(21,648)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	5,642	25,500
Borrowings under notes payable - related party	24,184	455
Net Cash Provided by Financing Activities	29,826	25,955

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(517)	4,307

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	551	89

CASH AND CASH EQUIVALENTS, END OF PERIOD	$34	4,396

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements

VISION GLOBAL SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Description of Business.

Vision Global Solutions, Inc. (the “Company”) is a “shell company” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as Securities and Exchange Commission (“SEC”) Release Number 33-8407. The term “shell company” means a registrant, other than an asset-backed issuer, that has no or nominal operations, and either: (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.

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

Interim Financial Statements. The interim financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report.  In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of December 31, 2010 and the related operating results and cash flows for the interim period presented have been made.  All adjustments are of a normal recurring nature.  The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended March 31, 2011.

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

VISION GLOBAL SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

On November 10, 2009, the Company executed a promissory note in the amount of $26,061 with Navitas Capital, LLC (“Navitas”), a significant shareholder of the Company. The Note automatically matured and became due and payable on November 4, 2010.  Interest accrued from the date of this note on the unpaid principal amount at a rate equal to 10% per annum and is pro-rated for any partial periods.  Accrued interest at December 31, 2010 and March 31, 2010 amounted to $2,625 and $704, respectively.

On June 14, 2010, the Company executed a promissory note in the amount of $16,000 with Navitas. The note automatically matured and became due and payable on November 3, 2010.  Interest accrued from the date of this note on the unpaid principal amounts at a rate equal to 10% per annum and is pro-rated for any partial periods. As the note was not repaid by November 3, 2010 a penalty rate of 15% per annum is now being accrued. Accrued interest at December 31, 2010 amounted to $1,004.

On August 9, 2010, the Company executed a promissory note in the amount of $5,000 with Navitas. The note automatically matured and became due and payable on September 30, 2010.  Interest accrued from the date of this note on the unpaid principal amount at a rate equal to 10% per annum and is pro-rated for any partial periods. As the note was not repaid by September 30, 2010 a penalty rate of 15% per annum is now being accrued.  Accrued interest at December 31, 2010 amounted to $260.

As of December 31, 2010, the Company received a total of $124,794 as a working capital funding provided as a series of advances beginning in 2007 from Cagan McAfee Capital Partners, LLC, an organization responsible for arranging the change of control of the Company in 2007. The amounts are payable upon demand and bear interest at a rate of 6% per annum. Accrued interest at December 31, 2010 and March 31, 2010 amounted to $22,455 and $16,813, respectively.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has no operations, a net loss of $27,647 for the nine months ended December 31, 2010, an accumulated deficit of $4,801,693, and a working capital deficiency of $200,594. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – SUBSEQUENT EVENTS

On February 9, 2011, the Company entered into a revolving line of credit facility with a credit limit of $100,000 with Navitas.  The line of credit expires on March 31, 2012 and bears interest at the rate of 10% per annum.  All outstanding principal and accrued interest under the existing notes between Navitas and the Company in the amount of $52,180 were transferred to this credit facility, and the existing notes were considered satisfactorily discharged as paid-in-full.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Business.

●	Results of Operations.

●	Liquidity and Capital Resources.

●	Critical Accounting Estimates.

The following discussion should be read in conjunction with the Vision Global Solutions, Inc. consolidated financial statements and accompanying notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect the plans, estimates and beliefs of Vision Global Solutions, Inc.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," and similar expressions are intended to identify forward-looking statements. The actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report and in other reports we file with the Securities and Exchange Commission (“SEC”), specifically the most recent Annual Report on Form 10-K.”  The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law.   All references to years relate to the fiscal year ended March 31 of the particular year.

Business

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

As a shell corporation, the Corporation has pursued potential business combination transactions with existing private business enterprises that might have a desire to take advantage of the Corporation's status as a public corporation.   If such a transaction is not completed, the Corporation does not anticipate that its available cash resources and cash generated from operations will be sufficient to meet its presently anticipated capital needs for the next twelve months.

Results of Operations

As reflected in the accompanying financial statements, we had a working capital deficit of $200,594 at December 31, 2010, an accumulated deficit of $4,801,693 at December 31, 2010, and a net loss from operations of $3,476 for the three months ended December 31, 2010.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer who serves as our principal executive officer and our principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report on Form 10-Q (the “Evaluation Date”). The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer, who serves as our principal executive officer and our principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were operating effectively.

Changes in Internal Control over Financial Reporting.

There have been no significant changes in our internal controls over financial reporting that occurred during the nine months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, who serves as our principal executive officer and our principal financial and accounting officer, to allow timely decisions regarding required disclosure.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Corporation is not a party to any material pending legal proceedings, and to the best of our knowledge, no such proceedings by or against the Corporation have been threatened.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. (Removed and Reserved).

ITEM 5. OTHER INFORMATION.

On February 9, 2011, the Company entered into a revolving line of credit facility with a credit limit of $100,000 with Navitas Capital, LLC, a significant shareholder of the Company.  The line of credit matures on March 31, 2012 and bears interest at the interest rate of 10% per annum.  All outstanding principal and accrued interest under the existing notes between Navitas Capital, LLC and the Company were transferred to this credit facility, and the existing notes were considered satisfactorily discharged as paid-in-full.

ITEM 6. EXHIBITS.

10.1	Revolving Line of Credit Agreement between Vision Global Solutions, Inc. and Navitas Capital, LLC.

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vision Global Solutions, Inc.

Date: February 11, 2011	By:	/s/ Todd Waltz
Todd Waltz
(Principal Accounting Officer)