Form 10-K
period 2011-03-31
VISION GLOBAL SOLUTIONS INC
filed 2011-06-10
CIK 1135657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended March 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).. Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of " large accelerated filer," or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑  No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Aggregate Market Value as of September 30, 2010: $566,204 based on common shares outstanding of 75,493,885.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of June 6, 2011 was 75,493,885.

DOCUMENTS INCORPORATED BY REFERENCE

None

VISION GLOBAL SOLUTIONS INC.
Report on Form 10K
For the Fiscal Year Ended March 31, 2011

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

ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

History and Development of Vision Global Solutions, Inc.

Outer Edge Holdings, Inc. (“Outer Edge”) was incorporated under laws of the Province of Ontario as “Consumer General Inc.” on September 9, 1988. On March 29, 1999, Outer Edge amalgamated with 1345166 Ontario Inc. to form and continue under the name “Outer Edge Holdings Inc.” Outer Edge had no subsidiaries or affiliates.   In November 2003, we changed our incorporation domicile from Ontario Canada to Nevada. Vision Global Solutions Inc., a Nevada corporation (the “Company”, “Vision Global” or “VIGS”), was formed on November 20, 2003 to reincorporate the Company as a Nevada Corporation and the formal transition occurred subsequent to the March 31, 2004 year end.

The Company’s Status As A Shell Corporation

The Company now has no business operations and nominal assets and liabilities. The Company is now a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as SEC Release Number 33-8407. The term “shell company” means a registrant, other than an asset-backed issuer, that has no or nominal operations, and either: (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets;

As a shell corporation, we seek to identify and pursue a business combination transaction with private business enterprises (the “Target Business”)  that might have a desire to take advantage of the Company’s status as a public corporation through a capital stock exchange, merger, asset acquisition or other similar business combination (a “Business Combination”), which such transactions sometimes are referred to as “reverse acquisitions” or “reverse mergers.”  We have no full-time employees and do not own or lease any property.

Results of Operations

The Corporation has no business operations and nominal operating assets and liabilities. The Corporation is a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as SEC Release Number 33-8407. The term "shell company" means a registrant, other than an asset-backed issuer, that has no or nominal operations, and either: (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets. As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Corporation had no revenues from operations in the last two years.

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

Our Address and Agent for Service of Process

Vision Global Solutions, Inc.’s principal executive offices are located at 20400 Stevens Creek Blvd., Suite 700, Cupertino, California 95014; telephone (408) 873-0500. The Company’s duly appointed resident agent in the State of Nevada upon whom process can be served is National Corporate Research, Ltd., 202 South Minnesota Street, Carson City, NV 89703

THE PRODUCTS

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

EMPLOYEES

We have one executive officer who has other business interests and is not obligated to devote any specific number of hours to our matters.  He intends to devote only as much time as he deems necessary to our affairs.  The amount of time management will devote to our affairs in any time period will vary based on whether a Target Business has been selected for the Business Combination and the stage of the Business Combination process the Company is in.  Accordingly, as management identifies suitable Target Businesses, we expect that our management will spend more time investigating such Target Business and will devote additional time and effort negotiating and processing the Business Combination as developments warrant.  We do not intend to have any full time employees prior to the consummation of a Business Combination.

Our management may engage in other business activities similar and dissimilar to those we are engaged in without any limitations or restrictions applicable to such activities.  To the extent that our management engages in such other activities, there will be possible conflicts of interest in diverting opportunities which would be appropriate for our Company to another company or to entities or persons with which our management is or may be associated or have an interest, rather than diverting such opportunities to us.  Since we have not established any policy for the resolution of such a conflict, we could be adversely affected should our officer/director choose to place his other business interests before ours.  We cannot assure you that potential conflicts of interest will not result in the loss of potential opportunities or that any conflict will be resolved in our favor.

CAPITALIZATION AND INDEBTEDNESS

Pursuant to the Articles of Incorporation as filed January 7, 2005, the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of Preferred Stock, $0.001 par value share; 75,493,885 shares of Class A common shares are issued and outstanding as of March 31, 2011 and 2010. There are no shares of Preferred Stock issued and outstanding.

LINES OF CREDIT

As of March 31, 2006, Vision Global paid off all of its lines of credit.  On February 9, 2011, the Company entered into a revolving line of credit facility with a credit limit of $100,000 with Navitas Capital, LLC (“Navitas”). The line of credit expires on March 31, 2012 and bears interest at the rate of 10% per annum. All outstanding principal and accrued interest under the existing notes between Navitas and the Company in the amount of $52,180 were transferred to this credit facility, and the existing notes were considered satisfactorily discharged as paid-in-full.  Accrued interest at March 31, 2011 amounted to $818.

ITEM 1A.  RISK FACTORS

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

THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our ability to continue as a going concern is subject to substantial doubt given our current financial condition. If we are unable to continue as a going concern, investors in our common shares will likely lose their entire investment. We have indicated in our financial statements that there is substantial doubt about our ability to continue as a going concern. In addition, the report of the independent registered public accounting firm on our audited financial statements for the year ended March 31, 2011 includes an explanatory paragraph which indicates that there is substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be successful in raising additional funding as required.

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

Our stock trades on the OTC Market as an OTCQB tier stock; because the OTC Market does not operate under the same rules and standards as the NASDAQ stock market, our stockholders may have greater difficulty in selling their shares when they want and for the price they want. The OTC Market is separate and distinct from the NASDAQ stock market. NASDAQ has no business relationship with issuers of securities quoted on the OTC Market. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTC Market.  Although the NASDAQ stock market has rigorous listing standards to ensure the high quality of its issuers, and can de-list issuers for not meeting those standards, the OTC Market has no listing standards. Rather, it is the market maker who chooses to quote a security on the system, who files the application and is obligated to comply with keeping information about the issuers in its files. The NASD cannot deny an application by a market-maker to quote the stock of a company. The only requirement for inclusion in the OTC Market is that the issuer be current in its informational reporting requirements pursuant to SEC Rule 15c2-11.

Because stocks traded on the OTC Market are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts, our stockholders may have greater difficulty in selling their shares when they want and for the price they want. Investors may have greater difficulty in getting orders filled because it is anticipated that if our stock trades on a public market, it initially will trade on the OTC Market rather than on NASDAQ. Investors’ orders may be filled at a price much different than expected when an order is placed. Trading activity in general is not conducted as efficiently and effectively as NASDAQ-listed securities.

Investors must contact a broker dealer to trade OTC Market securities. Investors do not have direct access to the OTC Market. For OTC Market securities, there only has to be one market maker. OTC Market transactions are conducted almost entirely manually. Because there are no automated systems for negotiating trades on the OTC Market, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders - an order to buy or sell a specific number of shares at the current market price - it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and getting execution. Because OTC Market stocks are usually not followed by analysts, there may be lower trading than for NASDAQ-listed securities.

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

We anticipate that our cash at March 31, 2011 of $476, along with cash generated from operations, will be insufficient to meet our present operating and capital expenditures through fiscal 2011. We negotiated a line of credit facility with third party sources for the purpose of financing our operations. However, there is no guarantee that we shall be able to draw the entire amount under this financing arrangement or that unanticipated circumstances will not require additional liquidity.

Future liquidity and cash requirements will depend on a wide range of factors; including the level of success the Company has in raising additional financing. Accordingly, there can be no assurance that the Company will be able to meet its working capital needs for any future period. As a result of some of the items noted above, the Independent Registered Public Accounting Firm’s Report for the year ended March 31, 2011 indicated that there was substantial doubt regarding the Company’s ability to continue as a going concern.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We maintain our principal executive offices are located at 20400 Stevens Creek Blvd., Suite 700, Cupertino, California 95014 where our Chief Executive Officer maintains a business office. We use this office space free of charge.  We believe that this space is sufficient for our current requirements. The Company does not own or lease any properties at this time and does not anticipate owning or leasing any properties prior to the consummation of a Business Combination, if ever.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings nor is management aware of any pending or threatening legal proceedings.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our stock became qualified for quotation on the Over-the-Counter Bulletin Board under the symbol VIGS in 2003 and continued to trade on the Over-the-Counter Bulletin Board until August 23, 2007. Thereafter, the Company commenced trading on the OTC Market as an OTCQB tier stock, where it continues to trade until present. There is, at present, a very low public market for the Company’s common shares, and there is no assurance that any such market will develop, or if developed, that such market will be sustained. The Company’s common shares therefore are not a suitable investment for persons who may have to liquidate their investment on a timely basis and are therefore only appropriate for those investors who are able to make a long term investment in the Company.

Although quotations for the Company’s common stock appear on the OTC Markets, there is no established trading market for the common stock.  Since January 2001, transactions in the common stock can only be described as sporadic. Consequently, the Company is of the opinion that any published prices cannot be attributed to a liquid and active trading market and, therefore, is not indicative of any meaningful market value.

There are 598 holders of our common equity. The following table sets forth for the respective periods the prices of the Company’s Common Stock. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

DATE	HIGH	LOW	CLOSE
31-Mar-11	0.014	0.003	0.003
31-Dec-10	0.019	0.002	0.008
30-Sep-10	0.024	0.006	0.006
30-Jun-10	0.030	0.005	0.020
31-Mar-10	0.014	0.002	0.003
31-Dec-09	0.020	0.002	0.003
30-Sep-09	0.005	0.003	0.003
30-Jun-09	0.006	0.002	0.005
31-Mar-09	0.004	0.001	0.002
31-Dec-08	0.001	0.001	0.001
30-Sep-08	0.030	0.001	0.001
30-Jun-08	0.025	0.020	0.020
31-Mar-08	0.100	0.030	0.100

The payment of dividends, if any, in the future shall be determined by the Board of Directors, in its discretion and will depend on, among other things, our earnings, our capital requirements; and our financial condition as well as other relevant factors. We have not paid or declared any dividends to date. Holders of common stock are entitled to receive dividends as declared and paid from time to time by our Board of Directors from funds legally available. We intend to retain any earnings for marketing and expansion purposes.

ITEM 6.  SELECTED FINANCIAL DATA

The information to be furnished under this Item 6 is not required of smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

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

The following discussion of the Company’s results should be read in conjunction with the information contained in the Financial Statements and related Notes thereto. The following discussion provides a comparative analysis of material changes for the year ended March 31, 2011 and 2010, in the financial condition and results of operations of the company.

Plan of Operations

The Company has not had revenue from operations in the last two years. Previously, the Company’s revenues and operating results varied substantially from year to year.  At this time, we do not have any material commitments for capital expenditures, nor are we able to anticipate the expected sources of funds for such expenditures.

In the next twelve months, we anticipate that we will be able to satisfy our cash requirements by raising of additional funds in one or more equity or debt financings. We do not presently have any product and research plan, nor do we expect to purchase or sell plant or other significant equipment during the next twelve months.

We are currently in the process of evaluating and identifying targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate a Business Combination.

Our management has broad discretion with respect to identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  There are numerous risks in connection with our current and proposed operations and plans, including those enumerated under “Item 1A Risk Factors.”  By way of example, we will be affected by the risks inherent in the business and operations of the Target Business and, if such business is a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will be successful in our efforts to identify a Target Business and consummate a Business Combination or that any business with which we consummate a Business Combination will be successful.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction, in order to ensure that Business Combination qualifies as a “tax free” transaction under federal tax laws).  The issuance of additional shares of our capital stock:

•	will significantly reduce the equity interest of our stockholders as of the date of the transaction; and
•	likely result in the resignation or removal of our management as of the date of the transaction.

Our management anticipates that the Company likely will be able to affect only one Business Combination, due primarily to our financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a Target Business in order to achieve a tax free reorganization.  This lack of diversification should be considered a substantial risk in investing in us, because it will concentrate the chance for our success into a single business and not permit us to offset potential losses from one venture against potential gains from another.

REVENUES

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had no revenues for the years ended March 31, 2011 and 2010.

COSTS OF SALES

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had no costs of sales for the years ended March 31, 2011 and 2010.

TOTAL OPERATING EXPENSES

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had total operating expenses of $22,996 for the year ended March 31, 2011 compared to $26,532 for the year ended March 31, 2010.

NET INCOME (LOSS)

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had a net loss of $35,620 for the year ended March 31, 2011 compared to $35,283 for the year ended March 31, 2010.

ASSETS

CASH

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had nominal Cash as of March 31, 2011 and 2010.

TOTAL CURRENT ASSETS

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had nominal current assets at March 31, 2011 and 2010.

TOTAL CURRENT LIABILITIES

 As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had total liabilities of $209,043 at March 31, 2011 and $173,498 at March 31, 2010.

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

ACCOUNTING POLICIES SUBJECT TO ESTIMATION AND JUDGMENT

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to accounts payable, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder's equity or that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing or hedging services with us.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be furnished under this Item 7A is not required of smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS

See “Index to Financial Statements” for a description of the financial statements included in this Form 10-K beginning on page F-1.

Balance sheets

Statements of operations

Statements of stockholders’ deficit

Statements of cash flows

Notes to financial statements

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective October 29, 2010, Jewett, Schwartz, Wolfe & Associates (“JSW”) was dismissed as the Registrant’s certifying independent accountant engaged to audit the Registrant’s financial statements. JSW was engaged as auditors to the Registrant for the fiscal year ended March 31, 2010. Except as noted in the paragraph immediately below, the reports of JSW on the Company's financial statements for the fiscal years ending March 31, 2010 and 2009 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of JSW on the Company's financial statements for the fiscal year ending March 31, 2010 and 2009 contained an explanatory paragraph which noted that there was substantial doubt as to the Company's ability to continue as a going concern.

Prior to their dismissal, there were no disagreements with JSW on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of JSW would have caused them to make reference to this subject matter of the disagreements in connection with their report, nor were there any "reportable events" as such term as described in Item 304(a)(1)(v) of Regulation S-K.

Effective on October 29, 2010, Armanino McKenna LLP (“AMLLP”), whose address is 12667 Alcosta Blvd., Suite 500, San Ramon, CA 94583, was engaged to serve as the Registrant's new independent certifying accountant to audit the Registrant's financial statements.

Prior to engaging AMLLP, the Registrant had not consulted AMLLP regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on the Registrant’s financial statements or a reportable event, nor did the Registrant consult with AMLLP regarding any disagreements with its prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

The dismissal of JSW as the Registrant’s certifying independent accountant and the engagement of AMLLP as its new certifying independent accountant were both approved by our board of directors.

The Company has had no disagreements with its accountants during the March 31, 2011 fiscal year.

ITEM 9A.  CONTROLS AND PROCEDURES

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

I carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the period ended March 31, 2011 (the “Evaluation Date”). As of the Evaluation Date, I concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in it reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s management assessed the effectiveness of its internal control over financial reporting as of March 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of March 31, 2011 the Company’s internal control over financial reporting is effective based on this criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Company’s management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the Company’s evaluation that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. The foregoing disclosure includes management’s assessment of the effectiveness of internal control over financial reporting at March 31, 2011 including a statement that the internal control over financial reporting was effective. The Company hereby confirms that the assessment of internal control over financial reporting as of March 31, 2011 was performed. The foregoing amended disclosure includes the disclosure required by Item 308T(a)(2 and (a)(3).

ITEM 9B.  OTHER INFORMATION.

None.

PART III

 ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS AND DIRECTORS

The director and executive officer as of March 31, 2011 is as follows:

Name	Age	Position
Todd Waltz	49	Chief Executive Officer, President, Secretary, Treasurer and Sole Director

The following is information on the business experience of the Company’s sole director and officer. The Company has no other key employees.

Todd Waltz, 49, has been the Chairman of the Board of Directors, Chief Executive Officer, President and Secretary of the Corporation since November 2009.  From 2007 until the present, Mr. Waltz has served as Corporate Controller and since January 2010 Chief Financial Officer of AE Biofuels, Inc., a renewable energy company.  From 1994 to 2007 Mr. Waltz served with increasing responsibility in a variety of senior financial management and business partner roles in the On-line Services and R&D divisions of Apple, Inc.  Mr. Waltz received his bachelor degree from Mount Union College in 1983, his MBA from Santa Clara University in 1997 and his Master of Science in Taxation from San Jose State University in 2008.  Mr. Waltz has more than 25 years experience in public and private accounting with global public firms.  Mr. Waltz is a Certified Public Accountant (inactive) in the state of California.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company directors and executive officers, and persons who own more than ten percent (10%) of the Company’s outstanding common stock, file with the Securities and Exchange Commission (the “Commission”) initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by the Commission to furnish the Company with copies of all such reports they file. The Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representation, as of March 31, 2011, all of the Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners have been satisfied.

ITEM 11.  EXECUTIVE COMPENSATION

During the years ended March 31, 2011, and 2010, executive compensation was as follows:

SUMMARY COMPENSATION TABLE

The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the two years ended March 31, 2011.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Other Annual	Restricted Stock	Option Awards	Non-Equity Plan Compensation	Total
		($)	($)	($)	($)	($)	($)	($)
Todd Waltz	2011	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0

Option Grants in Fiscal Year: No stock options were granted to executive officers of the Company during the year ended March 31, 2011.

Stock Options Exercised During Fiscal Year: None

No stock options were exercised by executive officers of the Company during the year ended March 31, 2011.

LTIP Awards During Fiscal Year: None

We did not make any long-term incentive plan awards to any executive officers, directors or employees during the year ended March 31, 2011.

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth certain information with respect to beneficial ownership of our stock as of March 31, 2011 by:

•	persons known by us to be the beneficial owners of more than five percent (5%) of our issued and outstanding common stock;
•	each of our executive officers and directors; and
•	all of our officers and directors as a group.

Percentages are computed using a denominator of 75,493,885 shares of common stock outstanding, which is the total number of shares outstanding as of March 31, 2011.

Name and Address of Beneficial Owner (1)	Number of Shares	Percent of Class
Elizabeth Rose	4,040,000	5.35%
Todd Waltz (2)(3)	2,000,000	2.65%
Robert Blair Krueger	10,000,000	13.25%
Michael L. Peterson	8,000,000	10.6%
Bradley N. Rotter	8,000,000	10.60%
Navitas Capital LLC	8,000,000	10.60%
First Trust Corp-Philip Kranenburg TTEE	4,000,000	5.30%
Michael Todd Buchanan	4,000,000	5.30%
Gita Iyer	4,000,000	5.30%
James Wolfenbarger	4,000,000	5.30%
Eugene Ryeson	4,000,000	5.30%
	60,040,000	76.4%
All officers and directors as a group	2,000,000	2.65%

———————
(1)
Applicable percentage of beneficial ownership is based on 75,493,885 shares issued and outstanding as of March 31, 2011. Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after March 31, 2011 are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person.

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

The Company has not adopted any compensation plan or individual compensation arrangement under which equity securities are authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders) in exchange for consideration in the form of goods or services as described in Accounting Standards Codification (“ASC”) No. 505-50 Equity-Based Payments to Non-Employees, and ASC 718 Compensation – Stock Compensation, or any successor standard.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended March 31, 2011

Audit Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our financial statements included in our Annual Report on Form 10-K; and in connection with the review of our financial statements included in our quarterly reports during the fiscal year ending March 31, 2011 was $14,900.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the fiscal year ending March 31, 2011 was $0.

Tax Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to tax compliance, tax advice and tax planning for the fiscal year ending March 31, 2011 was $0.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during fiscal year ending March 31, 2011 was $0.

Year ended March 31, 2010

Audit Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-K; and our quarterly reports during the fiscal year ending March 31, 2010 was $16,500.

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

Audit Committee’s Policy of Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the Independent Registered Public Accounting Firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Independent Registered Public Accounting Firm and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval and the fees for the services performed to date.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a) Financial Statements

The following financial statements are filed as part of this report:

(b) Exhibits.

The following are filed as exhibits to this report:

A. Exhibits

3.1	Company’s Certificate of Incorporation (1)
3.2	Company’s Bylaws (1)
3.3	Audit Committee Charter (2)
3.4	Compensation Committee Charter (2)
14	Code of Ethics (2)
23.1	Consent of Independent Auditors (3)
31.1	Certification of Chief Executive Officer and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (4)
32.1	Certification of Chief Executive Officer and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (4)

(1)	Incorporated herein by this reference to the Company’s Registration Statement on form 20-F filed with the Securities Exchange Commission on October 17, 2001.

(2)	Incorporated herein by this reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, filed with the Securities Exchange Commission on September 15, 2004.

(3)	Incorporated herein by this reference to the Company’s Report on Form 8-K filed with the Securities Exchange Commission on November 4, 2010.

(4)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Vision Global Solutions, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISION GLOBAL SOLUTIONS INC.

Date: June 10, 2011	By:	/s/ Todd Waltz
Todd Waltz Chief Executive Officer, Chief Accounting Officer

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

	Signatures	Title	Date

By:	/s/ Todd Waltz	Todd Waltz	June 10, 2011
Chief Executive Officer, Chief Accounting Officer

VISION GLOBAL SOLUTIONS INC.
Report on Form 10K
For the Fiscal Years Ended March 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Vision Global Solutions, Inc.
Cupertino, CA

We have audited the accompanying balance sheet of Vision Global Solutions, Inc. (the "Company") as of March 31, 2011, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Vision Global Solutions, Inc. as of March 31, 2011, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has incurred recurring losses from operations, generated negative cash flows from operations and has an accumulated deficit of approximately $4,810,000 through March 31, 2011.  These conditions raise substantial doubt about its ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Armanino McKenna LLP
San Ramon, California
June 10, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors
Vision Global Solutions, Inc.

We have audited the accompanying consolidated balance sheet of Vision Global Solutions, Inc. (hereinafter referred to as “the Company”) as of March 31, 2010 and the related consolidated statements of operations, shareholders’ deficit and cash flows for year ended March 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vision Global Solutions, Inc. as of March 31, 2010, and the results of their operations and their cash flows for the year ended March 31, 2010 in conformity with accounting principles generally accepted in the United States.

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
June 28, 2010

200 South Park Road, SUITE 150 ● HOLLYWOOD, FLORIDA 33021 ● TELEPHONE (954) 922-5885 ● FAX (954) 922-5957
MEMBER – AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ● FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA ● REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING
OVERSIGHT BOARD OF THE SEC

VISION GLOBAL SOLUTIONS, INC.
Balance Sheets

	March 31,	March 31,
	2011	2010

ASSETS
CURRENT ASSETS
Cash	$476	$551

TOTAL ASSETS	$476	$551

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Account payable	$950	$5,125
Advances payable - related party	149,095	141,607
Line of credit - related party	58,998	26,766
Total Current Liabilities	209,043	173,498

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Blank Check Preferred Stock, $0.001 par value, 4,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, Class A, $0.001 par value, 200,000,000 shares authorized, 75,493,885 shares issued and outstanding	75,494	75,494
Additional paid-in capital	4,525,605	4,525,605
Accumulated deficit	(4,809,666)	(4,774,046)
Total Stockholders' Deficit	(208,567)	(172,947)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$476	$551

See accompanying notes to financial statements.

VISION GLOBAL SOLUTIONS, INC.
Statements of Operations

	For The Years Ended March 31,
	2011	2010

REVENUE	$-	$-

COSTS AND OPERATING EXPENSES
General and administrative expenses	22,996	26,532
Total Operating Expesnes	22,996	26,532

NET LOSS FROM OPERATIONS	(22,996)	(26,532)

OTHER EXPENSES
Interest expense	12,624	8,751

NET LOSS	$(35,620)	$(35,283)

Net loss per common share - basic and diluted
	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	75,493,885	75,493,885

See accompanying notes to financial statements.

VISION GLOBAL SOLUTIONS, INC.
Statements of Stockholders’ Deficit
Years Ended March 31, 2011 and 2010

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total

Balance March 31, 2009	75,493,885	$75,494	$4,525,605	$(4,738,763)	$(137,664)

Net Loss, Year ended March 31, 2010	-	-	-	(35,283)	(35,283)

Balance March 31, 2010	75,493,885	75,494	4,525,605	(4,774,046)	(172,947)

Net Loss, Year ended March 31, 2011	-	-	-	(35,620)	(35,620)

Balance March 31, 2011	75,493,885	$75,494	$4,525,605	$(4,809,666)	$(208,567)

See accompanying notes to financial statements.

VISION GLOBAL SOLUTIONS, INC.
Statements of Cash Flows

	For The Years Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,620)	$(35,283)
Adjustments to reconcile net loss to net cash used in
operating activities
Accrued interest	12,624	8,751
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(4,175)	478
Net Cash Used in Operating Activities	(27,171)	(26,054)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit - related party	27,096	26,516
Net Cash Provided by Financing Activities	27,096	26,516

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	(75)	462

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	551	89

CASH AND CASH EQUIVALENTS, END OF PERIOD	$476	$551

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

VISION GLOBAL SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
 FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Description of Business.

Vision Global Solutions, Inc., a Nevada Corporation (the “Company”) is a “shell company “as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as Securities and Exchange Commission (“SEC” ) Release Number 33-8407. The term “shell company” means a registrant, other than an asset-backed issuer, that has no or nominal operations, and either: (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.

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

Reclassification. Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.  These reclassifications had no impact on previously reported net loss or accumulated deficit.

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

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and related party payables approximate fair value due to their short maturities.

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

VISION GLOBAL SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
 FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 2 – RELATED PARTY TRANSACTIONS

On November 10, 2009, June 14, 2010 and August 9, 2010 the Company executed a promissory note in the amount of $26,061, $16,000 and $5,000, respectively, with Navitas Capital, LLC (“Navitas”), a significant shareholder of the Company. The Notes automatically matured and became due and payable on November 4, 2010, November 3, 2010 and September 30, 2010, respectively. Interest accrued from the date of the note on the unpaid principal amount at a rate equal to 10% per annum and was pro-rated for any partial periods.  On February 9, 2011, the balance of the notes and accrued interest was transferred to a revolving line of credit.

On February 9, 2011, the Company entered into a revolving line of credit facility with a credit limit of $100,000 with Navitas. The line of credit expires on March 31, 2012 and bears interest at the rate of 10% per annum. All outstanding principal and accrued interest under the existing notes between Navitas and the Company in the amount of $52,180 were transferred to this credit facility in addition to an initial draw of $6,000, and the existing notes were considered satisfactorily discharged as paid-in-full.  Accrued interest at March 31, 2011 amounted to $818.

As of March 31, 2011, the Company received a total of $124,794 as a working capital funding provided as a series of advances beginning in 2007 from Cagan McAfee Capital Partners, LLC, an organization responsible for arranging the change of control of the Company in 2007. The amounts are payable upon demand and bear interest at a rate of 6% per annum. Accrued interest at March 31, 2011 and 2010 amounted to $24,301 and $16,813, respectively.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has no operations, a net loss of $35,620 for the year ended March 31, 2011, an accumulated deficit of $4,809,666, and a working capital deficiency of $208,567. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – SUBSEQUENT EVENTS

Revolving line of credit – related party. On May 6, 2011, the Company borrowed an additional $9,000 under the $100,000 revolving line of credit facility provided by Navitas, a significant shareholder.  See Note 2 above.