Form 10-Q
period 2011-06-30
VISION GLOBAL SOLUTIONS INC
filed 2011-07-29
CIK 1135657

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 for the quarterly period ended June 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _________ to _________.

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
Blair Krueger, Esq., Attorney at Law
The Krueger Group, LLP
7486 La Jolla Boulevard La Jolla, California 92037
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑  No

The number of shares outstanding of the registrant’s Common Stock on July 27, 2011 was 75,493,885.

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

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS.

VISION GLOBAL SOLUTIONS, INC.
CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2011	2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$5,376	$476
Prepaid expenses	4,000	-

TOTAL ASSETS	$9,376	$476

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$5,093	$950
Advances payable - related party	150,962	149,095
Line of credit - related party	69,624	58,998
Total Current Liabilities	225,679	209,043

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Blank Check Preferred Stock, $0.001 par value, 4,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, Class A, $0.001 par value, 200,000,000 shares authorized, 75,493,885 shares issued and outstanding	75,494	75,494
Additional paid-in capital	4,525,605	4,525,605
Accumulated deficit	(4,817,402)	(4,809,666)
Total Stockholders' Deficit	(216,303)	(208,567)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,376	$476

The accompanying notes are an integral part of the financial statements

VISION GLOBAL SOLUTIONS, INC
Condensed Statement of Operations

	For The Three Months Ended June 30,
	2011	2010

REVENUE	$-	$-

COSTS AND OPERATING EXPENSES
General and administrative expenses	4,243	10,449
Total Operating Expesnes	4,243	10,449

NET LOSS FROM OPERATIONS	(4,243)	(10,449)

OTHER EXPENSES
Interest expense	3,493	2,572

NET LOSS	$(7,736)	$(13,021)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	75,493,885	75,493,885

The accompanying notes are an integral part of the financial statements

VISION GLOBAL SOLUTIONS, INC.
CONDENSED BALANCE SHEETS

	For The Three Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,736)	$(13,021)
Adjustments to reconvile net loss to net cash used in operating activities
Accrued interest	3,493	2,572
Changes in operating assets and liabilities
Increase in prepaid expenses	(4,000)	-
Increase (decrease) in accounts payable	4,143	(2,927)
Net Cash Used in Operating Activities	(4,100)	(13,376)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit - related party	9,000	16,001
Net Cash Provided by Financing Activities	9,000	16,001

NET INCREASE / (DECREASE) IN CASH	4,900	2,625

CASH, BEGINNING OF PERIOD	476	551

CASH, END OF PERIOD	$5,376	$3,176

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements

VISION GLOBAL SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011

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

Interim Financial Statements. The interim financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report.  In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of June 30, 2011 and the related operating results and cash flows for the interim period presented have been made.  All adjustments are of a normal recurring nature.  The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended March 31, 2012.

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

VISION GLOBAL SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011

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

On February 9, 2011, the Company entered into a revolving line of credit facility with a credit limit of $100,000 with Navitas. The line of credit expires on March 31, 2012 and bears interest at the rate of 10% per annum. All outstanding principal and accrued interest under the existing notes between Navitas and the Company in the amount of $52,180 were transferred to this credit facility, and the existing notes were considered satisfactorily discharged as paid-in-full.  Since February 9, 2011, principal draws in the amount of $15,000 were made against this revolving credit facility.  Accrued interest at June 30, 2011 and March 31, 2011 amounted to $2,444 and $818, respectively.

As of June 30, 2011, the Company received a total of $124,794 as a working capital funding provided as a series of advances beginning in 2007 from Cagan McAfee Capital Partners, LLC, an organization responsible for arranging the change of control of the Company in 2007. The amounts are payable upon demand and bear interest at a rate of 6% per annum. Accrued interest at June 30, 2011 and March 31, 2011 amounted to $26,168 and $24,301, respectively.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has no operations, a net loss of $7,736 for the three months ended June 30, 2011, an accumulated deficit of $4,817,402, and a working capital deficiency of $216,303. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Business.

•	Results of Operations.

•	Liquidity and Capital Resources.

•	Critical Accounting Estimates.

The following discussion should be read in conjunction with the Vision Global Solutions, Inc .financial statements and accompanying notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect the plans, estimates and beliefs of Vision Global Solutions, Inc  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," and similar expressions are intended to identify forward-looking statements. The actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report and in other reports we file with the Securities and Exchange Commission (“SEC”), specifically the most recent Annual Report on Form 10-K.”  The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law.   All references to years relate to the fiscal year ended March 31 of the particular year.

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

Results of Operations

As reflected in the accompanying financial statements, we had a working capital deficit of $216,303 at June 30, 2011, an accumulated deficit of $4,817,402 at June 30, 2011, and a net loss from operations of $7,736 for the three months ended June 30, 2011.

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

Changes in Internal Control over Financial Reporting.

There have been no significant changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

31.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vision Global Solutions, Inc.

Date: July 29, 2011	By:	/s/ Todd Waltz
Todd Waltz
Chief Executive Officer, Chief Accounting Officer