Form 10-Q
period 2011-09-30
VISION GLOBAL SOLUTIONS INC
filed 2011-11-09
CIK 1135657

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 for the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The number of shares outstanding of the registrant’s Common Stock on November 8, 2011 was 75,493,885.

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

VISION GLOBAL SOLUTIONS, INC.
CONDENSED BALANCE SHEETS
	September 30,	March 31,
	2011	2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$765	$476
Prepaid expenses	3,750	-

TOTAL ASSETS	$4,515	$476

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$3,494	$950
Advances payable - related party	152,849	149,095
Line of credit - related party	71,400	58,998
Total Current Liabilities	227,743	209,043

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Blank Check Preferred Stock, $0.001 par value, 4,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, Class A, $0.001 par value, 200,000,000 shares authorized, 75,493,885 shares issued and outstanding	75,494	75,494
Additional paid-in capital	4,525,605	4,525,605
Accumulated deficit	(4,824,327)	(4,809,666)
Total Stockholders' Deficit	(223,228)	(208,567)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,515	$476

The accompanying notes are an integral part of the financial statements

VISION GLOBAL SOLUTIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30,		For The Six Months Ended September 30,
	2011	2010	2011	2010

REVENUE	$-	$-	-	$-

COSTS AND OPERATING EXPENSES
General and administrative expenses	3,261	4,895	7,504	15,344
Total Operating Expesnes	3,261	4,895	7,504	15,344

NET LOSS FROM OPERATIONS	(3,261)	(4,895)	(7,504)	(15,344)

OTHER EXPENSES
Interest expense	3,664	2,291	7,157	4,864

NET LOSS	$(6,925)	$(7,186)	(14,661)	$(20,208)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	75,493,885	75,493,885	75,493,885	75,493,885

The accompanying notes are an integral part of the financial statements

VISION GLOBAL SOLUTIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	For The Six Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,661)	$(20,208)
Adjustments to reconcile net loss to net cash used in
operating activities
Accrued interest	7,156	4,819
Changes in operating assets and liabilities
Increase in prepaid expenses	(3,750)	-
Increase (decrease) in accounts payable	2,544	(4,327)
Net Cash Used in Operating Activities	(8,711)	(19,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit - related party	9,000	21,000
Net Cash Provided by Financing Activities	9,000	21,000

NET INCREASE / (DECREASE) IN CASH	289	1,284

CASH, BEGINNING OF PERIOD	476	551

CASH, END OF PERIOD	$765	$1,835

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

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

Interim Financial Statements. The interim financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report.  In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of September 30, 2011 and the related operating results and cash flows for the interim period presented have been made.  All adjustments are of a normal recurring nature.  The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended March 31, 2012.

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

On February 9, 2011, the Company entered into a revolving line of credit facility with a credit limit of $100,000 with Navitas. The line of credit expires on March 31, 2012 and bears interest at the rate of 10% per annum. All outstanding principal and accrued interest under the existing notes between Navitas and the Company in the amount of $52,180 were transferred to this credit facility, and the existing notes were considered satisfactorily discharged as paid-in-full.  Since February 9, 2011, principal draws in the amount of $20,000 were made against this revolving credit facility, including a draw on October 21, 2011 in the amount of $5,000.  See Note 4 Subsequent Events.  Accrued interest at September 30, 2011 and March 31, 2011 amounted to $4,220 and $818, respectively.

As of September 30, 2011, the Company received a total of $124,794 as a working capital funding provided as a series of advances beginning in 2007 from Cagan McAfee Capital Partners, LLC, an organization responsible for arranging the change of control of the Company in 2007. The amounts are payable upon demand and bear interest at a rate of 6% per annum. Accrued interest at September 30, 2011 and March 31, 2011 amounted to $28,055 and $24,301, respectively.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has no operations, a net loss of $14,661 for the six months ended September 30, 2011, an accumulated deficit of $4,824,327, and a working capital deficiency of $223,228. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – SUBSEQUENT EVENTS

Revolving line of credit – related party. On October 20, 2011, the Company borrowed an additional $5,000 under the $100,000 revolving line of credit facility provided by Navitas, significant shareholder.  See Note 2 – Related Party Transactions.

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

Results of Operations

As reflected in the accompanying financial statements, we had a working capital deficit of $223,228 at September 30, 2011, an accumulated deficit of $4,824,327 at September 30, 2011, and a net loss from operations of $14,661 for the six months ended September 30, 2011.

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

Changes in Internal Control over Financial Reporting.

There have been no significant changes in our internal controls over financial reporting that occurred during the six months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Vision Global Solutions, Inc.

Date: November 8, 2011	By:	/s/ Todd Waltz
Todd Waltz
Chief Executive Officer, Chief Accounting Officer