Form 10-K
period 2012-03-31
VISION GLOBAL SOLUTIONS INC
filed 2012-06-26
CIK 1135657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended March 31, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).. Yes   ☑    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes   ☑    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of " large accelerated filer," or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑  No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Aggregate Market Value as of September 30, 2011: $1,585,372 based on common shares outstanding of 75,493,885.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of  April 26, 2012 was 75,493,885.

DOCUMENTS INCORPORATED BY REFERENCE

None

VISION GLOBAL SOLUTIONS INC.
Report on Form 10K
For the Fiscal Year Ended March 31, 2012

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

ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

History and Development of Vision Global Solutions, Inc.

Outer Edge Holdings, Inc. (“Outer Edge”) was incorporated under laws of the Province of Ontario as “Consumer General Inc.” on September 9, 1988. On March 29, 1999, Outer Edge amalgamated with 1345166 Ontario Inc. to form and continue under the name “Outer Edge Holdings Inc.” Outer Edge had no subsidiaries or affiliates.   In November 2003, we changed our incorporation domicile from Ontario Canada to Nevada. Vision Global Solutions Inc., a Nevada corporation (the “Company”, “Vision Global” or “VIGS”), was formed on November 20, 2003 to reincorporate the Company as a Nevada Corporation.

The Company’s Status As A Shell Corporation

The Company has no business operations and nominal assets and liabilities. The Company is a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as SEC Release Number 33-8407. The term “shell company” means a registrant, other than an asset-backed issuer, that has no or nominal operations, and either: (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets;

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

CAPITALIZATION AND INDEBTEDNESS

Pursuant to the Articles of Incorporation as filed January 7, 2005, the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of Preferred Stock, $0.001 par value share; 75,493,885 shares of Class A common shares are issued and outstanding as of March 31, 2012 and 2011. There are no shares of Preferred Stock issued and outstanding.

LINES OF CREDIT

On February 9, 2011, the Company entered into a revolving line of credit facility with a credit limit of $100,000 with Navitas Capital, LLC (“Navitas”). The line of credit expired on March 31, 2012 and bears interest at the rate of 10% per annum. All outstanding principal and accrued interest under the existing notes between Navitas and the Company in the amount of $52,180 were transferred to this credit facility, and the existing notes were considered satisfactorily discharged as paid-in-full.  Accrued interest at March 31, 2012 and 2011 amounted to $8,120 and $818, respectively.

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

THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our ability to continue as a going concern is subject to substantial doubt given our current financial condition. If we are unable to continue as a going concern, investors in our common shares will likely lose their entire investment. We have indicated in our financial statements that there is substantial doubt about our ability to continue as a going concern. In addition, the report of the independent registered public accounting firm on our audited financial statements for the year ended March 31, 2012 includes an explanatory paragraph which indicates that there is substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be successful in raising additional funding as required.

OUR STOCK PRICE IS VERY VOLATILE.

Many factors beyond our control can affect the market price of our common shares. Even assuming that the Company is successful in merging with or acquiring any other operating company, factors impacting our success will include: variations in our operating results; variations in industry growth rates; actual or anticipated announcements of technical innovations or new products or services by us or our competitors; general economic conditions in the market for our products and services; divergence of our operating results from analysts’ expectations; and changes in earnings estimates by research analysts. In particular, the market prices of the shares of many companies in the technology and emerging growth sectors have experienced wide fluctuations that have often been unrelated to the operating performance of such companies.

Our stock trades on the OTC Market as an OTCQB tier stock, in addition to the Over-the-Counter Bulletin Board, or OTCBB.  Until recently, most small, fully-reporting issuers were listed exclusively on the OTCBB. However, many fully-reporting issuers, including us, are now traded on what is commonly referred to as the “OTC Pink Sheets” or “OTC Markets”, which are owned and controlled by Pink OTC Markets, Inc., a privately-held, non-governmental entity.

Our FINRA-licensed market makers have placed quotations for our stock on both the OTCBB and the OTCQB tier of the OTC Market.  On April 5, 2010, Pink OTC created a new marketplace called the “OTCQB” in an effort to assist investors in distinguishing OTC Market- or “Pink Sheet”-traded securities that are fully-reporting issuers from non-reporting issuers.  This change also allows recently delisted OTCBB securities to get the recognition that, while now trading solely on the OTC Market, they are current with their obligations under the reporting requirements of the Exchange Act and are in good standing with the SEC with respect to their reporting obligations.

While we have not been de-listed from the OTCBB, we may be de-listed in the future.  This new OTCQB marketplace ensures that investors know that the OTC Market has many fully-reporting issuers approved for trading on the Pink OTC platform. In the future, regardless of whether we are listed on the OTCBB, as long as we are listed with the OTCQB and are current in our reporting, we will be designated as an OTCQB security. If we are ever late in our reporting requirements, we would be dropped to the designation of “OTC Market – Current Information.”  Assuming that we then become current again with the SEC, we would be moved immediately back to the OTCQB marketplace.  Accordingly, there may be no material difference between an OTCBB-listed security and a fully-reporting issuer trading on the OTC Market under the OTCQB designation.

Because the OTC Market does not operate under the same rules and standards as the NASDAQ stock market, our stockholders may have greater difficulty in selling their shares when they want and for the price they want. The OTCBB and the OTC Market are separate and distinct from the NASDAQ stock market. NASDAQ has no business or listing relationship with issuers of securities quoted on the OTC Market and the OTC Market. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTCQB Market and the OTCBB Market.   Although the NASDAQ stock market has rigorous listing standards to ensure the high quality of its issuers, and can de-list issuers for not meeting those standards, the OTC Market and the OTCBB Market have no listing standards. Rather, it is the market maker who chooses to quote a security on the system, who files the application and is obligated to comply with keeping information about the issuers in its files. The NASD cannot deny an application by a market-maker to quote the stock of a company. The only requirement for inclusion in the OTC Market and the OTCBB Market is that the issuer be current in its informational reporting requirements pursuant to SEC Rule 15c2-11.

Because stocks traded on the OTC Market and the OTCBB Market are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts, our stockholders may have greater difficulty in selling their shares when they want and for the price they want. Investors may have greater difficulty in getting orders filled because it is anticipated that if our stock trades on a public market, it initially will trade on the OTC Market and the OTCBB Market rather than on NASDAQ. Investors’ orders may be filled at a price much different than expected when an order is placed. Trading activity in general is not conducted as efficiently and effectively as NASDAQ-listed securities.

Investors must contact a broker dealer to trade OTC Market and the OTCBB Market securities. Investors do not have direct access to the OTC Market and the OTCBB Market. For OTC Market and OTCBB Market securities, there only has to be one market maker. OTC Market and OTCBB Market transactions are conducted almost entirely manually. Because there are no automated systems for negotiating trades on the OTC Market and the OTCBB Market, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders - an order to buy or sell a specific number of shares at the current market price - it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and getting execution. Because OTC Market and OTCBB Market stocks are usually not followed by analysts, there may be lower trading than for NASDAQ-listed securities.

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

We anticipate that our cash at March 31, 2011 of $628, along with cash generated from operations, if any, will be insufficient to meet our present operating and capital expenditures through fiscal 2012. We negotiated a line of credit facility with third party sources for the purpose of financing our operations. However, there is no guarantee that we shall be able to draw the entire amount under this financing arrangement or that unanticipated circumstances will not require additional liquidity.

Future liquidity and cash requirements will depend on a wide range of factors; including the level of success the Company has in raising additional financing. Accordingly, there can be no assurance that the Company will be able to meet its working capital needs for any future period. As a result of some of the items noted above, the Independent Registered Public Accounting Firm’s Report for the year ended March 31, 2012 indicated that there was substantial doubt regarding the Company’s ability to continue as a going concern.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

There are 599 holders of our common equity. The following table sets forth for the respective periods the prices of the Company’s Common Stock. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

DATE	HIGH	LOW	CLOSE

31-Mar-12	0.015	0.006	0.010
31-Dec-11	0.030	0.006	0.012
30-Sep-11	0.040	0.009	0.021
30-Jun-11	0.075	0.010	0.032
31-Mar-11	0.030	0.005	0.020
31-Dec-10	0.024	0.006	0.006
30-Sep-10	0.019	0.002	0.008
30-Jun-10	0.014	0.003	0.003

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

The following discussion of the Company’s results should be read in conjunction with the information contained in the Financial Statements and related Notes thereto. The following discussion provides a comparative analysis of material changes for the year ended March 31, 2012 and 2011, in the financial condition and results of operations of the company.

Plan of Operations

The Company has not had revenue from operations in the last two years. Previously, the Company’s revenues and operating results varied substantially from year to year .   At this time, we do not have any material commitments for capital expenditures, nor are we able to anticipate the expected sources of funds for such expenditures.

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

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction, in order to ensure that Business Combination qualifies as a “tax free” transaction under federal tax laws).  The issuance of additional shares of our capital stock:

●	will significantly reduce the equity interest of our stockholders as of the date of the transaction; and

●	likely result in the resignation or removal of our management as of the date of the transaction.

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

On April 5, 2012, President Obama signed the JOBS Act into law. The JOBS Act is aimed at facilitating capital raising by smaller companies and banks and bank holding companies by implementing the following changes:

● raising the limit for Regulation A offerings from $5 million to $50 million per year and exempting some Regulation A offerings from state blue sky laws;

● permitting advertising and general solicitation in Rule 506 and Rule 144A offerings;

● allowing private companies to use “crowd funding” to raise up to $1 million in any 12-month period, subject to certain conditions; and,

● creating a new category of issuer, called an “Emerging Growth Company”, for companies with less than $1 billion in annual gross revenue, which will benefit from certain changes that reduce the cost and burden of carrying out an equity initial public offering (IPO) and complying with public company reporting obligations for up to five years.

While the JOBS Act is not expected to have any immediate application to us, management will continue to monitor the implementation rules for potential effects which might benefit us.

REVENUES

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had no revenues for the years ended March 31, 2012 and 2011.

COSTS OF SALES

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had no costs of sales for the years ended March 31, 2012 and 2011.

TOTAL OPERATING EXPENSES

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had total operating expenses of $16,199 for the year ended March 31, 2012 compared to $22,996 for the year ended March 31, 2011.

NET INCOME (LOSS)

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had a net loss of $31,009 for the year ended March 31, 2012 compared to $35,620 for the year ended March 31, 2011.

ASSETS

CASH

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had nominal Cash as of March 31, 2012 and 2011.

TOTAL CURRENT ASSETS

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had nominal current assets at March 31, 2012 and 2011.

TOTAL CURRENT LIABILITIES

 As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had total liabilities of $241,454 at March 31, 2012 and $209,043 at March 31, 2011.

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

The Company has had no disagreements with its accountants during the March 31, 2012 fiscal year.

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

I carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the period ended March 31, 2012 (the “Evaluation Date”). As of the Evaluation Date, I concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in it reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s management assessed the effectiveness of its internal control over financial reporting as of March 31, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in  Internal Control-Integrated Framework . The Company’s management has concluded that, as of March 31, 2012 the Company’s internal control over financial reporting is effective based on this criteria.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the Company’s evaluation that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. The foregoing disclosure includes management’s assessment of the effectiveness of internal control over financial reporting at March 31, 2012 including a statement that the internal control over financial reporting was effective. The Company hereby confirms that the assessment of internal control over financial reporting as of March 31, 2012 was performed. The foregoing amended disclosure includes the disclosure required by Item 308T(a)(2 and (a)(3).

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS AND DIRECTORS

The director and executive officer as of March 31, 2012 is as follows:

Name	Age	Position
Todd Waltz	50	Chief Executive Officer, President, Secretary, Treasurer and Sole Director

The following is information on the business experience of the Company’s sole director and officer. The Company has no other key employees.

Todd Waltz, 50, has been the Chairman of the Board of Directors, Chief Executive Officer, President and Secretary of the Corporation since November 2009.  From 2007 until the present, Mr. Waltz has served as Corporate Controller and since January 2010 Chief Financial Officer of Aemetis, Inc. (formerlyAE Biofuels, Inc.), a renewable energy company.  From 1994 to 2007 Mr. Waltz served with increasing responsibility in a variety of senior financial management and business partner roles in various divisions of Apple, Inc.  Mr. Waltz received his bachelor degree from Mount Union College in 1983, his MBA from Santa Clara University in 1997 and his Master of Science in Taxation from San Jose State University in 2008.  Mr. Waltz has more than 25 years of experience in public and private accounting with global public firms.  Mr. Waltz is a Certified Public Accountant (inactive) in the state of California.

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

CODE OF ETHICS

The Company has adopted a code of business conduct and ethics that applies to its directors, officers, and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions.   The Code of Ethics is attached hereto as an Exhibit to this filing.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company directors and executive officers, and persons who own more than ten percent (10%) of the Company’s outstanding common stock, file with the Securities and Exchange Commission (the “Commission”) initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by the Commission to furnish the Company with copies of all such reports they file. The Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representation, as of March 31, 2012, all of the Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners have been satisfied.

ITEM 11.  EXECUTIVE COMPENSATION

During the years ended March 31, 2012, and 2011, executive compensation was as follows:

SUMMARY COMPENSATION TABLE

The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the two years ended March 31, 2011 and March 31, 2012

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Other Annual	Restricted Stock	Option Awards	Non-Equity Plan Compensation	Total
		($)	($)	($)	($)	($)	($)	($)
Todd Waltz	2012	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0

Option Grants in Fiscal Year: No stock options were granted to executive officers of the Company during the year ended March 31, 2012.

Stock Options Exercised During Fiscal Year

No stock options were exercised by executive officers of the Company during the year ended March 31, 2012.

LTIP Awards During Fiscal Year

We did not make any long-term incentive plan awards to any executive officers, directors or employees during the year ended March 31, 2012.

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth certain information with respect to beneficial ownership of our stock as of March 31, 2012 by:

●	persons known by us to be the beneficial owners of more than five percent (5%) of our issued and outstanding common stock;

●	each of our executive officers and directors; and

●	all of our officers and directors as a group.

Percentages are computed using a denominator of 75,493,885 shares of common stock outstanding, which is the total number of shares outstanding as of March 31, 2012.

Name and Address of Beneficial Owner (1)	Number of Shares	Percent of Class
Elizabeth Rose	4,040,000	5.35%
Todd Waltz (2)(3)	2,000,000	2.65%
Robert Blair Krueger (4)	10,000,000	13.25%
Michael L. Peterson	8,000,000	10.6%
Bradley N. Rotter	8,000,000	10.60%
Navitas Capital LLC	8,000,000	10.60%
First Trust Corp-Philip Kranenburg TTEE	4,000,000	5.30%
Michael Todd Buchanan	4,000,000	5.30%
Gita Iyer	4,000,000	5.30%
James Wolfenbarger	4,000,000	5.30%
Eugene Ryeson	4,000,000	5.30%
	60,040,000	76.4%
All officers and directors as a group	2,000,000	2.65%

———————
(1)
Applicable percentage of beneficial ownership is based on 75,493,885 shares issued and outstanding as of March 31, 2012. Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after March 31, 2012 are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person.

(2)	Address is 20400 Stevens Creek Blvd., Suite 700, Cupertino, California 95014.

(3)	Mr. Waltz is the sole officer and director of the Company.

(4)	Mr. Krueger transferred ownership of his shares to his Daughter’s trusts.

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

The Company has not adopted any compensation plan or individual compensation arrangement under which equity securities are authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders) in exchange for consideration in the form of goods or services as described in Accounting Standards Codification (“ASC”) No. 505-50  Equity-Based Payments to Non-Employees , and ASC 718  Compensation – Stock Compensation,  or any successor standard.

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

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended March 31, 2012

Audit Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our financial statements included in our Annual Report on Form 10-K; and in connection with the review of our financial statements included in our quarterly reports during the fiscal year ending March 31, 2012 was $10,500.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the fiscal year ending March 31, 2012 was $0.

Tax Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to tax compliance, tax advice and tax planning for the fiscal year ending March 31, 2012 was $0.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during fiscal year ending March 31, 2012 was $0.

Year ended March 31, 2011

Audit Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-K; and our quarterly reports during the fiscal year ending March 31, 2011 was $14,800.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a) Financial Statements

The following financial statements are filed as part of this report:

(b) Exhibits.

The following are filed as exhibits to this report:

A. Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.10	Company's Certificate of Incorporation	20-F	000-31104		Oct. 17, 2001
3.20	Company's Bylaws	20-F	000-31104		Oct. 17, 2001
3.30	Audit Committee Charter	10-K	000-31104		Sept. 15, 2004
3.40	Compensation Committee Charter	10-K	000-31104		Sept. 15, 2004
14.00	Code of Ethics	10-K	000-31104		Sept. 15, 2004
23.10	Consent of Independent Auditors	8-K	000-31104		Nov. 4, 2010
31.10	Certification of Chief Executive Officer and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	10-K		31.1		x
32.10	Certification of Chief Executive Officer and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	10-K		32.1		x

  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Vision Global Solutions, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISION GLOBAL SOLUTIONS INC.

Date: June 25, 2012	By:	/s/ Todd Waltz
Todd Waltz Chief Executive Officer, Chief Accounting Officer

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

	Signatures	Title	Date

By:	/s/ Todd Waltz	Todd Waltz	June 25, 2012
Chief Executive Officer, Chief Accounting Officer

 VISION GLOBAL SOLUTIONS INC.
Report on Form 10K
For the Fiscal Years Ended March 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Vision Global Solutions, Inc.
Cupertino, CA

We have audited the accompanying balance sheets of Vision Global Solutions, Inc. (the "Company") as of March 31, 2012 and 2011, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Vision Global Solutions, Inc. as of March 31, 2012 and 2011, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has incurred recurring losses from operations, generated negative cash flows from operations and has an accumulated deficit of approximately $4,841,000 through March 31, 2012.  These conditions raise substantial doubt about its ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Armanino McKenna LLP
San Ramon, California
June 25, 2012

VISION GLOBAL SOLUTIONS, INC.
Balance Sheets

	March 31, 2012	March 31, 2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$628	$476
Prepaid expenses	1,250	-

TOTAL ASSETS	$1,878	$476

LIABILITIES AND STOCKHOLDERS' DEFICIT CURRENT LIABILITIES

Accounts payable	$4,550	$950
Advances payable - related party	156,604	149,095
Line of credit - related party	80,300	58,998
Total Current Liabilities	241,454	209,043

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS' DEFICIT

Series A Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Blank Check Preferred Stock, $0.001 par value, 4,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, Class A, $0.001 par value, 200,000,000 shares authorized, 75,493,885 shares issued and outstanding	75,494	75,494
Additional paid-in capital	4,525,605	4,525,605
Accumulated deficit	(4,840,675)	(4,809,666)
Total Stockholders' Deficit	(239,576)	(208,567)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,878	$476

  See accompanying notes to financial statements.

VISION GLOBAL SOLUTIONS, INC.
Statements of Operations

	For The Years Ended March 31,
	2012	2011

REVENUE	$-	$-

COSTS AND OPERATING EXPENSES

General and administrative expenses	16,199	22,996
Total Operating Expesnes	16,199	22,996

NET LOSS FROM OPERATIONS	(16,199)	(22,996)

OTHER EXPENSES
Interest expense	14,810	12,624

NET LOSS	$(31,009)	$(35,620)

Net loss per common share - basic and diluted	$0.00	$0.00

Weighted average number of common shares outstanding - basic and diluted	75,493,885	75,493,885

See accompanying notes to financial statements.

VISION GLOBAL SOLUTIONS, INC.
Statements of Stockholders’ Deficit
Years Ended March 31, 2012 and 2011

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total

Balance March 31, 2010	75,493,885	$75,494	$4,525,605	$(4,774,046)	$(172,947)

Net loss, year ended March 31, 2011				(35,620)	(35,620)

Balance March 31, 2011	75,493,885	75,494	4,525,605	(4,809,666)	(208,567)

Net loss, year ended March 31, 2012				(31,009)	(31,009)

Balance March 31, 2012	75,493,885	$75,494	$4,525,605	$(4,840,675)	$(239,576)

See accompanying notes to financial statements.

VISION GLOBAL SOLUTIONS, INC.
Statements of Cash Flows

	For The Years Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,009)	$(35,620)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest	14,811	12,624
Changes in operating assets and liabilities
Increase in prepaid expenses	(1,250)	-
Increase (decrease) in accounts payable	3,600	(4,175)
Net cash used in operating activities	(13,848)	(27,171)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit - related party	14,000	27,096
Net cash provided by financing activities	14,000	27,096

NET INCREASE / (DECREASE) IN CASH	152	(75)

CASH, BEGINNING OF PERIOD	476	551

CASH, END OF PERIOD	$628	$476

SUPPLEM ENTAL DISCLOSURES OF CASH FLOWS INFORM ATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

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

On February 9, 2011, the Company entered into a revolving line of credit facility with a credit limit of $100,000 with Navitas. The line of credit expires on March 31, 2012 and bears interest at the rate of 10% per annum. All outstanding principal and accrued interest under the existing notes between Navitas and the Company in the amount of $52,180 were transferred to this credit facility in addition to an initial advance of $6,000, and the existing notes were considered satisfactorily discharged as paid-in-full.  Subsequent to the initial advance, the Company drew an additional $14,000 under this credit facility.  Accrued interest at March 31, 2012 and 2011 amounted to $8,120 and $818, respectively.

As of March 31, 2012, the Company received a total of $124,794 as a working capital funding provided as a series of advances beginning in 2007 from Cagan McAfee Capital Partners, LLC, an organization responsible for arranging the change of control of the Company in 2007. The amounts are payable upon demand and bear interest at a rate of 6% per annum. Accrued interest at March 31, 2012 and 2011 amounted to $31,810 and $24,301, respectively.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has no operations, a net loss of $31,009 for the year ended March 31, 2012, an accumulated deficit of $4,840,675, and a working capital deficiency of $239,576. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.