Form 10-Q
period 2012-06-30
VISION GLOBAL SOLUTIONS INC
filed 2012-08-10
CIK 1135657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 for the quarterly period ended June 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _________to _________

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
Telephone: (858) 405-7385E-mail: blair@thekruegergroup.com

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

The number of shares outstanding of the registrant’s Common Stock on August 10, 2012 was 75,493,885.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

VISION GLOBAL SOLUTIONS, INC.
CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$455	$628
Prepaid expenses	-	1,250

TOTAL ASSETS	$455	$1,878

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$8,970	$4,550
Advances payable - related party	158,471	156,604
Line of credit - related party	82,326	80,300
Total Current Liabilities	249,767	241,454

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Blank Check Preferred Stock, $0.001 par value, 4,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, Class A, $0.001 par value, 200,000,000 shares authorized, 75,493,885 shares issued and outstanding	75,494	75,494
Additional paid-in capital	4,525,605	4,525,605
Accumulated deficit	(4,850,411)	(4,840,675)
Total Stockholders' Deficit	(249,312)	(239,576)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$455	$1,878

The accompanying notes are an integral part of the financial statements

VISION GLOBAL SOLUTIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30,
	2012	2011

REVENUE	$-	$-

COSTS AND OPERATING EXPENSES
General and administrative expenses	5,842	4,243

Total Operating Expesnes	5,842	4,243

NET LOSS FROM OPERATIONS	(5,842)	(4,243)

OTHER EXPENSES
Interest expense	3,894	3,493

NET LOSS	$(9,736)	$(7,736)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common sharesoutstanding - basic and diluted	75,493,885	75,493,885

The accompanying notes are an integral part of the financial statements

VISION GLOBAL SOLUTIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	For The Three Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,736)	$(7,736)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest	3,893	3,493
Changes in operating assets and liabilities
Increase (decrease) in prepaid expenses	1,250	(4,000)
Increase in accounts payable	4,420	4,143
Net cash used in operating activities	(173)	(4,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit - related party	-	9,000
Net cash provided by financing activities	-	9,000

NET INCREASE / (DECREASE) IN CASH	(173)	4,900

CASH, BEGINNING OF PERIOD	628	476

CASH, END OF PERIOD	$455	$5,376

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements

VISION GLOBAL SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2012

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

Interim Financial Statements. The interim financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report.  In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of June 30, 2012 and the related operating results and cash flows for the interim period presented have been made.  All adjustments are of a normal recurring nature.  The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended March 31, 2013.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

On February 9, 2011, the Company entered into a revolving line of credit facility with a credit limit of $100,000 with Navitas. The line of credit expires on March 31, 2012 and bears interest at the rate of 10% per annum.  The line of credit was amended June 30, 2012 extending the maturity to March 31, 2013.   All outstanding principal and accrued interest under the existing notes between Navitas and the Company in the amount of $52,180 were transferred to this credit facility, and the existing notes were considered satisfactorily discharged as paid-in-full.  Since February 9, 2011, principal draws in the amount of $20,000 were made against this revolving credit facility, including a draw on August 8, 2012 in the amount of $14,000.  See Note 4 Subsequent Events.  Accrued interest at June 30, 2012 and March 31, 2012 amounted to $10,147and $8,120, respectively.

As of June 30, 2012, the Company received a total of $124,794 as a working capital funding provided as a series of advances beginning in 2007 from Cagan McAfee Capital Partners, LLC, an organization responsible for arranging the change of control of the Company in 2007. The amounts are payable upon demand and bear interest at a rate of 6% per annum. Accrued interest at June 30, 2012 and March 31, 2012 amounted to $33,676 and $31,810, respectively.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has no operations, a net loss of $9,736 for the three months endedJune 30, 2012, an accumulated deficit of $4,850,411, and a working capital deficiency of $249,312. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – SUBSEQUENT EVENTS

Revolving line of credit – related party. On August 8, 2012, the Company borrowed an additional $14,000 under the $100,000 revolving line of credit facility provided by Navitas, significant shareholder.  See Note 2 – Related Party Transactions.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanyingfinancial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Business.

●	Results of Operations.

●	Liquidity and Capital Resources.

●	Critical Accounting Estimates.

The following discussion should be read in conjunction with the Vision Global Solutions, Inc.financial statements and accompanying notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect the plans, estimates and beliefs of Vision Global Solutions, Inc.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," and similar expressions are intended to identify forward-looking statements. The actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report and in other reports we file with the Securities and Exchange Commission (“SEC”), specifically the most recent Annual Report on Form 10-K.”  The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law.   All references to years relate to the fiscal year ended March 31 of the particular year.

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

Results of Operations

As reflected in the accompanying financial statements, we had a working capital deficit of $249,312 at June 30, 2012, an accumulated deficit of $4,850,411 at June30, 2012, and a net loss from operations of $9,736 for the three months ended June 30, 2012.

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

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer who serves as our principal executive officer and our principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report on Form 10-Q (the “Evaluation Date”). The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer,who serves as our principal executive officer and our principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were operating effectively.

Changes in Internal Control over Financial Reporting.

There have been no significant changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer,who serves as our principal executive officer and our principal financial and accounting officer, to allow timely decisions regarding required disclosure.

PART II -- OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Corporation is not a party to any material pending legal proceedings, and to the best of our knowledge, no such proceedings by or against the Corporation have been threatened.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5.	OTHER INFORMATION.

The revolving line of credit facility with Navitas expired on March 31, 2012. On August 8, 2012, this line of credit was amended to extending the maturity to March 31, 2013.

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

Vision Global Solutions, Inc.

Date: August 10, 2012	By:	/s/ Todd Waltz
Todd Waltz
Chief Executive Officer, Chief Accounting Officer