Form 10-Q
period 2012-09-30
VISION GLOBAL SOLUTIONS INC
filed 2012-11-09
CIK 1135657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 for the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant’s Common Stock on November 8, 2012 was 75,493,885.

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

VISION GLOBAL SOLUTIONS, INC.
CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$4,305	$628
Prepaid expenses	-	1,250

TOTAL ASSETS	$4,305	$1,878

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$3,300	$4,550
Advances payable - related party	160,358	156,604
Line of credit - related party	98,624	80,300
Total Current Liabilities	262,282	241,454

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Blank Check Preferred Stock, $0.001 par value, 4,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, Class A, $0.001 par value, 200,000,000 shares authorized, 75,493,885 shares issued and outstanding	75,494	75,494
Additional paid-in capital	4,525,605	4,525,605
Accumulated deficit	(4,859,076)	(4,840,675)
Total Stockholders' Deficit	(257,977)	(239,576)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,305	$1,878

The accompanying notes are an integral part of the financial statements

VISION GLOBAL SOLUTIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30,		For The Six Months Ended September 30,
	2012	2011	2012	2011

REVENUE	$-	$-	-	$-

COSTS AND OPERATING EXPENSES
General and administrative expenses	4,480	3,261	10,322	7,504
Total Operating Expenses	4,480	3,261	10,322	7,504

NET LOSS FROM OPERATIONS	(4,480)	(3,261)	(10,322)	(7,504)

OTHER EXPENSES
Interest expense	4,185	3,664	8,079	7,157

NET LOSS	$(8,665)	$(6,925)	(18,401)	$(14,661)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	75,493,885	75,493,885	75,493,885	75,493,885

The accompanying notes are an integral part of the financial statements

VISION GLOBAL SOLUTIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	For The Six Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,401)	$(14,661)
Adjustments to reconcile net loss to net cash used in
operating activities
Accrued interest	8,078	7,156
Changes in operating assets and liabilities
Increase (decrease) in prepaid expenses	1,250	(3,750)
Increase in accounts payable	(1,250)	2,544
Net cash used in operating activities	(10,323)	(8,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit - related party	14,000	9,000
Net cash provided by financing activities	14,000	9,000

NET INCREASE / (DECREASE) IN CASH	3,677	289

CASH, BEGINNING OF PERIOD	628	476

CASH, END OF PERIOD	$4,305	$765

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements

VISION GLOBAL SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012

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

Interim Financial Statements. The interim financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report.  In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of September 30, 2012 and the related operating results and cash flows for the interim period presented have been made.  All adjustments are of a normal recurring nature.  The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended March 31, 2013.

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

VISION GLOBAL SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

On February 9, 2011, the Company entered into a revolving line of credit facility with a credit limit of $100,000 with Navitas. The line of credit expires on March 31, 2013 and bears interest at the rate of 10% per annum.  All outstanding principal and accrued interest under the existing notes between Navitas and the Company in the amount of $52,180 were transferred to this credit facility, and the existing notes were considered satisfactorily discharged as paid-in-full.  Since February 9, 2011, principal draws in the amount of $34,000 were made against this revolving credit facility.  Accrued interest at September 30, 2012 and March 31, 2012 amounted to $12,444 and $8,120, respectively.

As of September 30, 2012, the Company received a total of $124,794 as a working capital funding provided as a series of advances beginning in 2007 from Cagan McAfee Capital Partners, LLC, an organization responsible for arranging the change of control of the Company in 2007. The amounts are payable upon demand and bear interest at a rate of 6% per annum. Accrued interest at September 30, 2012 and March 31, 2012 amounted to $35,564 and $31,810, respectively.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has no operations, a net loss of $18,401 for the six months ended September 30, 2012, an accumulated deficit of $4,859,076, and a working capital deficiency of $257,977. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Business.
●	Results of Operations.

●	Liquidity and Capital Resources.

●	Recently Issued Accounting Pronouncements.

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

Results of Operations

As reflected in the accompanying financial statements, we had a working capital deficit of $257,977 at September 30, 2012, an accumulated deficit of $4,859,076 at September 30, 2012, and a net loss from operations of $18,401 for the six months ended September 30, 2012.

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

Changes in Internal Control over Financial Reporting.

There have been no significant changes in our internal controls over financial reporting that occurred during the six months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Vision Global Solutions, Inc.

Date: November 9, 2012	By:	/s/ Todd Waltz
Todd Waltz Chief Executive Officer, Chief Accounting Officer