Form 10-Q
period 2012-12-31
VISION GLOBAL SOLUTIONS INC
filed 2013-02-07
CIK 1135657

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 for the quarterly period ended December 31, 2012

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

The number of shares outstanding of the registrant’s Common Stock on February 6, 2013 was 75,493,885.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

VISION GLOBAL SOLUTIONS, INC.
CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$133	$628
Prepaid expenses	-	1,250

TOTAL ASSETS	$133	$1,878

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$3,300	$4,550
Advances payable - related party	162,247	156,604
Line of credit - related party	101,142	80,300
Total Current Liabilities	266,689	241,454

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Blank Check Preferred Stock, $0.001 par value, 4,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, Class A, $0.001 par value, 200,000,000 shares authorized, 75,493,885 shares issued and outstanding	75,494	75,494
Additional paid-in capital	4,525,605	4,525,605
Accumulated deficit	(4,867,655)	(4,840,675)
Total Stockholders' Deficit	(266,556)	(239,576)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$133	$1,878

The accompanying notes are an integral part of the financial statements

VISION GLOBAL SOLUTIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended December 31,		For The Nine Months Ended December 31,
	2012	2011	2012	2011

REVENUE	$-	$-	-	$-

COSTS AND OPERATING EXPENSES
General and administrative expenses	4,173	3,693	14,495	11,197
Total Operating Expenses	4,173	3,693	14,495	11,197

NET LOSS FROM OPERATIONS	(4,173)	(3,693)	(14,495)	(11,197)

OTHER EXPENSES
Interest expense	4,406	3,810	12,485	10,967

NET LOSS	$(8,579)	$(7,503)	(26,980)	$(22,164)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	75,493,885	75,493,885	75,493,885	75,493,885

The accompanying notes are an integral part of the financial statements

VISION GLOBAL SOLUTIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,980)	$(22,164)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest	12,485	10,967
Changes in operating assets and liabilities
Increase (decrease) in prepaid expenses	1,250	(2,500)
Increase (decrease) in accounts payable	(1,250)	516
Net cash used in operating activities	(14,495)	(13,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit - related party	14,000	14,000
Net cash provided by financing activities	14,000	14,000

NET INCREASE / (DECREASE) IN CASH	(495)	819

CASH, BEGINNING OF PERIOD	628	476

CASH, END OF PERIOD	$133	$1,295

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements

VISION GLOBAL SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2012

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

Interim Financial Statements. The interim financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report.  In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of December 31, 2012 and the related operating results and cash flows for the interim period presented have been made.  All adjustments are of a normal recurring nature.  The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended March 31, 2013.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

On February 9, 2011, the Company entered into a revolving line of credit facility with a credit limit of $100,000 with Navitas. The line of credit expires on March 31, 2013 and bears interest at the rate of 10% per annum.  All outstanding principal and accrued interest under the existing notes between Navitas and the Company in the amount of $52,180 were transferred to this credit facility, and the existing notes were considered satisfactorily discharged as paid-in-full.  Since February 9, 2011, principal draws in the amount of $34,000 were made against this revolving credit facility.  Accrued interest at December 31, 2012 and March 31, 2012 amounted to $14,962 and $8,120, respectively.

As of December 31, 2012, the Company received a total of $124,794 as a working capital funding provided as a series of advances beginning in 2007 from Cagan McAfee Capital Partners, LLC, an organization responsible for arranging the change of control of the Company in 2007. The amounts are payable upon demand and bear interest at a rate of 6% per annum. Accrued interest at December 31, 2012 and March 31, 2012 amounted to $37,453 and $31,810, respectively.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has no operations, a net loss of $26,980 for the nine months ended December 31, 2012, an accumulated deficit of $4,867,655, and a working capital deficiency of $266,556. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

As reflected in the accompanying financial statements, we had a working capital deficit of $266,556 at December 31, 2012, an accumulated deficit of $4,867,655 at December 31, 2012, and a net loss from operations of $26,980 for the nine months ended December 31, 2012.

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

Changes in Internal Control over Financial Reporting.

There have been no significant changes in our internal controls over financial reporting that occurred during the six months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Vision Global Solutions, Inc.

Date: February 7, 2013	By:	/s/ Todd Waltz
Name: Todd Waltz
Title: Chief Executive Officer, Chief Accounting Officer