Form 10-K
period 2013-03-31
VISION GLOBAL SOLUTIONS INC
filed 2013-05-29
CIK 1135657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended March 31, 2013
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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Aggregate Market Value as of September 30, 2012: $641,698 based on common shares outstanding of 75,493,885.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of May 22, 2013 was 75,493,885.

DOCUMENTS INCORPORATED BY REFERENCE

None

VISION GLOBAL SOLUTIONS INC.
Report on Form 10K
For the Fiscal Year Ended March 31, 2013

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

CAPITALIZATION AND INDEBTEDNESS

Pursuant to the Articles of Incorporation as filed January 7, 2005, the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of Preferred Stock, $0.001 par value share; 75,493,885 shares of Class A common shares are issued and outstanding as of March 31, 2013 and 2012. There are no shares of Preferred Stock issued and outstanding.

LINES OF CREDIT

On February 9, 2011, the Company entered into a revolving line of credit facility with a credit limit of $100,000 with Navitas Capital, LLC (“Navitas”). The line of credit expired on March 31, 2012 and bore interest at the rate of 10% per annum. On August 8, 2012 the maturity date was extended to March 31, 2013. On May 22, 2013, the Company entered into a second amendment increasing the credit limit to $150,000 and further extending the maturity to March 31, 2014.  Accrued interest at March 31, 2013 and 2012 amounted to $17,487 and $8,120, respectively.

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

THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our ability to continue as a going concern is subject to substantial doubt given our current financial condition. If we are unable to continue as a going concern, investors in our common shares will likely lose their entire investment. We have indicated in our financial statements that there is substantial doubt about our ability to continue as a going concern. In addition, the report of the independent registered public accounting firm on our audited financial statements for the year ended March 31, 2013 includes an explanatory paragraph which indicates that there is substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be successful in raising additional funding as required.

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

Because the OTC Market does not operate under the same rules and standards as the NASDAQ stock market, our stockholders may have greater difficulty in selling their shares when they want and for the price they want. The OTCBB and the OTC Market are separate and distinct from the NASDAQ stock market. NASDAQ has no business or listing relationship with issuers of securities quoted on the OTC Market and the OTC Market. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTCQB Market and the OTCBB Market.  Although the NASDAQ stock market has rigorous listing standards to ensure the high quality of its issuers, and can de-list issuers for not meeting those standards, the OTC Market and the OTCBB Market have no listing standards. Rather, it is the market maker who chooses to quote a security on the system, who files the application and who is obligated to comply with keeping information about the issuers in its files. The Financial Industry Regulatory Authority cannot deny an application by a market-maker to quote the stock of a company. The only requirement for inclusion in the OTC Market and the OTCBB Market is that the issuer be current in its informational reporting requirements pursuant to SEC Rule 15c2-11.

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

We anticipate that our cash at March 31, 2013 of $190, along with cash generated from operations, if any, will be insufficient to meet our present operating and capital expenditures through fiscal 2014. We negotiated a line of credit facility with third party sources for the purpose of financing our operations. However, there is no guarantee that we shall be able to draw the entire amount under this financing arrangement or that unanticipated circumstances will not require additional liquidity.

Future liquidity and cash requirements will depend on a wide range of factors; including the level of success the Company has in raising additional financing. Accordingly, there can be no assurance that the Company will be able to meet its working capital needs for any future period. As a result of some of the items noted above, the Independent Registered Public Accounting Firm’s Report for the year ended March 31, 2013 indicated that there was substantial doubt regarding the Company’s ability to continue as a going concern.

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

There are 598 holders of our common equity as of April 30, 2013. The following table sets forth for the respective periods the prices of the Company’s Common Stock. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

DATE	HIGH	LOW	CLOSE
31-Mar-13	0.010	0.005	0.010
31-Dec-12	0.030	0.003	0.006
30-Sep-12	0.009	0.002	0.009
30-Jun-12	0.010	0.005	0.005
31-Mar-12	0.015	0.006	0.010
31-Dec-11	0.030	0.006	0.012
30-Sep-11	0.040	0.009	0.021
30-Jun-11	0.075	0.010	0.032

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

The following discussion of the Company’s results should be read in conjunction with the information contained in the Financial Statements and related Notes thereto. The following discussion provides a comparative analysis of material changes for the year ended March 31, 2013 and 2012, in the financial condition and results of operations of the company.

Plan of Operations

The Company has not had revenue from operations since 2006, when the Company entered into a Bill of Sale and Assignement and Assumption Agreement whereby Jean-Paul Ouellette assumed all of the assets and liabilities of the Corporation. Previously, the Company’s revenues and operating results varied substantially from year to year .  At this time, we do not have any material commitments for capital expenditures, nor are we able to anticipate the expected sources of funds for such expenditures.

In the next twelve months, we anticipate that we will be able to satisfy our cash requirements by raising additional funds in one or more equity or debt financings. We do not presently have any product and research plan, nor do we expect to purchase or sell plant or other significant equipment during the next twelve months.

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

REVENUES

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had no revenues for the years ended March 31, 2013 and 2012.

COSTS OF SALES

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had no costs of sales for the years ended March 31, 2013 and 2012.

TOTAL OPERATING EXPENSES

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had total operating expenses of $19,424 for the year ended March 31, 2013 compared to $16,199 for the year ended March 31, 2012.

NET INCOME (LOSS)

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had a net loss of $36,278 for the year ended March 31, 2013 compared to $31,009 for the year ended March 31, 2012.

ASSETS

CASH

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had nominal Cash as of March 31, 2013 and 2012.

TOTAL CURRENT ASSETS

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had nominal current assets at March 31, 2013 and 2012.

TOTAL CURRENT LIABILITIES

As a “shell” corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as well as by SEC Release Number 33-8407, the Company had total liabilities of $276,044 at March 31, 2013 and $241,454 at March 31, 2012.

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

The Company has had no disagreements with its accountants during the March 31, 2013 fiscal year.

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

I carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the period ended March 31, 2013 (the “Evaluation Date”). As of the Evaluation Date, I concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in it reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s management assessed the effectiveness of its internal control over financial reporting as of March 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework . The Company’s management has concluded that, as of March 31, 2013 the Company’s internal control over financial reporting is effective based on this criteria.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the Company’s evaluation that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. The foregoing disclosure includes management’s assessment of the effectiveness of internal control over financial reporting at March 31, 2013 including a statement that the internal control over financial reporting was effective. The Company hereby confirms that the assessment of internal control over financial reporting as of March 31, 2013 was performed. The foregoing amended disclosure includes the disclosure required by Item 308T(a)(2 and (a)(3).

ITEM 9B.  OTHER INFORMATION.

The revolving line of credit facility with Navitas matured on March 31, 2013. On May 17, 2013, the Company entered into Amendment No. 2 to Revolving Line of Credit Agreement to extend the maturity date to March 31, 2014 and increase the credit limit to $150,000.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS AND DIRECTORS

The director and executive officer as of March 31, 2013 is as follows:

Name	Age	Position

Todd Waltz	51	Chief Executive Officer, President, Secretary, Treasurer and Sole Director

The following is information on the business experience of the Company’s sole director and officer. The Company has no other key employees.

Todd Waltz, 51, has been the Chairman of the Board of Directors, Chief Executive Officer, President and Secretary of the Corporation since November 2009. From 2007 until the present, Mr. Waltz has served as Corporate Controller and since January 2010 Chief Financial Officer of Aemetis, Inc., a renewable energy company. From 1994 to 2007 Mr. Waltz served with increasing responsibility in a variety of senior financial management and business partner roles in various divisions of Apple, Inc. Mr. Waltz received his bachelor degree from Mount Union College in 1983, his MBA from Santa Clara University in 1997 and his Master of Science in Taxation from San Jose State University in 2008. Mr. Waltz has more than 25 years of experience in public and private accounting with global public firms. Mr. Waltz is a Certified Public Accountant (inactive) in the state of California.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company directors and executive officers, and persons who own more than ten percent (10%) of the Company’s outstanding common stock, file with the Securities and Exchange Commission (the “Commission”) initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by the Commission to furnish the Company with copies of all such reports they file. The Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representation, as of March 31, 2013, all of the Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners have been satisfied.

ITEM 11.  EXECUTIVE COMPENSATION

During the years ended March 31, 2013, and 2012, executive compensation was as follows:

SUMMARY COMPENSATION TABLE

The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the two years ended March 31, 2013 and March 31, 2012

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Other Annual	Restricted Stock	Option Awards	Non-Equity Plan Compensation	Total
		($)	($)	($)	($)	($)	($)	($)
Todd Waltz	2013	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0

Option Grants in Fiscal Year: No stock options were granted to executive officers of the Company during the year ended March 31, 2013.

Stock Options Exercised During Fiscal Year

No stock options were exercised by executive officers of the Company during the year ended March 31, 2013.

LTIP Awards During Fiscal Year

We did not make any long-term incentive plan awards to any executive officers, directors or employees during the year ended March 31, 2013.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth certain information with respect to beneficial ownership of our stock as of April 30, 2013 by:

●	persons known by us to be the beneficial owners of more than five percent (5%) of our issued and outstanding common stock;
●	each of our executive officers and directors; and
●	all of our officers and directors as a group.

Percentages are computed using a denominator of 75,493,885 shares of common stock outstanding, which is the total number of shares outstanding as of April 30, 2013.

Name and Address of Beneficial Owner (1)	Number of Shares	Percent of Class
Elizabeth Rose	4,040,000	5.35%
Todd Waltz (2)(3)	2,000,000	2.65%
Batavia Emporia Trust (4)	10,000,000	13.25%
Michael L. Peterson	8,000,000	10.6%
Bradley N. Rotter	8,000,000	10.60%
Navitas Capital LLC	8,000,000	10.60%
First Trust Corp-Philip Kranenburg TTEE	4,000,000	5.30%
Michael Todd Buchanan	4,000,000	5.30%
Gita Iyer	4,000,000	5.30%
James Wolfenbarger	4,000,000	5.30%
Eugene Ryeson	4,000,000	5.30%
	60,040,000	76.4%
All officers and directors as a group	2,000,000	2.65%
____________________
(1)
Applicable percentage of beneficial ownership is based on 75,493,885 shares issued and outstanding as of March 31, 2013. Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after March 31, 2013 are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person.

(2)	Address is 20400 Stevens Creek Blvd., Suite 700, Cupertino, California 95014.

(3)	Mr. Waltz is the sole officer and director of the Company.

(4)	Trust for the daughters of Mr. Krueger.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended March 31, 2013

Audit Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our financial statements included in our Annual Report on Form 10-K; and in connection with the review of our financial statements included in our quarterly reports during the fiscal year ending March 31, 2013 was $10,500.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the fiscal year ending March 31, 2013 was $0.

Tax Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to tax compliance, tax advice and tax planning for the fiscal year ending March 31, 2013 was $0.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during fiscal year ending March 31, 2013 was $0.

Year ended March 31, 2012

Audit Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-K; and our quarterly reports during the fiscal year ending March 31, 2012 was $10,500.

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

(a) Financial Statements

The following financial statements are filed as part of this report:

(b) Exhibits.

The following are filed as exhibits to this report:

A. Exhibits
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.10	Company's Certificate of Incorporation	20-F	000-31104		Oct. 17, 2001
3.20	Company's Bylaws	20-F	000-31104		Oct. 17, 2001
3.30	Audit Committee Charter	10-K	000-31104		Sept. 15, 2004
3.40	Compensation Committee Charter	10-K	000-31104		Sept. 15, 2004
10.1	Executive Employment Agreement, dated November 3, 2009 with Todd Waltz	8-K	000-31104	2.3	Dec. 13, 2007
10.2	Revolving Line of Credit Agreement dated February 9, 2011 by and between Navitas Capital, LLC and Vision Global Solutions, Inc.	10-Q	000-31104	10.1	Feb. 11, 2011
10.3	Amendment to Revolving Line of Credit Agreement dated August 8, 2012 by and between Navitas Capital, LLC and Vision Global Solutions, Inc.	10-Q	000-31104	10.1	Aug. 10, 2012	x
10.4	Amendment No 2 to Revolving Line of Credit Agreement dated May [ ], 2013 by and between Navitas Capital, LLC and Vision Global Solutions, Inc.	10-K				x
14.00	Code of Ethics	10-K	000-31104		Sept. 15, 2004
23.10	Consent of Independent Auditors	8-K	000-31104		Nov. 4, 2010
31.10	Certification of Chief Executive Officer and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	10-K		31.1		x
32.10	Certification of Chief Executive Officer and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	10-K		32.1		x

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Vision Global Solutions, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISION GLOBAL SOLUTIONS INC.

Date: May 29, 2013	By:	/s/ Todd Waltz
Todd Waltz
Chief Executive Officer, Chief Accounting Officer

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

Signatures		Title	Date

By:	/s/ Todd Waltz	Todd Waltz	May 29, 2013
Chief Executive Officer, Chief Accounting Officer

VISION GLOBAL SOLUTIONS INC.
Report on Form 10K
For the Fiscal Years Ended March 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Vision Global Solutions, Inc.
Cupertino, CA

We have audited the accompanying balance sheets of Vision Global Solutions, Inc. (the "Company") as of March 31, 2013 and 2012, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Vision Global Solutions, Inc. as of March 31, 2013 and 2012, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred recurring losses from operations, generated negative cash flows from operations and has an accumulated deficit of approximately $4,876,000 through March 31, 2013. These conditions raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Armanino LLP
San Ramon, California
May 29, 2013

VISION GLOBAL SOLUTIONS, INC.
Balance Sheets

	March 31,	March 31,
	2013	2012
	(Audited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$190	$628
Prepaid expenses	-	1,250

TOTAL ASSETS	$190	$1,878

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$8,286	$4,550
Advances payable - related party	164,092	156,604
Line of credit - related party	103,666	80,300
Total Current Liabilities	276,044	241,454

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Blank Check Preferred Stock, $0.001 par value, 4,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, Class A, $0.001 par value, 200,000,000 shares authorized, 75,493,885 shares issued and outstanding	75,494	75,494
Additional paid-in capital	4,525,605	4,525,605
Accumulated deficit	(4,876,953)	(4,840,675)
Total Stockholders' Deficit	(275,854)	(239,576)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$190	$1,878

See accompanying notes to financial statement.

VISION GLOBAL SOLUTIONS, INC.
Statements of Operations

	For The Years Ended March 31,
	2013	2012

REVENUE	$-	$-

COSTS AND OPERATING EXPENSES
General and administrative expenses	19,424	16,199

Total Operating Expesnes	19,424	16,199

NET LOSS FROM OPERATIONS	(19,424)	(16,199)

OTHER EXPENSES
Interest expense	16,854	14,810

NET LOSS	$(36,278)	$(31,009)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	75,493,885	75,493,885

See accompanying notes to financial statements.

VISION GLOBAL SOLUTIONS, INC.
Statements of Stockholders’ Deficit
Years Ended March 31, 2013 and 2012

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total

Balance March 31, 2011	75,493,885	$75,494	$4,525,605	$(4,809,666)	$(208,567)

Net loss, year ended March 31, 2012	-	-	-	(31,009)	(31,009)

Balance March 31, 2012	75,493,885	75,494	4,525,605	(4,840,675)	(239,576)

Net loss, year ended March 31, 2013	-	-	-	(36,278)	(36,278)

Balance March 31, 2013	75,493,885	$75,494	$4,525,605	$(4,876,953)	$(275,854)

See accompanying notes to financial statements.

VISION GLOBAL SOLUTIONS, INC.
Statements of Cash Flows

	For The Years Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,278)	$(31,009)
Adjustments to reconcile net loss to net cash used in operating activities

Accrued interest	16,854	14,811
Changes in operating assets and liabilities
Increase (decrease) in prepaid expenses	1,250	(1,250)
Increase in accounts payable	3,736	3,600
Net cash used in operating activities	(14,438)	(13,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit - related party	14,000	14,000
Net cash provided by financing activities	14,000	14,000

NET INCREASE / (DECREASE) IN CASH	(438)	152

CASH, BEGINNING OF PERIOD	628	476

CASH, END OF PERIOD	$190	$628

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

VISION GLOBAL SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
 FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

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

VISION GLOBAL SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
 FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

NOTE 2 – RELATED PARTY TRANSACTIONS

On February 9, 2011, the Company entered into a revolving line of credit facility with a credit limit of $100,000 with Navitas. The line of credit expired on March 31, 2012 and bore interest at the rate of 10% per annum. The principal amount outstanding under this line of credit was $86,179 and $72,180 at March 31, 2013 and 2012, respectively. On August 8, 2012, the maturity of the note was extended until March 31, 2013. On May 17, 2013, the revolving line of credit facility credit limit was increased to $150,000 and the maturity was further extended to March 31, 2014. On May 17, 2013, the Company borrowed an additional $18,000 under the revolving line of credit facility. Accrued interest at March 31, 2013 and 2012 amounted to $17,487 and $8,120, respectively.

As of March 31, 2013, the Company received a total of $124,795 as a working capital funding provided as a series of advances beginning in 2007 from Cagan McAfee Capital Partners, LLC, an organization responsible for arranging the change of control of the Company in 2007. The amounts are payable upon demand and bear interest at a rate of 6% per annum. Accrued interest at March 31, 2013 and 2012 amounted to $39,297 and $31,810, respectively.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has no operations, a net loss of $36,278 for the year ended March 31, 2013, an accumulated deficit of $4,876,953, and a working capital deficiency of $275,854. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – SUBSEQUENT EVENTS

Revolving line of credit – related party. On May 17, 2013, Navitas, a significant shareholder, agreed to an Amendment No 2 to Revolving Line of Credit Agreement providing: (i) an increase in the credit limit to $150,000, and (ii) extension of the maturity date to March 31, 2014. On May 17, 2013, the Company borrowed an additional $18,000 under the revolving line of credit facility See Note 2 above.