Form 10-Q
period 2013-06-30
VISION GLOBAL SOLUTIONS INC
filed 2013-08-13
CIK 1135657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 for the quarterly period ended June 30, 2013

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

The number of shares outstanding of the registrant’s Common Stock on August 13, 2013 was 75,493,885.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

VISION GLOBAL SOLUTIONS, INC.
CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2013	2013
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$11,209	$190

TOTAL ASSETS	$11,209	$190

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$7,325	$8,286
Advances payable - related party	165,959	164,092
Line of credit - related party	124,502	103,666
Total Current Liabilities	297,786	276,044

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Blank Check Preferred Stock, $0.001 par value, 4,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, Class A, $0.001 par value, 200,000,000 shares authorized, 75,493,885 shares issued and outstanding	75,494	75,494
Additional paid-in capital	4,525,605	4,525,605
Accumulated deficit	(4,887,676)	(4,876,953)
Total Stockholders' Deficit	(286,577)	(275,854)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,209	$190

The accompanying notes are an integral part of the financial statements

VISION GLOBAL SOLUTIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended June 30,
	2013	2012

REVENUE	$-	$-

COSTS AND OPERATING EXPENSES
General and administrative expenses	6,020	5,842
Total Operating Expesnes	6,020	5,842

NET LOSS FROM OPERATIONS	(6,020)	(5,842)

OTHER EXPENSES
Interest expense	4,703	3,894

NET LOSS	$(10,723)	$(9,736)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	75,493,885	75,493,885

The accompanying notes are an integral part of the financial statements

VISION GLOBAL SOLUTIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,723)	$(9,736)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest	4,703	3,893
Changes in operating assets and liabilities
Increase (decrease) in prepaid expenses	-	1,250
Increase in accounts payable	(961)	4,420
Net cash used in operating activities	(6,981)	(173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit - related party	18,000	-
Net cash provided by financing activities	18,000	-

NET INCREASE / (DECREASE) IN CASH	11,019	(173)

CASH, BEGINNING OF PERIOD	190	628

CASH, END OF PERIOD	$11,209	$455

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements

VISION GLOBAL SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2013

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

Interim Financial Statements. The interim financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of June 30, 2013 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended March 31, 2014.

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

VISION GLOBAL SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2013

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

On February 9, 2011, the Company entered into a revolving line of credit facility with a credit limit of $100,000 with Navitas. The line of credit expired on March 31, 2012 and bore interest at the rate of 10% per annum. The principal amount outstanding under this line of credit was $104,179 and $86,179 at March 31, 2013 and 2012, respectively. On August 8, 2012, the maturity of the note was extended until March 31, 2013. On May 17, 2013, the revolving line of credit facility credit limit was increased to $150,000 and the maturity was further extended to March 31, 2014. On May 17, 2013, the Company borrowed an additional $18,000 under the revolving line of credit facility. Accrued interest at June 30, 2013 and March 31, 2013 amounted to $20,323 and $17,487, respectively.

As of June 30, 2013, the Company received a total of $124,795 as a working capital funding provided as a series of advances beginning in 2007 from Cagan McAfee Capital Partners, LLC, an organization responsible for arranging the change of control of the Company in 2007. The amounts are payable upon demand and bear interest at a rate of 6% per annum. Accrued interest at June 30, 2013 and March 31, 2013 amounted to $41,164 and $39,297, respectively.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has no operations, a net loss of $10,723 for the three months ended June 30, 2013, an accumulated deficit of $4,887,676, and a working capital deficiency of $286,577. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

As reflected in the accompanying financial statements, we had a working capital deficit of $286,577 at June 30, 2013, an accumulated deficit of $4,887,676 at June 30, 2013, and a net loss from operations of $10,723 for the three months ended June 30, 2013.

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

Changes in Internal Control over Financial Reporting.

There have been no significant changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

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

Vision Global Solutions, Inc.

Date: August 13, 2013	By:	/s/ Todd Waltz
Todd Waltz Chief Executive Officer, Chief Accounting Officer