Form 10-Q
period 2013-09-30
VISION GLOBAL SOLUTIONS INC
filed 2013-11-14
CIK 1135657

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 for the quarterly period ended September 30, 2013

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

The number of shares outstanding of the registrant’s Common Stock on November 13, 2013 was 75,493,885.

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

VISION GLOBAL SOLUTIONS, INC.
CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2013	2013
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$4,321	$190

TOTAL ASSETS	$4,321	$190

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$7,222	$8,286
Advances payable - related party	167,846	164,092
Line of credit - related party	127,680	103,666
Total Current Liabilities	302,748	276,044

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Blank Check Preferred Stock, $0.001 par value, 4,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, Class A, $0.001 par value, 200,000,000 shares authorized, 75,493,885 shares issued and outstanding	75,494	75,494
Additional paid-in capital	4,525,605	4,525,605
Accumulated deficit	(4,899,526)	(4,876,953)
Total Stockholders' Deficit	(298,427)	(275,854)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,321	$190

The accompanying notes are an integral part of the financial statements

VISION GLOBAL SOLUTIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended September 30,		For The Six Months Ended September 30,
	2013	2012	2013	2012

REVENUE	-	$-	$-	$-

COSTS AND OPERATING EXPENSES
General and administrative expenses	6,785	4,480	12,805	10,322
Total Operating Expesnes	6,785	4,480	12,805	10,322

NET LOSS FROM OPERATIONS	(6,785)	(4,480)	(12,805)	(10,322)

OTHER EXPENSES
Interest expense	5,065	4,185	9,768	8,079

NET LOSS	(11,850)	$(8,665)	$(22,573)	$(18,401)

Net loss per common share - basic and diluted	(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	75,493,885	75,493,885	75,493,885	75,493,885

The accompanying notes are an integral part of the financial statements

VISION GLOBAL SOLUTIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,573)	$(18,401)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest	9,768	8,078
Changes in operating assets and liabilities
Increase (decrease) in prepaid expenses	-	1,250
Increase in accounts payable	(1,064)	(1,250)
Net cash used in operating activities	(13,869)	(10,323)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit - related party	18,000	14,000
Net cash provided by financing activities	18,000	14,000

NET INCREASE / (DECREASE) IN CASH	4,131	3,677

CASH, BEGINNING OF PERIOD	190	628

CASH, END OF PERIOD	$4,321	$4,305

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements

VISION GLOBAL SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2013

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

Interim Financial Statements. The interim financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report.  In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of September 30, 2013 and the related operating results and cash flows for the interim period presented have been made.  All adjustments are of a normal recurring nature.  The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended March 31, 2014.

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

VISION GLOBAL SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2013

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

On February 9, 2011, the Company entered into a revolving line of credit facility with a credit limit of $100,000 with Navitas. The line of credit expired on March 31, 2012 and bore interest at the rate of 10% per annum. On August 8, 2012, the maturity of the note was extended until March 31, 2013. On May 17, 2013, the revolving line of credit facility credit limit was increased to $150,000 and the maturity was further extended to March 31, 2014. On May 17, 2013, the Company borrowed an additional $18,000 under the revolving line of credit facility.  The principal amount outstanding under this line of credit was $104,179 and $86,179 at September 30, 2013 and March 31, 2013, respectively. Accrued interest at September 30, 2013 and March 31, 2013 amounted to $23,501 and $17,487, respectively.

As of June 30, 2013, the Company received a total of $124,795 as a working capital funding provided as a series of advances beginning in 2007 from Cagan McAfee Capital Partners, LLC, an organization responsible for arranging the change of control of the Company in 2007. The amounts are payable upon demand and bear interest at a rate of 6% per annum. Accrued interest at September 30, 2013 and March 31, 2013 amounted to $43,051 and $39,297, respectively.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has no operations, a net loss of $22,573 for the six months ended September 30, 2013, an accumulated deficit of $4,899,526, and a working capital deficiency of $298,427. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – MERGER WITH FRACROCK INTERNATIONAL

On September 18, 2013, the Company and FracRock International, Inc., a Delaware corporation (“FRI”), entered into an agreement and plan of merger (the “Merger Agreement”). The Merger Agreement provides that FRI Merger Sub, Inc., a newly-formed, wholly-owned Delaware subsidiary corporation of the Company, shall merge with and into FRI, with FRI continuing as the surviving company (the “Merger”). In the Merger, each outstanding share of FRI stock shall be converted into one shares of the Company’s stock.  Prior to the merger, the Company will undertake a 480:1 reverse stock split.  All outstanding warrants and options of FRI shall be exchanged and converted into warrants and options of the Company on equal terms. Prior to the closing of the Merger, FRI may issue up to an additional 2,500,000 shares and warrants to purchase FRI common stock to certain accredited investors who subscribe, respectively, for shares of FRI stock currently being offered to accredited investors in a private placement. All of the foregoing additional shares of FRI stock and warrants may be issued and outstanding prior to the Merger, and would be exchanged, respectively, for the Company’s stock and the Company’s common stock purchase warrants in the Merger in the same manner as all other currently authorized shares of FRI stock and warrants are exchanged. Prior to the closing of the Merger, the Company shall change its name to “Eco-Stim Energy Solutions, Inc.” and upon the closing of the Merger nominees of FRI shall assume control of the Company’s board of directors.

The Company filed Form DEF14A- definitive proxy statements relating to merger or acquisition with the SEC on October 16, 2013, and is currently in the process of obtaining shareholder approval for the transaction.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Business

●	Results of Operations.

●	Liquidity and Capital Resources.

●	Critical Accounting Estimates.

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

Results of Operations

As reflected in the accompanying financial statements, we had no operations, a net loss of $22,573 for the six months ended September 30, 2013, an accumulated deficit of $4,899,526, and a working capital deficiency of $298,427.

As a shell corporation, the Corporation has pursued a business combination transaction with an existing private business enterprise that might have a desire to take advantage of the Corporation's status as a public corporation.   Recently, as described below, the Corporation entered into a Agreement and Plan of Reorganization with FracRock International, Inc. to effectuate such a business combination transaction.  If such transaction is completed, the Corporation will no longer be considered a “shell” corporation. We anticipate that if the transaction is completed, it will have a material impact on our liquidity, capital resources, and revenues.  If the transaction is not completed, the Corporation does not anticipate that its available cash resources and cash generated from operations will be sufficient to meet its presently anticipated capital needs for the next twelve months.

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

Merger with FracRock International, Inc.

On September 18, 2013, the Corporation, FRI Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary (“MergerCo”), and FracRock International, Inc. (“FRI”), entered into an Agreement and Plan of Reorganization, pursuant to which MergerCo will merge with and into FRI, with FRI being the surviving corporation and becoming our wholly-owned subsidiary.  This agreement was filed as Exhibit to the Form 8-K filed by the Corporation on September 18, 2013.

FRI is a Houston, Texas based oilfield services provider of well stimulation and intelligent completion services to the upstream oil and gas industry. FRI expects to perform high-pressure hydraulic fracturing services in unconventional oil and natural gas reservoirs outside the United States. The fracturing process consists of pumping a specially formulated fluid into perforated well casing, tubing, or open holes under high pressure, causing the underground formation to crack or fracture, allowing nearby hydrocarbons to flow more freely up the wellbore.

FRI intends to acquire its hydraulic fracturing fleets from well-established manufacturers of such equipment in order to assure it operates reliable and high performing fleets with the capability to meet the most demanding pressure and flow rate requirements in the field. FRI’s management team has extensive industry experience providing field management services and well stimulation services to exploration and production companies in the international markets. FRI intends to focus on the most active shale and unconventional oil and natural gas plays outside of the United States.

FRI currently performs field management services in the Vaca Muerta shale in Argentina and has developed several strong relationships with potential customers for its hydraulic fracturing services. FRI’s team has provided geophysical predictive interpretations on over 350 projects. FRI is also evaluating opportunities expand its operations into new areas, which may include Mexico, Colombia and other areas in Latin America.

The merger agreement provides that MergerCo (a wholly owned subsidiary of Vision) will be merged with and into FRI, which will continue as the surviving corporation under the name “FracRock International, Inc.” In the merger, (1) each outstanding share of FRI common stock will be exchanged for one share of our common stock; and (2) each outstanding option to purchase shares of common stock of FRI will be exchanged for an option to purchase the same number of shares of our common stock on the same terms, each after effecting the reverse stock split described below. After the merger, FRI will become our wholly owned subsidiary. In the merger, and after taking into account a one-for-480 reverse stock split, we currently anticipate issuing up to 5,472,648 shares of our common stock to existing holders of common stock of FRI and options to purchase 127,301 shares of our common stock to existing holders of options to purchase common stock of FRI.

Immediately following the merger (and taking into account the reverse stock split and other transactions contemplated by our amended and restated articles of incorporation), FRI’s existing shareholders will own an estimated approximately 97.2% of our outstanding common stock, assuming 5,472,648 share of our common stock are issued to FRI’s existing shareholders in connection with the merger.

FRI is currently engaged in a private placement of its common stock, which is expected to close before the merger occurs at an issue price of $6.00 per share. The private placement could result in the issuance of 333,333 to 2,500,000 additional shares of common stock of FRI. For purposes of this report, it is assumed that 2,500,000 shares of common stock of FRI will be issued in connection with the private placement, and thus there will be a total of 5,472,648 shares of common stock of FRI outstanding immediately prior to the merger. The securities offered pursuant to the private placement have not and will not be registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Corporation intends to submit the merger agreement and the amended and restated articles of incorporation to our shareholders at a special meeting, which is currently scheduled for November 21, 2013.  The meeting, and the merger agreement and amended and restated articles of incorporation, are described in greater detail in our Proxy Statement on Schedule 14A, which was filed on October 16, 2013, subsequently amended  on October  22, 2013, and is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting.

There have been no significant changes in our internal controls over financial reporting that occurred during the six months ended  September 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

2.1
Agreement and Plan of Reorganization dated as of September 18 2013, by and among Vision Global Solutions, Inc., FRI Acquisition Corp. and FracRock International Inc. (Incorporated by reference to the Current Report on Form 8-K filed on September 18, 2013)

3.1	Amended and Restated Articles of Incorporation of Eco-Stim Energy Solutions, Inc. (Incorporated by reference to the Proxy Statement on Schedule 14A filed on November 16, 2013)

31.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vision Global Solutions, Inc.

By:	/s/ Todd Waltz
Todd Waltz Chief Executive Officer, Chief Accounting Officer

Date:  November 14, 2013