Form 10-K
period 2013-12-31
Eco-Stim Energy Solutions, Inc.
filed 2014-03-28
CIK 1135657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 001-36273

ECO-STIM ENERGY SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	31104	20-8203420
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification Number)

2930 W. Sam Houston Pkwy N., Suite 275, Houston, TX	77043
(Address of principal executive offices)	(Zip Code)

281-531-7200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer [ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes [  ] No [X]

As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of that date, was $452,963.31.

The registrant had 3,985,002 shares of common stock outstanding at March 28, 2014.

Documents Incorporated by Reference: None

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Forward-looking statements may include statements that relate to, among other things, our:

●	future financial and operating performance and results;

●	business strategy and budgets;

●	technology;

●	financial strategy;

●	amount, nature and timing of capital expenditures;

●	competition and government regulations;

●	operating costs and other expenses;

●	cash flow and anticipated liquidity;

●	property and equipment acquisitions and sales; and

●	plans, forecasts, objectives, expectations and intentions.

All statements, other than statements of historical fact included in this Form 10-K, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Form 10-K, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the anticipated future results or financial condition expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include but are not limited to:

●	the cyclical nature of the oil and natural gas industry;

●	the potential for our oil-company customers to backward-integrate by starting their own well service operations;

●	the potential for excess capacity in the oil and natural gas industry;

●	dependence on the spending and drilling activity by the onshore oil and natural gas industry;

●	competition within the oil and natural gas industry;

●	concentration of our customer base and fulfillment of existing customer contracts;

●	our ability to maintain pricing and obtain contracts;

●	deterioration of the credit markets;

●	our ability to raise additional capital to fund future capital expenditures;

●	increased vulnerability to adverse economic conditions due to indebtedness;

●	our limited operating history on which investors will evaluate our business and prospects;

●	our ability to obtain raw materials and specialized equipment;

●	technological developments or enhancements;

●	asset impairment and other charges;

●	our identifying, making and integrating acquisitions;

●	management control over stockholder voting;

●	loss of key executives;

●	the ability to employ skilled and qualified workers;

●	work stoppages and other labor matters;

●	hazards inherent to the oil and natural gas industry;

●	inadequacy of insurance coverage for certain losses or liabilities;

●	delays in obtaining required permits;

●	regulations affecting the oil and natural gas industry;

●	legislation and regulatory initiatives relating to hydraulic fracturing;

●	future legislative and regulatory developments;

●	effects of climate change;

●	changes in trucking regulations; and

●	costs and liabilities associated with environmental, health and safety laws, including any changes in the interpretation or enforcement thereof.

We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or over which we have no control. We caution you against putting undue reliance on forward-looking statements or projecting any future results based on such statements. When considering our forward-looking statements, you should keep in mind the cautionary statements in this Form 10-K which provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those contained in any forward-looking statement.

All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section and any other cautionary statements that may accompany such forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Form 10-K.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

3

PART I.

ITEM 1. BUSINESS

Our History

Outer Edge Holdings, Inc. (“Outer Edge”) was incorporated under laws of the Province of Ontario as “Consumer General Inc.” on September 9, 1988. On March 29, 1999, Outer Edge amalgamated with 1345166 Ontario Inc. to form and continue under the name “Outer Edge Holdings Inc.” Outer Edge had no subsidiaries or affiliates. In November 2003, we began the process to change our incorporation domicile from Ontario, Canada to Nevada. Vision Global Solutions Inc., a Nevada corporation (“Vision”), was formed on November 20, 2003 to reincorporate the company as a Nevada corporation. On January 7, 2005, Vision completed its redomestication with the filing of its articles of domestication.

On December 11, 2013, we acquired FracRock International, Inc., a privately held Delaware corporation (“FRI”), which resulted in a change of control of our Company. Pursuant to that certain Agreement and Plan of Reorganization dated as of September 18, 2013 (the “Merger Agreement”), by and among Vision, n/k/a Eco-Stim Energy Solutions, Inc. (“Eco-Stim,” the “Company,” “we” or “us”), FRI Merger Sub, Inc., a newly formed wholly owned Delaware subsidiary of Eco-Stim (“MergerCo”), and FRI, MergerCo merged with and into FRI, with FRI surviving the merger as a wholly owned subsidiary of Eco-Stim (the “Merger”)

In connection with the Merger, we amended and restated our articles of incorporation and changed our name to “Eco-Stim Energy Solutions, Inc.” and commenced trading under the symbol “ESES” on the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”). As a result of the Merger, we were no longer considered a “shell company,” and our business and operations are those of FRI. Effective December 13, 2013, we changed our fiscal year end from March 31 to December 31. This change was made in order for the fiscal year end to correspond with the fiscal year end of FRI.

Eco-Stim had no business activities prior to the acquisition of FRI. As a result, any reference to our prior business activities and financial results are those of FRI.

Incorporated on December 30, 2011, Frac Rock International, Inc., a British Virgin Island company (“FRIBVI”), was founded by Bjarte Bruheim, Jon Christopher Boswell, Carlos Fernandez and Craig Murrin for the purpose of assembling an experienced and competent management team capable of bringing the best practices from the North American shale plays to the international shale plays currently being developed around the globe. In addition, the Company has established a unique technology platform through acquired intellectual property and strategic alliances, which the founders believe provide it with a competitive advantage in the market.

On October 4, 2013, FRIBVI merged with and into FRI pursuant to that certain Amended and Restated Agreement and Plan of Merger.

FRI had no business activities prior to the acquisition of FRIBVI. As a result, any reference to FRI’s prior business activities and financial results are those of FRIBVI.

Our Business

We are an oilfield services provider of well stimulation and intelligent completion services to the upstream oil and gas industry. We perform well stimulation services primarily in unconventional oil and natural gas reservoirs outside the United States. The well stimulation process consists of pumping a specially formulated fluid into perforated well casing, tubing, or open holes under high pressure, causing the underground formation to crack or fracture, allowing embedded hydrocarbons to flow more freely up the wellbore. We plan to utilize our strategic relationships to develop oilfield service business in Latin American countries, with a particular focus in Argentina, Colombia and Mexico. Our principal executive offices are located at 2930 West Sam Houston Parkway North, Suite 275, Houston, Texas 77043. Our phone number is (281) 531-7200.

We are an environmentally conscious oilfield service and technology company focused on supplying well stimulation and completion services to meet the existing and growing demands in international unconventional markets, while further developing and encouraging the adoption of the latest well stimulation and completion techniques and technologies to improve efficiencies. Through our unique technology platform, we aim to deliver more efficient “ecologically friendly” well stimulation services to our customers.

We currently perform field management services for customers active in the Vaca Muerta shale play in Argentina. Our team has provided geophysical predictive interpretations on over 350 projects in the United States unconventional plays. We are also evaluating opportunities to expand our operations into new areas, which may include Mexico, Colombia and other international markets.

Recent Developments and Acquisitions

In June 2013, we obtained a $450,000 purchase order from Yacimientos Petrolíferos Fiscales (“YPF”), the state oil and gas company of Argentina, to provide our field management services which consist of geophysical predictions of sweet spots followed by fiber optic based diagnostic measurement of down-hole flow properties to better identify the source of quality production. The work related to this purchase order with YPF is required to be executed through an Argentine company. Since we do not currently own a legal entity in Argentina, this work was executed through a legal entity currently controlled by a consultant of the Company. The required field management equipment was leased and imported into Argentina in the fourth quarter of 2013 and the operations team completed their work in the first quarter of 2014. In addition, we have conducted additional field management projects for other operators in Argentina, including partners of YPF. As of December 31, 2013, the work related to the purchase order with YPF had not been completed and therefore no revenue had been recognized.

On August 29, 2013, FRI acquired certain intellectual property from Geo-Texture Technologies, Inc. (“Geo-Texture”), a geophysical business specializing in predicting “sweet spots” as well as drilling and well stimulation hazards within unconventional formations in the United States. The term “sweet spots” refers to areas within a geological formation that tend to produce hydrocarbons at a better rate or for a longer duration than other areas within the same geological formation. The technology possessed by Geo-Texture is believed to have broad applications and many economic benefits to exploration and production companies working in the international markets.

In October 2013 and November 2013, FRI sold 854,367 shares of its common stock in a private placement to 35 accredited investors resulting in gross proceeds to the Company of $5,126,202. These shares of common stock were exchanged for shares of Eco-Stim’s common stock in the Merger.

On November 8, 2013, we acquired a coiled tubing unit and ancillary equipment for $2,024,000. Subsequent to this purchase, the Company began upgrading, painting and refurbishing this equipment, committing to invest approximately $1.5 million for a total of $3.5 million. In December 2013, the Company sold the equipment to a third party leasing company controlled by two of its directors. Simultaneously, the equipment package was leased back to a variable interest entity (“VIE”) controlled by the Company, as a capital lease for a 60-month period with payments beginning in February 2014. The Company agreed to prepay one year’s rent in advance in the amount of approximately $1.0 million and maintain a balance of no less than six months of prepayments until the final six months of the lease. These prepayments were withheld from the proceeds of the sale prior to December 31, 2013. Further rent payments are approximately $81,000 per month and commenced on February 1, 2014

On December 11, 2013, we acquired FRI pursuant to the Merger Agreement, where MergerCo merged with and into FRI, with FRI surviving the merger as a wholly owned subsidiary of Eco-Stim. The transaction was accounted for as a reverse merger and recapitalization of FRI whereby FRI is considered the acquirer for accounting purposes. All historical financial information contained in this Form 10-K is that of FRI.

On December 19, 2013, we signed a letter of intent (the “LOI”) to provide well stimulation and completion services to an exploration and production company in the Neuquén province of Argentina. Under the terms of the agreement, this customer will exclusively utilize EcoStim’s well stimulation services for its 2014 work program, with the exception of two fields. In addition, the exclusive agreement extends into 2015 and 2016 for the customer’s full work program. The work is scheduled to begin in the summer of 2014, subject to certain conditions. Based on the drilling rigs contracted by the customer and the anticipated time to drill each well, we estimate that as soon as customs clearance has been granted, we will be conducting well stimulation work and coiled tubing efforts on approximately 80-100 well stimulation stages depending on the timing of operational start-up. The price of each stage will be based on market prices, which will be agreed to in the commercial contract. We estimate that prices for this service ranged between $180,000 and $300,000 per stage in the year ended December 31, 2013. The parties expect to promptly enter into a definitive commercial contract, which, pursuant to the terms of the LOI, must be completed by April 19, 2014.

On January 8, 2014, we entered into an equipment purchase order with Stewart & Stevenson Manufacturing Technologies LLC (“S&S”). Under the terms of the Purchase Agreement, we agreed to purchase and S&S agreed to sell, certain pressure pumping equipment for a total purchase price of up to $8,093,870, of which a deposit was paid as a down payment at signing. The total purchase price reflects an option for certain additional equipment to be included in the equipment package. The equipment package is expected to be delivered during the second quarter of 2014 and will be used to fulfill our obligations under the LOI.

On January 9, 2014, we signed a letter of intent with an independent third party lender to provide a minimum of $4 million in financing towards an equipment package currently being procured for our growing operations in Argentina. The equipment will serve as collateral under the three-year loan agreement. During the period while the loan is outstanding, we will be required to make quarterly interest payments with the principal due at the end of the three year period unless mutually extended for up to two additional years. The equipment being procured consists primarily of pressure pumping and related equipment. This equipment will be used to conduct operations contemplated in the LOI previously announced on December 19, 2013.

Competition

We operate in a highly competitive environment. Our competitors include Schlumberger, Halliburton, Weatherford, Baker Hughes, Cal-Frac and other oilfield service companies. We compete with these companies in substantially all of our current markets. We believe that in the future we will face increased competition from these and other competitors as our Company and these competitors expand their operations.

Available Information

We file our reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You can read and copy these reports, proxy statements and other information concerning Eco-Stim at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. Please call the SEC at 1-800-SEC-0330 for further information about the operation of the SEC’s Public Reference Room. The SEC also maintains an internet site that contains all reports, proxy statements and other information that we file electronically with the SEC. The address of that website is http://www.sec.gov.

Corporate Information

Our principal executive offices are located at 2930 West Sam Houston Parkway North, Suite 275, Houston, Texas 77043, and our telephone number at that address is (281) 531-7200. Our website is located at www.ecostim-es.com.

How We Generate Our Revenue

Well stimulation services enhance the production of oil and natural gas from formations with restricted natural flow of hydrocarbons. The stimulation process consists of pumping a specially formulated fluid into a perforated well casing, tubing or open holes under high pressure, thereby causing the underground formation to crack or fracture and allowing imbedded hydrocarbons to flow more freely up the wellbore. Sand, bauxite, resin-coated sand or ceramic particles, each referred to as a proppant or propping agent, are suspended in the stimulation fluid and prop open the cracks created by the well stimulation process in the underground formation. The extremely high pressure required to stimulate wells in many of the regions in which we intend to operate presents a challenging environment for achieving a successfully stimulated horizontal well. As a result, an important element of the services we provide to oil and natural gas producers is designing the optimum well completion, which includes determining the proper fluid, proppant and injection specifications to maximize production. We intend to focus on the most active unconventional oil and natural gas plays outside the United States.

We have not incurred any costs for research and development the past two fiscal years.

Concentration of customers

We currently do business with a small number of customers from whom we have received purchase orders or letters of intent to provide field management services or well stimulation and completion services. These purchase orders and letters of intent are for services from 2014-2016. We will continue to develop customer relationships and expect to work for new customers under long-term contracts and in the spot market.

How We Obtain Our Equipment

Due to a general oversupply of well stimulation and coiled tubing equipment in the United States, we believe quality equipment is readily available both from other well stimulation companies and from manufacturers such as S&S, Surefire Industries and NOV Rolligon. In addition, we have identified quality equipment manufacturing companies in our target markets, which will allow us to source equipment in those markets. We intend to purchase or lease well stimulation equipment for our contracts as they are secured. Our initial well stimulation fleet will be manufactured to our specifications. The well stimulation fleet is equipped to perform all aspects of well stimulation operations, including formation stimulation, high-pressure pumping and pressure testing. The fleet will typically include several trailer mounted stimulation units with triplex or quintaplex pumps, trailer mounted fracturing blenders, data trailers, chemical additive trailers and hydration units. Deliveries of equipment can be available in four to ten weeks.

Our Challenges

We face many challenges and risks in the industry in which we operate. Although many factors contributing to these risks are beyond our ability to control, we continuously monitor these risks and have taken steps to mitigate them to the extent practicable. We believe that we are well positioned to capitalize on future growth opportunities in the well stimulation market. However, we may be unable to capitalize on our competitive strengths to achieve our business objectives and, consequently, the results of our operations may be adversely affected.

The successful execution of our business strategy depends on our ability to raise capital as needed to, among other things, finance the purchase of well stimulation fleets and to maintain any equipment we may have already purchased. If we are unable to generate sufficient cash flows from operations or obtain additional capital, we may be unable to sustain or increase our growth in the future. There is no guarantee that we will be able to raise the additional capital that will be needed to grow our business on favorable terms or at all. The securities offered pursuant to the private placement have not been registered under the Securities Act, and could not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Effects of governmental regulations

Our operations and the operations of our customers are subject to or impacted by a wide array of regulations in the jurisdictions in which the operations are located. As a result of changes in regulations and laws relating to the oil and natural gas industry, including hydraulic fracturing, our operations and our customers’ operations could be disrupted or curtailed by governmental authorities. In addition, the cost of compliance with applicable regulations may cause our customers to limit or discontinue their operations and may discourage other exploration and production (“E&P”) companies from continuing development activities. As a result, demand for our services could be substantially affected by regulations adversely impacting the oil and natural gas industry. Changes in environmental requirements may also negatively impact our operations and demand for our services. For example, oil and natural gas E&P may become less cost-effective and decline as a result of increasingly stringent environmental requirements (including land use policies responsive to environmental concerns and delays or difficulties in obtaining environmental permits). A decline in E&P, in turn, could have a material adverse effect on our business, financial condition, results of operations and cash flows as the technical requirements of these laws and regulations are becoming increasingly complex, stringent and costly to implement. For further information related to environmental matters and regulation, see “Part I – Item 1A – Risk Factors.”

Employees

As of February 28, 2014 we had 6 employees and 8 consultants. There are no collective bargaining agreements covering any of our employees.

Item 1A. RISK FACTORS

Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this Form 10-K before you decide to purchase our securities. If any of the following risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose your entire investment in our company.

We have limited operating history and only minimum revenues.

Prior to the Merger, we were a “shell company” as that term is defined in the Exchange Act. The Merger was accounted for as a reverse merger and recapitalization of FRI whereby FRI is considered the acquirer for accounting purposes. With the recapitalization there was no adjustment to the historical book and tax basis of our assets and liabilities. As such, our business and operations are now those of FRI.

We have a limited operating history and, accordingly, are subject to substantial risks inherent in the commencement of a new business enterprise. We were originally formed to: (i) assemble an experienced oilfield service management team; (ii) develop well stimulation and intelligent completion opportunities in Latin America, specifically in Argentina, (iii) offer expertise through consulting services, and (iv) identify unconventional pressure pumping and coiled tubing equipment for deployment to Argentina. To date, we have only generated minimal revenue from our consulting and field management operations. There can be no assurance that we will be able to successfully generate additional revenues, or obtain operating profitably. Additionally, we have a very limited business history that investors can analyze to aid them in making an informed judgment as to the merits of an investment in our company. Any investment in our company should be considered a high-risk investment because the investor will be placing funds at risk in our company with unforeseen costs, expenses, competition, and other problems to which new ventures are often subjected. Investors should not invest in our company unless they can afford to lose their entire investment. As we are early in the revenue generation process, our prospects must be considered in light of the risks, expenses, and difficulties encountered in establishing a new business in a highly competitive industry.

We have limited sources of liquidity. Any trading market that develops in our stock may be highly illiquid and may not reflect the underlying value of our net assets or business prospects.

We require substantial capital to pursue our operating strategy. As we have no internal sources of liquidity, we will continue to rely on external sources for liquidity, and for the foreseeable future.

We have incurred, and expect to continue to incur, increased costs and risks as a result of being a public company.

As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002, or “SOX”, as well as rules and regulations implemented by the SEC. Changes in the laws and regulations affecting public companies, including the provisions of SOX and rules adopted by the SEC, have resulted in, and will continue to result in, increased costs to us as we respond to these requirements. Given the risks inherent in the design and operation of internal controls over financial reporting, the effectiveness of our internal controls over financial reporting is uncertain. If our internal controls are not designed or operating effectively, we may not be able to issue an evaluation of our internal control over financial reporting as required or we or our independent registered public accounting firm may determine that our internal control over financial reporting was not effective. In addition, our registered public accounting firm may either disclaim an opinion as it relates to management’s assessment of the effectiveness of our internal controls or may issue an adverse opinion on the effectiveness of our internal controls over financial reporting. Investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and which could affect our ability to run our business as we otherwise would like to. New rules could also make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the coverage that is the same or similar to our current coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors (the “Board”), our Board committees, and as executive officers. We cannot predict or estimate the total amount of the costs we may incur or the timing of such costs to comply with these rules and regulations.

Compliance with Section 404 of the SOX will continue to strain our limited financial and management resources.

We incur significant legal, accounting and other expenses in connection with our status as a reporting public company. SOX and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. In addition, SOX requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 of SOX requires that we incur substantial accounting expense and expend significant management efforts. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 of SOX in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

We do not intend to pay cash dividends on our common stock in the foreseeable future, and therefore only appreciation of the price of our common stock will provide a return to our stockholders.

We currently anticipate that we will retain all future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our Board. In addition, the terms of our senior credit facility prohibit us from paying dividends and making other distributions. As a result, only appreciation of the price of our common stock, which may not occur, will provide a return to our stockholders.

We currently have a sporadic, illiquid, volatile market for our common stock, and the market for our common stock may remain sporadic, illiquid, and volatile in the future.

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future and will likely be subject to wide fluctuations in response to several factors, including, but not limited to:

●	actual or anticipated variations in our results of operations;

●	our ability or inability to generate revenues;

●	the number of shares in our public float;

●	increased competition; and

●	conditions and trends in the market for oil and gas and down-hole services.

Furthermore, because our common stock is traded on the OTC Bulletin Board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Shareholders and potential investors in our common stock should exercise caution before making an investment in our Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in our public reports, industry information, and those business valuation methods commonly used to value private companies.

We may face intense competition in our industry.

The industry in which we compete is highly competitive, and most of our potential competitors will have greater financial resources than we do. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain current revenue and cash flows could be adversely affected by the activities of our competitors and our customers. If our competitors substantially increase the resources they devote to the development and marketing of competitive services or substantially decrease the prices at which they offer their services, we may be unable to compete effectively. Some of these competitors may expand or construct newer, more powerful or more flexible well stimulation fleets that would create additional competition for us. All of these competitive pressures could have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that additional competitors will not enter markets served or proposed to be served by us, that we will be able to compete successfully, or that we will have adequate funds to compete.

The customer base is concentrated within the oil and natural gas production industry and loss of a significant customer or the existing customer contracts could cause the revenue to decline substantially and adversely affect the business.

Our business is highly dependent on the existing agreements and the relationships with potential customers and technology partners. Revenues from these potential customers and revenues from joint ventures are expected to represent a substantial portion of the total future revenues. A reduction in business from any of these arrangements resulting from reduced demand for their own products and services, a work stoppage, sourcing of products from other suppliers or other factors could materially impact the business, financial condition and results of operations. In addition, the inability of suppliers to timely deliver the required equipment for the new well stimulation fleets could have a material adverse impact on our ability to perform under the existing agreements. We expect that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. The existing agreements do not obligate those customers. In addition, the agreements contain provisions whereby the customers may terminate the agreement contract in the event we are unable to perform under the terms of the contract or make adjustments to service and/or materials fees payable thereunder based on changing market conditions. The existing agreements are subject to termination by customers under certain circumstances and any such termination could have a material adverse effect on the business.

We may not be able to renew the existing agreements on attractive terms or at all, which could adversely impact the results of operations, financial condition and cash flows.

We can provide no assurance that we will be able to successfully fulfill, renew or replace the existing agreements with new agreements on or prior to their expiration on terms satisfactory to us or the operator or that we will be able to continue to provide services under those existing contracts without service interruption. If we are not able to either renew or enter into additional service contracts, the results of operations, financial condition and cash flows could be adversely impacted.

We are dependent on entering into additional service contracts to grow the business.

Our customers may choose to vertically integrate their operations by purchasing and operating their own well stimulation fleet, expanding the amount of well stimulation equipment they currently own or using alternative technologies for enhancing oil and gas production.

Our customers may choose to vertically integrate their operations by purchasing and operating their own well stimulation fleets in lieu of using our well stimulation services. Currently, the availability of attractive financing terms from financial institutions and equipment manufacturers facilitates this possibility by making the purchase of individual well stimulation equipment increasingly affordable to our customers. In addition, there are other technologies available for the artificial enhancement of oil and natural gas production and our customers may elect to use these alternative technologies instead of the well stimulation services we provide. Such vertical integration, increases in vertical integration or use of alternative technologies could result in decreased demand for our well stimulation services, which may have a material adverse effect on our business, results of operations and financial condition.

We may have difficulty managing growth in the business, which could adversely affect the financial condition and results of operations.

We do not have highly sophisticated systems to forecast our future revenue or profitability and therefore could experience difficulty in managing our growth and associated working capital needs.

Our ability to successfully operate depends on the availability of water.

Well stimulation, and pressure pumping more generally, can require a significant supply of water, and water supply and quality are important requirements to our operations. We intend to meet our water requirements from sources on or near the well sites, but there is no assurance that we will be able to obtain a sufficient supply of water from sources in these areas, some of which are prone to drought.

We may be unable to maintain pricing on our core services.

Pressures stemming from fluctuating market conditions and oil and natural gas prices may make it increasingly difficult to maintain the prices. We have faced, and will likely continue to face, pricing pressure from the competitors. If we are unable to maintain pricing on our core services, the financial results will be negatively impacted.

Because the oil and natural gas industry is cyclical, our operating results may fluctuate.

Oil and natural gas prices are volatile. Future fluctuations in such prices may result in a decrease in the expenditure levels of oil and natural gas companies and drilling contractors which in turn may adversely affect us.

The activity level of our customers, spending for our products and services, and payment patterns may be impacted by deterioration in the credit markets.

Many of the customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. In late 2008 and early 2009, there was a significant decline in the credit markets and the availability of credit, the effects of which may continue to be felt in 2014. Additionally, many of the potential customers’ equity values substantially declined. The combination of a reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in a significant reduction in the customers’ spending for our products and services.

In addition, the same factors that may lead to a reduction in the customers’ spending also may increase the exposure to the risks of nonpayment and nonperformance by the customers. A significant reduction in the customers’ liquidity may result in a decrease in their ability to pay or otherwise perform their obligations to us. Any increase in nonpayment or nonperformance by the customers, either as a result of recent changes in financial and economic conditions or otherwise, could have an adverse impact on the operating results and adversely affect the liquidity.

Because we rely on a limited number of customers for the fracturing services, the change in ownership and management of any such customer may adversely affect our business, financial condition and results of operations.

Regulatory compliance costs and restrictions, as well as delays in obtaining permits by the customers for their operations, such as for well stimulation and pressure pumping, or by us for our operations, could impair the business.

Our operations and the operations of the customers are subject to or impacted by a wide array of regulations in the jurisdictions in which the operations are located. As a result of changes in regulations and laws relating to the oil and natural gas industry, including well stimulation, our operations or the operations of our customers could be disrupted or curtailed by governmental authorities. The high cost of compliance with applicable regulations may cause customers to discontinue or limit their operations, and may discourage companies from continuing development activities. As a result, demand for our services could be substantially affected by regulations adversely impacting the oil and natural gas industry.

Any indebtedness we incur could restrict the operations and make us more vulnerable to adverse economic conditions.

At the time of this Form 10-K, we have no debt; however, our five year plan anticipates securing growth capital through lease financing or other long term financing arrangements. The future needs for financing for equipment acquisition and working capital may adversely affect operations and limit our growth, and we may have difficulty making debt service payments on our indebtedness as such payments become due.

We may not be able to provide services that meet the specific needs of oil and natural gas exploration and production companies at competitive prices.

The markets in which we operate are highly competitive and have relatively few barriers to entry and the competitive environment has intensified as recent mergers among exploration and production companies have reduced the number of available customers. The principal competitive factors in the markets are product and service quality and availability, responsiveness, experience, technology, equipment quality, reputation for safety and price. We compete with large national and multi-national companies that have longer operating histories, greater financial, technical and other resources and greater name recognition than we do.

New technology may cause us to become less competitive.

The oilfield services industry is subject to the introduction of new drilling and completion techniques and services using new technologies, some of which may be subject to patent protection. If competitors and others use or develop new technologies in the future that are more efficient or productive than ours, we may lose market share or be placed at a competitive disadvantage.

The future financial results could be adversely impacted by asset impairments or other charges.

We could record impairment charges for interim periods in future years, which could have a material adverse effect on our business, financial condition and results of operations.\

The industry is affected by excess equipment inventory levels.

Because of the long-life nature of oil field service equipment and the lag between when a decision to build additional equipment is made and when the equipment is placed into service, the inventory of oilfield service equipment in the industry does not always correlate with the level of demand for service equipment.

The inability to control the inherent risks of acquiring and integrating businesses in the future could adversely affect the operations.

If we choose to grow our business through acquisition or merger, it is possible that companies acquired or merged into our Company may have internal control weaknesses or risks that were not identified prior to such acquisitions or mergers and such weaknesses or risks could adversely affect us and our operations.

The business depends upon our ability to obtain specialized equipment from suppliers and key raw materials on a timely basis.

If the current suppliers are unable to provide the necessary raw materials (including, for example, proppant and chemicals) or finished products (such as the new equipment) or otherwise fail to deliver products timely and in quantities required, any resulting delays in the provision of services could have a material adverse effect on our business, financial condition, results of operations and cash flows. During the past few years, our industry faced sporadic proppant shortages associated with pressure pumping operations, requiring work stoppages that adversely impacted the operating results of several competitors.

The Chairman of the Board allocates part of his time to other companies.

Mr. Bjarte Bruheim, the chairman of the Board of our Company, is also the chairman of the board of the board of directors of other companies. Mr. Bruheim allocates his time between the affairs of Eco-Stim and the affairs of these other companies. This situation presents the potential for a conflict of interest for Mr. Bruheim in determining the respective percentages of his time to be devoted to the affairs of Eco-Stim and the affairs of others. In addition, if the affairs of these other companies require him to devote more substantial amounts of his time to the affairs of the other companies in the future, it could limit his ability to devote sufficient time to our affairs and could have a negative impact on our business.

Demand for the majority of our services is substantially dependent on the levels of expenditures by the oil and gas industry. A substantial or an extended decline in oil and gas prices could result in lower expenditures by the oil and gas industry, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Demand for the majority of our services depends substantially on the level of expenditures by the oil and gas industry for the exploration, development and production of oil and natural gas reserves. These expenditures are generally dependent on the industry’s view of future oil and natural gas prices and are sensitive to the industry’s view of future economic growth and the resulting impact on demand for oil and natural gas. Declines, as well as anticipated declines, in oil and gas prices could also result in project modifications, delays or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to us. These effects could have a material adverse effect on our financial condition, results of operations and cash flows.

The prices for oil and natural gas have historically been volatile and can be affected by a variety of factors, including:

●	worldwide and regional economic conditions impacting the global supply and demand for oil, natural gas and natural gas liquids;

●	the price and quantity of foreign imports;

●	political and economic conditions in or affecting other producing countries, including the Middle East, Africa, South America and Russia;

●	the ability of members of the Organizational of Petroleum Countries to agree to and maintain oil price and production controls;

●	the level of global exploration and production;

●	the level of global inventories;

●	prevailing prices on local price indexes in the areas in which we operate;

●	the proximity, capacity, cost and availability of gathering and transportation facilities;

●	localized and global supply and demand fundamentals and transportation availability;

●	the cost of exploring for, developing, producing and transporting reserves;

●	weather conditions and other natural disasters;

●	technological advances affecting energy consumption;

●	the price and availability of alternative fuels;

●	expectations about future commodity prices; and

●	domestic, local and foreign governmental regulation and taxes.

The oil and gas industry has historically experienced periodic downturns, which have been characterized by diminished demand for oilfield services and downward pressure on the prices we charge. A significant downturn in the oil and gas industry could result in a reduction in demand for oilfield services and could adversely affect our financial condition, results of operations and cash flows.

Our inability to make satisfactory alternative arrangements in the event of an interruption in supply of certain key raw materials could harm our business, results of operations and financial condition.

We currently anticipate sourcing materials, such as guar gum, from one supplier. Given the limited number of suppliers of such key raw materials, we may not always be able to make alternative arrangements should our suppliers fail to timely deliver these key raw materials. Any resulting delays in the provision of services could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not be successful in implementing technology development and enhancements.

The market for our services and products is characterized by continual technological developments to provide better and more reliable performance and services. If we are not able to design, develop and produce commercially competitive products and to implement commercially competitive services in a timely manner in response to changes in technology, our business and revenue could be materially and adversely affected and the value of our intellectual property may be reduced. Likewise, if our proprietary technologies, equipment and facilities, or work processes become obsolete, we may no longer be competitive, and our business and revenue could be materially and adversely affected.

We depend on the services of key executives, the loss of whom could materially harm our business.

The management of our Company is important to our success because they have been instrumental in setting the strategic direction, operating the business, identifying, recruiting and training key personnel, and identifying expansion opportunities. Losing the services of any of these individuals, could adversely affect our business until a suitable replacement could be found. We do not maintain key man life insurance on any of our management. As a result, we are not insured against any losses resulting from the death of our key employees.

We may be unable to employ a sufficient number of skilled and qualified workers.

The delivery of our services and products requires personnel with specialized skills and experience who can perform physically demanding work. As a result of the volatility of the oilfield service industry and the demanding nature of the work, workers may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive. The demand for skilled workers is high and the supply is limited.

We may be adversely impacted by work stoppages or other labor matters.

We currently do not have any employees represented by a labor union. However, it is likely that we may experience work stoppages or other labor disruptions from time to time. Any prolonged labor disruption involving the employees could have a material adverse impact on our combined results of operations and financial condition by disrupting our ability to perform well stimulation or pressure pumping and other services for the customers under our service contracts. Moreover, unionization efforts have been made from time to time within the industry, with varying degrees of success. Any such unionization could increase our costs or limit our flexibility.

Our operations are subject to hazards and environmental risks inherent in the oil and natural gas industry.

We are a provider of well stimulation and pressure pumping services, a process involving the injection of fluids— typically consisting mostly of water and also including several chemical additives—as well as sand in order to create fractures extending from the well bore through the rock formation to enable oil or natural gas to move more easily through the rock pores to a production well. In addition, we provide a range of services to onshore oil and natural gas exploration and production operations, consisting of, among other things, coiled tubing services and cementing services. Risks inherent to our industry create the potential for significant losses associated with damage to the environment or natural resources, such as the potential for contamination of drinking water resources.

If we become subject to product liability claims, they could be time-consuming and costly to defend.

Errors, defects or other performance problems in the products that we sell or services that we offer could result in our customers seeking damages from us for losses associated with these errors, defects or other performance problems.

Our business involves certain operating risks and our insurance, if any, may not be adequate to cover all losses or liabilities that we might incur in our operations.

The technical complexities of our operations are such that we are exposed to a wide range of significant health, safety and environmental risks. Our services involve production-related activities, radioactive materials, explosives and other equipment and services that are deployed in challenging exploration, development and production environments. An accident involving our services or equipment, or a failure of a product, could cause personal injury, loss of life, damage to or destruction of property, equipment or the environment, or suspension of operations. Our insurance may not protect us against liability for some kinds of events, including events involving pollution, or against losses resulting from business interruption. Moreover, we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any damages caused by our services or products that are not covered by insurance, or are in excess of policy limits or are subject to substantial deductibles, could adversely affect our financial condition, results of operations and cash flows.

Current and potential legislative and regulatory developments could materially increase our operating costs and/or adversely affect our competitive position.

Our operations and the operations of our customers are subject to increasingly stringent laws and regulations relating to importation and use of hazardous materials, radioactive materials and explosives and to environmental protection, including laws and regulations governing air emissions, well stimulation and pressure pumping, water discharges, wetlands or land use practices, waste management, and the release of hazardous substances into the environment. We incur, and expect to continue to incur, capital and operating costs to comply with environmental laws and regulations. The technical requirements of these laws and regulations are becoming increasingly complex, stringent and expensive to implement. In addition, these laws may provide for “strict liability” for remediation costs, damages to natural resources or threats to public health and safety. Strict liability can render a party liable for damages without regard to negligence or fault on the part of the party. Some environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances.

Current or future legislation, regulations and development may curtail production and demand for hydrocarbons such as oil and natural gas in areas of the world where our customers operate and thus adversely affect future demand for our services, which may in turn adversely affect future results of operations.

Compliance with, and rulings and litigation in connection with, environmental regulations and the environmental impacts of our or our customers’ operations may adversely affect our business and operating results.

Productive capacity for oil and natural gas is dependent on our customers’ decisions to develop and produce oil and natural gas reserves and on the regulatory environment in which our customers and we operate. The ability to produce oil and natural gas can be affected by the number and productivity of new wells drilled and completed, as well as the rate of production and resulting depletion of existing wells. Advanced technologies, such as horizontal drilling and well stimulation and pressure pumping, improve total recovery but also result in a more rapid production decline and may become subject to more stringent regulations in the future.

Access to prospects is also important to our customers and such access may be limited because host governments do not allow access to the reserves or because another oil and natural gas exploration company owns the rights to develop the prospect. Government regulations and the costs incurred by oil and natural gas exploration companies to conform to and comply with government regulations may also limit the quantity of oil and natural gas that may be economically produced. This could lead our customers to curtail their operations and result in a decrease in demand for our services, which in turn could adversely affect our financial position and results of operations.

Any of these factors could affect the supply of oil and natural gas and could have a material adverse effect on our results of operations.

Legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays for our operations or the operations of our customers.

Many national, provincial, and local governments and agencies have adopted laws and regulations or are evaluating proposed legislation and regulations that are focused on the extraction of shale gas or oil using hydraulic fracturing, which is part of the well stimulation services we provide to our customers. Hydraulic fracturing is a stimulation treatment routinely performed on oil and gas wells in low-permeability reservoirs. Specially engineered fluids are pumped at high pressure and rate into the reservoir interval to be treated, causing cracks in the target formation. Proppant, such as sand of a particular size, is mixed with the treatment fluid to keep the cracks open when the treatment is complete. In response to concerns related to potential impacts to the environment and natural resources from hydraulic fracturing, governmental authorities have issued new rules and regulations governing the practice, and are also pursuing studies related to its potential effects. Also, some national, state, and local governments have adopted bans or other measures restricting hydraulic fracturing activities. For example, the Province of Neuquén in Argentina, where we operate, has approved a set of rules regarding the extraction of shale oil and gas. These rules require, amongst other things, that operators performing hydraulic fracturing obtain permits prior to commencing drilling activities and file reports with the provincial government regarding the chemicals used in the hydraulic fracturing process and an analysis of the flowback water returning to the surface. In addition, several other provinces and local governments have voted to ban hydraulic fracturing within their borders, and some groups continue to advocate for a national ban on hydraulic fracturing in Argentina.

Future hydraulic fracturing-related legislation or regulations that restrict or prohibit such activities could lead to operational delays and increased costs for our operations or the operations of our customers. Any impacts on the operations of our customers could in turn reduce demand for our services. If such additional legislation or regulations are enacted, it could adversely affect our financial condition, results of operations and cash flows.

Compliance with climate change legislation or initiatives could negatively impact our business.

International, national, and state governments and agencies are currently evaluating and promulgating legislation and regulations that are focused on restricting emissions commonly referred to as greenhouse gas (“GHG”) emissions in response to concerns that GHGs contribute to climate change. For example, in the U.S., the Environmental Protection Agency (“EPA”) has taken steps to regulate GHGs as pollutants under the federal Clean Air Act. The EPA’s “Mandatory Reporting of Greenhouse Gases” rule established in 2010 provided a comprehensive scheme of regulations that require monitoring and reporting of GHG emissions, including emissions from the oil and gas industry.

International developments focused on restricting the emission of carbon dioxide and other gases include the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol” (an internationally applied protocol, which has been ratified by several countries in Latin America) and the European Union’s Emission Trading System. Argentina, Brazil, and Mexico have all committed to reducing greenhouse gas emissions, either through the deployment of renewable energy sources or through the use of a cap and trade program. Such programs place a cap on GHG emissions at certain sources and require those sources to purchase allowances for emissions above their cap. The adoption of legislation or regulatory programs to reduce emissions of GHGs could require us or our customers to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. In addition, current or future legislation, regulations and developments may curtail production and demand for hydrocarbons such as oil and natural gas in areas of the world where our customers operate and thus adversely affect future demand for our services, which may in turn adversely affect future results of operations.

The effects of climate change or severe weather could adversely affect our operations.

Variation from normal weather patterns, such as cooler or warmer summers and winters, can have a significant impact on demand for the oil and gas produced by our customers. Adverse weather conditions, such as hurricanes, may interrupt or curtail our operations, or our customers’ operations, cause supply disruptions and result in a loss of revenue and damage to our equipment and facilities, which may or may not be insured. Extreme winter conditions may interrupt or curtail our operations, or our customers’ operations, in those areas and result in a loss of revenue. In addition, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

A terrorist attack or armed conflict could harm our business.

Geopolitical and terrorism risks continue to grow in a number of key countries where we do business. Geopolitical and terrorism risks could lead to, among other things, a loss of our investment in the country, impairment of the safety of our employees and impairment of our ability to conduct our operations.

Operating internationally subjects us to significant risks and regulation inherent in operating in foreign countries.

We plan to conduct operations in a number of countries. Our international operations will be subject to a number of risks inherent to any business operating in foreign countries, and especially those with emerging markets, including the following risks, among others:

●	government instability, which can cause investment in capital projects by our potential clients to be withdrawn or delayed, reducing or eliminating the viability of some markets for our services;

●	potential expropriation, seizure, nationalization or detention of assets;

●	difficulty in repatriating foreign currency received in excess of local currency requirements;

●	import/export tariffs and quotas;

●	civil uprisings, riots and war, which can make it unsafe to continue operations, adversely affect both budgets and schedules and expose us to losses;

●	availability of suitable personnel and equipment, which can be affected by government policy, or changes in policy,

●	which limit the importation of qualified crewmembers or specialized equipment in areas where local resources are insufficient;

●	decrees, laws, regulations, interpretation and court decisions under legal systems, which are not always fully developed and which may be retroactively applied and cause us to incur unanticipated and/or unrecoverable costs as well as delays which may result in real or opportunity costs; and

●	terrorist attacks, including kidnappings of our personnel.

We cannot predict the nature and the likelihood of any such events. However, if any of these or other similar events should occur, it could have a material adverse effect on our financial condition and results of operation.

Certain of the equipment that we use in certain foreign countries may require prior U.S. government approval in the form of an export license and may otherwise be subject to tariffs and import/export restrictions. The delay in obtaining required governmental approvals could affect our ability to timely commence a project, and the failure to comply with all such controls could result in fines and other penalties.

We may be subject to taxation in many foreign jurisdictions and the final determination of our tax liabilities involves the interpretation of the statutes and requirements of taxing authorities worldwide. Our tax returns will be subject to routine examination by taxing authorities, and these examinations may result in assessments of additional taxes, penalties and/or interest.

Our overall success as an international depends, in part, upon our ability to succeed in differing economic, social and political conditions. We may not continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business, which could negatively affect our profitability.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar foreign anti-bribery laws.

The United States Foreign Corrupt Practices Act (the “FCPA”) and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making, offering or authorizing improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. We do business and may do additional business in the future in countries or regions where strict compliance with anti-bribery laws may conflict with local customs and practices.

As a company subject to compliance with the United States FCPA, our business may suffer and we may be subject to competitive disadvantages because our efforts to comply with U.S. laws could restrict our ability to do business in foreign markets relative to our competitors who are not subject to U.S. law. Additionally, our business plan involves establishing close relationships with stakeholders in certain foreign markets. Any determination that we or foreign shareholders, directors, or officers partners have violated the FCPA may adversely affect our business and operations.

Violations of anti-bribery laws (either due to our acts or our inadvertence) may result in criminal and civil sanctions and could subject us to other liabilities in the U.S. and elsewhere. Even allegations of such violations could disrupt our business and result in a material adverse effect on our business and operations.

ITEM 2. PROPERTIES

Our principal executive offices are located in approximately 3,940 square feet of office space, which were leased from Geo-Texture, a related party, under a month-to-month agreement. Mr. Bjarte Bruheim, our Executive Chairman, is a majority shareholder of Geo-Texture. We paid Geo-Texture approximately $81,000 and $60,000 during the twelve months ended December 31, 2013 and 2012, respectively. On November 18, 2013, the month-to-month lease agreement was assigned from Geo-Texture to the Company. See “Part III – Item 13 - Certain Relationships and Related Transactions, and Director Independence” for more information.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to, and none of our property is the subject of, any pending legal proceedings. To our knowledge, no governmental authority is contemplating any such proceedings.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is currently no established trading market for our common stock. Our common stock is quoted in the OTC Bulletin Board under the symbol ESES. The reported high and low last sale prices for the common stock are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
2012
First quarter ended March 31, 2012	$7.21	$2.88
Second quarter ended June 30, 2012	$4.81	$2.40
Third quarter ended September 30, 2012	$4.09	$0.96
Fourth quarter ended December 31, 2012	$4.09	$2.02

2013
First quarter ended March 31, 2013	$4.81	$2.40
Second quarter ended June 30, 2013	$12.50	$2.88
Third quarter ended September 30, 2013	$4.57	$1.92
Fourth quarter ended December 31, 2013	$12.02	$2.45

Holders

As of December 31, 2013, we had approximately 671 record holders of our common stock.

Dividend Policy

The payment of dividends, if any, in the future shall be determined by the members of our Board, in their discretion and will depend on, among other things, our earnings, our capital requirements, and our financial condition as well as other relevant factors. We have not paid or declared any dividends to date. Holders of common stock are entitled to receive dividends as declared and paid from time to time by our sole discretion from funds legally available. We intend to retain any earnings for marketing and expansion purposes.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has a 2013 Stock Incentive Plan in place with approximately 1,000,000 shares of common stock reserved for issuance thereunder, and the Company has previously issued shares of its stock and options exercisable for shares of its stock as compensation for future services pursuant to its 2013 Stock Incentive Plan and individual agreements. For additional information regarding the 2013 Stock Incentive Plan, as of December 31, 2013, please see “Part II – Item 8 – Financial Statements and Supplementary Data – Eco-Stim Energy Solutions, Inc. and Subsidiaries Consolidated Financial Statements – Note H. Stock-Based Compensation” of this Form 10-K.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	558,172	$5.32	441,828
Equity compensation plans not approved by security holders	—	—	—
Total	558,172	$5.32	441,828

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In October 2013 and November 2013, FRI sold 854,367 shares of its common stock in a private placement to 35 accredited investors resulting in gross proceeds to it of $5,126,202. The offering was exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(2) and Regulation D of that act. These shares of common stock were exchanged for shares of Eco-Stim’s common stock in the Merger, as described more fully earlier in this Form 10-K.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our historical financial statements and notes included in this Form 10-K. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Form 10-K. See “Cautionary Statements Regarding Forward-Looking Statements” above.

Results of Operations

For the Years Ended December 31, 2013 and 2012

Revenues

We derived revenues from a consulting arrangement, whereby we provided advice related to well stimulation technology. Sales for the years ended December 31, 2013 and 2012 were $4,800 and $10,660, respectively. The decrease is due to the fact that the Company ended its consulting arrangement during 2013. Revenue is expected to increase during 2014 due to our planned deployment of stimulation and coiled tubing equipment into Argentina during the second quarter of the year, in connection with the LOI signed on December 19, 2013 referenced in “Part I – Item 1 – Business” of this Form 10-K.

Cost of Sales

Cost of sales decreased to $2,400 for the year ended December 31, 2013 compared to $5,341 cost of sales for the year ended December 31, 2012. The decrease is due to the Company ending its consulting arrangement during 2013. Cost of sales is expected to increase during 2014 due to our planned deployment of stimulation and coiled tubing equipment into Argentina during the second quarter of the year, in connection with the LOI signed on December 19, 2013 referenced in “Part I – Item 1 – Business” of this Form 10-K.

Other Operating Expenses

Selling, general and administrative expenses include costs for sales and marketing personnel, travel, demonstration product, market development, tradeshows, consulting expenses and for administrative personnel, facility-related costs, insurance, legal and accounting services and depreciation expense. Selling, general and administrative costs and expenses were $3.6 million and $2.4 million for the years ended December 31, 2013 and 2012, respectively. The increase in cost was primarily related to additional personnel, legal and travel costs associated with capital raising efforts and our continuing business development efforts in Latin America in order to obtain contracts for well stimulation and field management services.

Net Loss

We incurred losses of $3.6 million and $2.4 million for the years ended December 31, 2013 and 2012, respectively, for the reasons cited above.

Liquidity and Capital Resources

The energy services business is capital intensive, requiring significant investment to expand, upgrade and maintain equipment. Our capital requirements have been minimal to date. Going forward, we expect our capital requirements to consist primarily of:

●	growth capital expenditures, such as those to acquire additional equipment and other assets to grow our business; and

●	maintenance capital expenditures, which are capital expenditures made to extend the useful life of our assets. There have been no maintenance capital expenditures to date.

Additionally, we continually monitor new advances in well stimulation equipment and down-hole technology as well as technologies that may complement our business and opportunities to acquire additional equipment to meet our customers’ needs. Our ability to make any significant acquisition for cash would likely require us to obtain additional equity or debt financing, which may not be available to us on favorable terms or at all.

Our primary sources of liquidity to date have been proceeds from the various equity offerings, with the most recent completed in the fourth quarter of 2013. The Company additionally completed a sales lease-back transaction during the fourth quarter of 2013, as referenced in “Part I – Item 1 – Business” of this Form 10-K. On January 27, 2014, we commenced an offering of shares of our common stock at a purchase price to be determined, subject to market and other conditions, in a private placement in order to raise proceeds of between $8 million and $12 million. We intend to use the net proceeds received from the private placement to fund a portion of the equipment being purchased under pending contracts and for working capital and general corporate purposes. Our primary uses of capital have been the acquisition of equipment and general administrative expenses. We continually monitor potential capital sources, including equity and debt financings, in order to meet our planned capital expenditures and liquidity requirements.

The successful execution of our growth strategy depends on our ability to raise capital as needed to, among other things, finance the purchase of additional equipment. In order to fund the purchase of additional equipment, we will need to seek additional capital. If we are unable to obtain additional capital on favorable terms or at all, we may be unable to sustain or increase our current level of growth in the future. The availability of equity and debt financing will be affected by prevailing economic conditions in our industry and financial, business and other factors, many of which are beyond our control.

Our ability to fund operations, and to fund planned 2014 and 2015 capital expenditures will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions, market conditions in the exploration and production industry and financial, business and other factors, many of which are beyond our control.

Our ability to acquire equipment, such as that required to meet our obligations under our LOI obligations referenced in “Part I – Item 1 – Business” of this Form 10-K, would likely require us to obtain additional equity or debt financing, which may not be available to us on favorable terms or at all.

Sources and Uses of Cash

Net cash used in operating activities was $3,158,483 for the year ended December 31, 2013 and $1,888,635 during the year ended December 31, 2012. The increase was primarily due to our continuing business development efforts in Latin America in order to obtain contracts for well stimulation and field management services, the addition of personnel, and cost associated with the Merger in the third quarter of 2013.

Net cash used in investing activities was $2,346,462 for the year ended December 31, 2013 and $24,233 during the year ended December 31, 2012. This related to our acquisition and upgrade of a coiled tubing asset package for our planned operations in Argentina and various fixed assets for office administration.

Net cash provided by financing activities was $8,278,447 for the year ended December 31, 2013 and $3,405,739 during the year ended December 31, 2012, consisting entirely of funds raised during the year to finance our continuing operations and to finance the acquisition of a coiled tubing asset package for our planned operations in Argentina.

We had a net increase in cash and cash equivalents of $2,799,251 for the year ended December 31, 2013, and had an increase in cash and cash equivalents of $1,492,871 during the year ended December 31, 2012 primarily resulting from our financing activities.

Lease Commitments

We entered into an agreement to lease equipment under a 60-month capital lease agreement with a related party as described in “Part I – Item 1 – Business” of this Form 10-K. We agreed to prepay one year’s rent in advance in the amount of approximately $1.0 million and maintain a balance of no less than six months of prepayments until the final six months of the lease. These prepayments were made prior to December 31, 2013. Further rent payments are approximately $81,000 per month and commenced on February 1, 2014.

Industry Trends and Outlook

We face many challenges and risks in the industry in which we operate. Although many factors contributing to these risks are beyond our ability to control, we continuously monitor these risks and have taken steps to mitigate them to the extent practicable. In addition, while we believe that we are well positioned to capitalize on available growth opportunities, we may not be able to achieve our business objectives and, consequently, our results of operations may be adversely affected. Please read this section in conjunction with the factors described in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Part I – Item 1A – Risk Factors” for additional information about the known material risks that we face.

Our business depends on the capital spending programs of our customers. Revenue from our stimulation and field management segments are expected to be generated by providing services to oil and natural gas exploration and production companies throughout Argentina, Colombia, Mexico and other countries. Demand for our services is a function of our customers’ willingness to make operating and capital expenditures to explore for, develop and produce hydrocarbons in these areas, which in turn is affected by current and expected levels of oil and natural gas prices. Companies in the energy services industry have historically tended to delay capital equipment projects, including maintenance and upgrades, during industry downturns.

The oil and gas industry has traditionally been volatile, is highly sensitive to a combination of long-term and cyclical trends, including the domestic and international supply and demand for oil and natural gas, current and expected future prices for oil and natural gas and the perceived stability and sustainability of those prices, production depletion rates and the resultant levels of cash flows generated and allocated by exploration and production companies to their drilling and workover budget, as well as domestic and international economic conditions, political instability in oil producing countries and merger, acquisition and divestiture activity among exploration and production companies. The volatility of the oil and gas industry, and the consequent impact on exploration and production activity, has adversely impacted, and could continue to adversely impact, the level of drilling and workover activity by our customers. This volatility affects the demand for our services and our ability to negotiate pricing at levels generating desirable margins, especially in our stimulation business.

Assets and Liabilities

Total assets were $9,276,125 as of December 31, 2013, which is an increase of $7,752,995 when compared to December 31, 2012. This is primarily due to funds raised during the year to finance our continuing operations and the capitalized lease obligations associated with our coiled tubing asset package for our planned operations in Argentina.

Total liabilities were $5,237,110 as of December 31, 2013, which is an increase of $4,844,668 when compared to December 31, 2012. This is primarily related to the capitalized lease obligations associated with our coiled tubing asset package for our planned operations in Argentina, as described in “Part I – Item 1 – Business” above.

Total shareholders’ equity was $4,039,015 as of December 31, 2013, which is an increase of $2,908,327 when compared to December 31, 2012. This is primarily due to the funds raised during the fourth quarter of 2013 to finance our continuing operations and offset by the expenses incurred related to our continuing business development efforts in Latin America.

Critical Accounting Policies

The preparation of combined financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to select appropriate accounting principles from those available, to apply those principles consistently and to make reasonable estimates and assumptions that affect revenues and associated costs as well as reported amounts of assets and liabilities, and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties. We evaluate estimates and assumptions on a regular basis. We base our respective estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates and assumptions used in preparation of our combined financial statements. We consider the following policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows.

Pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we are reporting in accordance with certain reduced public company reporting requirements permitted by this act. As a result, our financial statements may not be comparable to companies that are not emerging growth companies or elect to avail themselves of this provision.

We believe the following critical accounting policies involve significant areas of management’s judgments and estimates in the preparation of its consolidated financial statements.

Reverse Acquisition. The merger of Eco-Stim into FRI is treated as a reverse acquisition. Pursuant to the guidance in Appendix B of SEC Accounting Disclosure Rules and Practices Official Text, the merger of a private operating company into a non-operating public shell corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with the shareholders of the former public shell continuing only as passive investors. These transactions are considered by the staff of the SEC to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization. Accordingly, the reverse acquisition has been accounted for as a recapitalization. For accounting purposes, FRI is considered the acquirer in the reverse acquisition. The historical consolidated financial statements are those of FRI.

Property and Equipment. Fixed asset additions are recorded at cost. Cost of units manufactured consists of products, components, labor and overhead. Expenditures for renewals and betterments that extend the lives of the assets are capitalized. An allocable amount of interest on borrowings is capitalized for self-constructed assets and equipment during their construction period. Amounts spent for maintenance and repairs are charged against operations as incurred. Costs of fixed assets are depreciated on a straight-line basis over the estimated useful lives of the related assets which range from two to seven years for service equipment. Leasehold improvements will be depreciated over the lesser of the estimated useful life of the improvement or the remaining lease term. Management is responsible for reviewing the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value of assets. When making this assessment, the following factors are considered: current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors.

Capital Lease Obligations. The Company leases certain equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes. Any lease that does not meet the criteria for a capital lease is accounted for as an operating lease. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the related assets. Assets under capital leases are amortized using the straight-line method over the initial lease term. Amortization of assets under capital leases is included in depreciation expense.

Revenue Recognition. Revenues are recognized as services are completed and collectability is reasonably assured. With respect to hydraulic fracturing services, we expect to recognize revenue and invoice our customers upon the completion of each fracturing stage. In our industry, it is not uncommon for a service provider to complete multiple fracturing stages per day during the course of a job.

Stock-Based Payments. We account for stock incentive awards issued to employees and non-employees in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Stock Compensation. Accordingly, employee stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period, or upon the occurrence of certain vesting events. Additionally, stock-based awards to non-employees are expensed over the period in which the related services are rendered. The grant-date fair value of awards is estimated using the Black-Scholes option-pricing model, which requires the use of highly subjective assumptions such as the estimated market value of our stock, expected term of the award, expected volatility and the risk-free interest rate. Since some of our share options were not publicly traded at the time of issuance and have not been traded privately, the value of the shares is estimated based on significant unobservable inputs, primarily consisting of the estimated value of the start-up activities completed as of the grant date, as well as other inputs that are estimated based on similar entities with publicly traded securities. We continue to use judgment in evaluating the expected term, volatility and forfeiture rate related to our stock-based compensation on a prospective basis and incorporate these factors into our option-pricing model. Each of these inputs is subjective and generally requires significant management judgment. If, in the future, we determine that another method for calculating the fair value of our unit-based awards is more reasonable, or if another method for calculating these input assumptions is prescribed by authoritative guidance, and, therefore, should be used to estimate expected volatility or expected term, the fair value calculated for our employee unit-based awards could change significantly. Higher volatility and longer expected terms generally result in an increase to stock-based compensation expense determined at the date of grant.

Income Taxes. We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Our tax filings for various periods are subject to audit by the tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are resolved with the authorities or through the courts. We believe these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. Resolution of these situations inevitably includes some degree of uncertainty; accordingly, we provide taxes only for the amounts we believe will ultimately result from these proceedings. The resulting change to our tax liability, if any, is dependent on numerous factors including, among others, the amount and nature of additional taxes potentially asserted by local tax authorities; the willingness of local tax authorities to negotiate a fair settlement through an administrative process; the impartiality of the local courts; the number of countries in which we do business; and the potential for changes in the tax paid to one country to either produce, or fail to produce, an offsetting tax change in other countries. The potential exists that the tax resulting from the resolution of current and potential future tax controversies may differ materially from the amount accrued.

Recent Accounting Pronouncements

The recent accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Off Balance Sheet Arrangements

As of December 31, 2013, we have no off-balance sheet arrangements other than operating leases and the variable interest entity described in “Part II – Item 8 – Financial Statements and Supplementary Data – Eco-Stim Energy Solutions, Inc. and Subsidiaries Consolidated Financial Statements – Note I. Variable Interest Entities” below. For information regarding our principles of consolidation, see “Part II – Item 8 – Financial Statements and Supplementary Data – Eco-Stim Energy Solutions, Inc. and Subsidiaries Consolidated Financial Statements – Note B. Summary of Significant Accounting Policies” to our consolidated financial statements.

The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Eco-Stim Energy Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Eco-Stim Energy Solutions, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2013 and 2012, and the related notes to the consolidated financial statements. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas
March 28, 2014

ECO-STIM ENERGY SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$4,292,122	$1,492,871
Accounts receivable	—	2,385
Prepaids	959,611	6,000
Other assets	491,733	—
Total current assets	5,743,466	1,501,256
Equipment, net	3,532,659	21,874
Total assets	$9,276,125	$1,523,130

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$677,030	$176,705
Accrued expenses	1,223,600	215,737
Current portion of notes payable	187,315	—
Current portion of lease payable	428,050	—
Total current liabilities	2,515,995	392,442

Long term lease payable	2,721,114	—

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.001 and $0.0001 par value, 3,985,002 and 67,316 shares issued and outstanding at December 31, 2013 and 2012, respectively	3,985	673
Preferred stock, $0 par value, zero and 1,050,000 shares issued and outstanding at December 31, 2013 and 2012, respectively	—	3,496,500
Additional paid-in capital	10,007,490	55,561
Accumulated other comprehensive income	25,749	—
Accumulated deficit	(5,998,208)	(2,422,046)
Total stockholders’ equity	4,039,016	1,130,688
Total liabilities and stockholders’ equity	$9,276,125	$1,523,130

See accompanying notes to consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2013 AND 2012

	December 31,
	2013	2012
Revenue	$4,800	$10,660
Cost of sales	2,400	5,341
Gross profit	2,400	5,319
Selling, general, and administrative expenses	3,578,562	2,407,868
Loss before provision for income taxes	(3,576,162)	(2,402,549)
Provision for income taxes	—	—
Net loss	$(3,576,162)	$(2,402,549)
Basic and diluted Loss per share	$(2.03)	$(2.28)
Weighted average number of common shares outstanding-basic and diluted	$1,758,237	$1,054,213

See accompanying notes to consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2013 AND 2012

	December 31,
	2013	2012
Operating Activities
Net loss	$(3,576,162)		$(2,402,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,859		2,359
Stock based compensation	340,084		50,234
Changes in operating assets and liabilities:
Accounts receivable	2,385		(2,385)
Prepaids	(464,978)		(6,000)
Other assets	133,267		-
Accounts payable	500,325		253,969
Accrued expenses	(99,263)		215,737
Net cash used in operating activities	$(3,158,483)		$(1,888,635)
Investing Activities
Purchases of equipment	(2,346,462)		(24,233)
Net cash used in investing activities	$(2,346,462)		$(24,233)
Financing Activities
Proceeds from convertible debt	1,000,000		—
Proceeds from notes payable	66,523		—
Payments on notes payable	(13,074)		—
Net Proceeds from issuance of stock	4,702,265		3,405,739
Proceeds from sale and capital lease-back	2,522,733		—
Net cash provided by financing activities	$8,278,447		$3,405,739
Effect of exchange rate changes on cash and cash equivalents	25,749		—
Net increase in cash and cash equivalents	2,799,251		1,492,871
Cash and cash equivalents at beginning of year	1,492,871		—
Cash and cash equivalents at end of year	$4,292,122		$1,492,871
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$—		$—
Cash paid during the year for income taxes	$—		$—
Non-cash transactions		$
Debt converted to common stock	$1,063,056		$—
Equipment additions in accrued expenses	$1,170,182		$—
Conversion of preferred shares	$3,496,500		$—
Reverse merger par value	$606		$—
Prepaid balance withheld from sale lease-back	$977,267		$—
Debt issued for insurance	$133,866		$—
Intangible property purchased with common stock	$2,500		$—
Issuance of warrants	$350,836		$—
Preferred stock issued to settle accounts payable	$—		$90,761

See accompanying notes to consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2013 AND 2012

						Accumulated
			Series A		Additional	Other
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
January 1, 2012	67,316	$673	—	$—	$5,327	$—	$(19,497)	$(13,497)
Proceeds from issuance of preferred stock	—	—	1,050,000	3,496,500	—	—	—	3,496,500
Stock based compensation	—	—	—	—	50,234	—	—	50,234
Net loss	—	—	—	—	—	—	(2,402,549)	(2,402,549)
Balance at December 31, 2012	67,316	673	1,050,000	3,496,500	55,561	—	(2,422,046)	1,130,688
Net proceeds from issuance of common stock ($6 per share)	854,367	854	—	—	4,692,257	—	—	4,693,111
Conversion of preferred stock	1,050,000	1,050	(1,050,000)	(3,496,500)	3,495,450	—	—	—
Conversion of notes payable	319,236	319	—	—	1,062,737	—	—	1,063,056
Exercise of stock options	18,375	19	—	—	1,635	—	—	1,654
Reverse merger par value change	—	(606)	—	—	606	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	25,749	—	25,749
Merger with public shell company	157,987	158	—	—	(158)	—	—	—
Public shell subsidiary shares	517,721	518	—	—	(518)	—	—	—
Proceeds from issuance of common stock ($.01 per share)	750,000	750	—	—	6,750	—	—	7,500
Intellectual property acquisition	250,000	250	—	—	2,250	—	—	2,500
Issue of warrants	—	—	—	—	350,836	—	—	350,836
Stock based compensation	—	—	—	—	340,084	—	—	340,084
Net loss	—	—	—	—	—	—	(3,576,162)	(3,576,162)
Balance at December 31, 2013	3,985,002	$3,985	$—	$—	$10,007,490	$25,749	$(5,998,208)	$4,039,016

See accompanying notes to consolidated financial statements.

F-5

ECO-STIM ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2013 AND 2012

	December 31,
	2013	2012
Comprehensive Loss
Net loss	$(3,576,162)	$(2,402,549)
Other comprehensive income:
Foreign currency cumulative translation adjustment	25,749	—
Other comprehensive income	25,749	—
Comprehensive loss for the year	$(3,550,413)	$(2,402,549)

See accompanying notes to consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

A. Nature of Business

Incorporated on December 30, 2011, Frac Rock International, Inc., a British Virgin Island company (“FRIBVI”), was founded by Bjarte Bruheim, Jon Christopher Boswell, Carlos Fernandez and Craig Murrin. In the early stages of FRIBVI, FRIBVI and its founders worked to establish an oil and gas service company focused on unconventional shale, which was well positioned to bring existing technologies secured through strategic alliances and proprietary technologies to the international markets. This was further secured through an intellectual property acquisition.

On December 11, 2013, pursuant to an Agreement and Plan of Reorganization dated as of September 18, 2013 (the “Merger Agreement”), by and among Vision Global Solutions, Inc. (“Vision”), n/k/a Eco-Stim Energy Solutions, Inc. (“Eco-Stim,” “we” or “us”), FRI Merger Sub, Inc., a newly formed wholly owned Delaware subsidiary of Eco-Stim (“MergerCo”), and FracRock International, Inc., a privately held Delaware corporation (“FRI”), MergerCo merged with and into FRI, resulting in a change of control, with FRI surviving the merger as a wholly owned subsidiary of Eco-Stim (the “Merger”). On November 21, 2013, pursuant to the Merger Agreement, the Vision shareholders approved (1) the merger, (2) a reverse stock split of 480 to 1 for existing Vision shareholders, (3) an increase in the authorized preferred stock of Vision from 5,000,000 shares to 50,000,000 shares and (4) a name change to Eco-Stim Energy Solutions, Inc.

See Note C-Reverse Merger for additional information.

B. Summary of Significant Accounting Policies

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Accounting

The accounts are maintained and the consolidated financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. We consolidate entities when we have the power to direct the activities of a variable interest entity (“VIE”) that most significantly impact economic performance and (i) the obligation to absorb losses of an entity or (ii) the right to receive benefits from the entity. This determination involves the use of judgment. Significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

During 2013 and 2012 the Company’s revenue was generated from consulting services. Revenues from all services are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectability is reasonably assured. Revenues from consulting services performed on a day-rate or hourly basis are recognized as the service is performed.

Foreign Currency Translation

All assets and liabilities in the balance sheet of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end exchange rates. All revenues and expenses in the statement of operations, of these foreign subsidiaries, are translated at average exchange rates for the year. Translation gains and losses are not included in determining net loss but are shown in accumulated other comprehensive income of the consolidated balance sheets. Foreign currency transaction gains and losses are included in determining net loss. For the year ended December 31, 2013 the Company recognized a gain of $25,749 due to foreign currency translations. During the year ended December 31, 2012 the Company did not have any translation gains or losses.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2013 and 2012, the Company had no such investments. The Company maintains deposits in several financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits.

Accounts Receivable

Accounts receivable are stated at amounts management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. There was no reserve for doubtful accounts as of December 31, 2013 and 2012.

Equipment

Equipment is stated at historical cost less depreciation. Historical cost includes expenditures that are directly attributable to the acquisition of the items.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets for financial reporting purposes. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are reflected in the accompanying consolidated statement of operations of the respective period.

The estimated useful lives of equipment are as follows:

Machinery and equipment	7 years
Furniture, fixtures, and office equipment	5 years

Leases

The Company leases certain equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes. Any lease that does not meet the criteria for a capital lease is accounted for as an operating lease. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the related assets. Assets under capital leases are amortized using the straight-line method over the initial lease term. Amortization of assets under capital leases is included in depreciation expense.

Accounts Payable

Accounts payable are obligations to pay for goods or services that have been acquired in the ordinary course of business from suppliers. Accounts payable are classified as current liabilities if payment is due within one year or less (or in the normal operating cycle of the business if longer). If not, they are presented as non-current liabilities.

Debt Discounts

Discounts incurred in connection with the issuance of long-term debt are deferred and charged to interest expense over the term of the related debt.

Stock-Based Compensation

The Company accounts for its stock options under the fair value recognition provisions of ASC Topic 718. The Company currently uses the straight-line amortization method for recognizing stock option and restricted stock compensation costs. The measurement and recognition of compensation expense for all share-based payment awards made to our employees, directors or outside service providers are based on the estimated fair value of the awards on the grant dates. The grant date fair value is estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost is recognized over the period during which an employee, director or outside service provider is required to provide service in exchange for the award, i.e., “the requisite service period” (which is usually the vesting period). The Company also estimates the number of instruments that will ultimately be earned, rather than accounting for forfeitures as they occur

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets with their associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying value exceeds the fair value. If estimated future cash flows are not achieved with respect to long-lived assets, additional write-downs may be required.

Concentration

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit quality financial institutions.

Fair Value of Financial Instruments

The estimated fair value of accounts receivable, prepaids, accounts payable, and accrued expenses approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of notes payable and leases payable also approximate fair value as they bear market rates of interest. None of these items are held for trading purposes.

Income Taxes

Deferred income taxes are determined using the asset and liability method in accordance with ASC Topic 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income taxes are measured using enacted tax rates expected to apply to taxable income in years in which such temporary differences are expected to be recovered or settled. The effect on deferred income taxes of a change in tax rates is recognized in the consolidated statement of operations of the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

The Company is subject to U.S. federal income taxes along with state income taxes in Texas. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying Consolidated Balance Sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

C. Reverse Merger

In connection with the Merger disclosed in Note A-Nature of Business, we amended and restated our articles of incorporation and changed our name to “Eco-Stim Energy Solutions, Inc.” and commenced trading under the symbol “ESES” on the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”). As a result of the Merger, we were no longer considered a “shell company” and our business and operations are those of FRI. Effective December 13, 2013, the Company changed its fiscal year end from March 31 to December 31. This change was made in order for the fiscal year end to correspond with the fiscal year end of FRI.

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of FRI’s common stock, par value $0.0001 per share, was converted into one (1) share of Eco-Stim’s common stock and each outstanding option to purchase shares of FRI common stock became an option to purchase the same number of shares of Eco-Stim’s common stock on the same terms. The shares of Eco-Stim’s common stock issued to FRI’s shareholders in connection with the Merger represents approximately 96.05% of Eco-Stim’s voting stock issued and outstanding immediately after the effectiveness of the Merger.

The transaction was accounted for as a reverse merger and recapitalization of FRI whereby FRI is considered the acquirer for accounting purposes. All historical financial information contained in this Form 10-K is that of FRI.

Upon the closing of the Merger, Todd Waltz, our former chief executive officer, president and secretary, and sole director, resigned and simultaneously with the Merger a new board of directors and new officers were appointed. Following the Merger, our executive officers and directors are as follows:

Name	Positions
Bjarte Bruheim	Executive Chairman
Jon Christopher Boswell	Director, President and Chief Executive Officer
Jogeir Romestrand	Director
Carlos A. Fernandez	Director
Thomas Hardisty	Director
Bobby Chapman	Chief Operating Officer
Alexander Nickolatos	Chief Financial Officer

As a result of the Merger, we were no longer considered a “shell company” and our business and operations are now those of FRI.

D. Equipment

Equipment consisted of the following:

	As of December 31,
	2013	2012
Pressure pumping and coiled tubing equipment	$3,500,000	$—
Furniture, fixtures, and office equipment	40,876	24,233
Less accumulated depreciation	(8,217)	(2,359)
Equipment, net	$3,532,659	$21,874

Depreciation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

In the fourth quarter of 2013, the Company invested $3.5 million purchasing and upgrading equipment and entered into a sale-leaseback transaction for that same equipment. See Note J-Related Party for further information.

E. Convertible Note Payable

On February 15, 2013, the Company entered into a convertible note payable agreement for $1 million. The convertible note payable was made up of $10,000 increments, of which 100 increments were issued to existing stockholders of the Company and other third parties. The convertible note accrued 10% annual interest and had a contingent 15% beneficial conversion upon the next equity financing of at least $10 million.

In connection with the Merger, the convertible note of $1.0 million principal and accrued interest of approximately $63,000 was converted to 319,236 shares of common stock.

F. Stockholders’ Equity (Deficit)

Common Stock

In October 2013 and November 2013, FRI sold 854,367 shares of its common stock in a private placement to 35 accredited investors resulting in gross proceeds of $5,126,202. The offering was exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(2) and Regulation D of that act. Wunderlich Securities, Inc. and Colorado Financial Service Corporation, each a broker-dealer and member of FINRA, served as placement agents. FRI paid Wunderlich Securities, Inc. a cash commission of $133,543 and an expense allowance in connection with due diligence and related activities of $8,186. FRI paid Colorado Financial Service Corporation a cash commission of $187,000 and an expense allowance of $11,688. FRI paid William K. Nasser, an advisor to an investor who purchased shares in the private placement, a cash advisory/due diligence fee of $49,800. FRI additionally paid legal costs associated with this offering of $42,874. These shares of common stock were exchanged for shares of Eco-Stim’s common stock in the Merger. See Note C-Reverse Merger for more information. The proceeds were used for working capital and the acquisition of equipment as further described in Note J-Related Party Transactions. At December 31, 2013 and 2012 the Company had authorized 200,000,000 and 100,000,000 shares of common stock respectively.

Preferred Stock

At December 31, 2012, the Company had 1,050,000 shares of preferred stock outstanding. As result of the Merger, the outstanding preferred stock was converted to 1,050,000 shares of common stock at a Conversion Price of approximately $3.33 per share for a total value of approximately $3.5 million. See Note C-Reverse Merger for additional information.

At December 31, 2013 the Company had authorized 50,000,000 shares of preferred stock, of which there were 0 shares of preferred stock outstanding. At December 31, 2012, the Company had authorized 1,050,000 shares of Series A Preferred Stock and 48,950,000 shares of Series B Preferred Stock. At December 31, 2012, there were 1,050,000 and 0 shares of Series A and B Preferred Stock outstanding respectively.

Warrants

In the fourth quarter of 2013, the Company executed a sale-leaseback transaction with a related party that included an inducement payment of 100,000 common stock warrants. The exercise price per share of the common stock under the agreement is $7. The agreement expires five years after the date of issuance. The warrants can be exercised on a one for one basis starting July 1, 2014. See Note I-Related Parties for additional information.

G. Employee Benefit Plan

The Company adopted a defined contribution 401(k) profit-sharing plan effective January 1, 2012, covering all Company employees. The plan provides for employee contributions, employer matching contributions, and a discretionary profit sharing contribution. All employer contributions vest over a five-year period. The Company’s matching contributions for the years ended December 31, 2013 and 2012, were approximately $48,976 and $30,094, respectively. No discretionary profit sharing contributions were made during 2012 and 2013.

H. Stock-Based Compensation

As of December 31, 2013, the Company has a single stock incentive plan approved by its stockholders, the 2013 Stock Incentive Plan (the “Plan”), for the granting of stock-based incentive awards, including incentive stock options, non-qualified stock options, and restricted stock to employees, consultants, and members of the Company’s Board of Directors. The Plan was originally adopted in 2012, and a maximum of 2,164,500 shares were reserved for issuance under the Plan. As a result of the Merger, the Company modified the maximum number of shares authorized to be issued under the Plan to 1,000,000 shares. As of December 31, 2013, 431,828 shares were available for grant under the Plan.

Stock Options

Options granted vest over a period of two years, subject to the optionee’s continued employment or service, and an option granted under the Plan may have an expiration date not longer than ten years following the date of grant. The Plan specifies that the per share exercise price of an incentive stock option may not be less than 110% of the fair market value of the Company’s common stock on the date of grant, and the per share exercise price of a non-qualified stock option may not be less than the fair market value of the Company’s common stock on the date of grant. The Company’s general practice has been to grant options with a per share exercise price equal to the fair market value of the Company’s common stock on the date of grant.

Stock option transactions in the Plan are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2012	—	$—
Granted	161,429	2.65	10.00
Forfeited	—	—
Exercised	—	—
Balance at December 31, 2012	161,429	$2.65	9.54
Granted	430,000	6.00	9.84
Forfeited	(15,753)	2.78	10
Exercised	(18,375)	0.09
Balance at December 31, 2013	557,301	$5.32	9.29
Exercisable at December 31, 2013	9,193	$2.77	8.61

As of December 31, 2013, the range of exercise prices for outstanding options was $0.09 – $6.00.

The fair value of options issued for the year ended December 31, 2013 and 2012, were estimated to be $1.7 million and $0.3 million respectively, at the date of grant using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	75%
Expected lives	5.75 years
Expected dividend yield	—
Risk free rates	2.35%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determined the initial expected life based on a simplified method in accordance with ASC Topic 718, giving consideration to the contractual terms, vesting schedules, and pre-vesting and post-vesting forfeitures.

During the years ended December 31, 2013 and 2012, the Company recorded $340,084 and $50,234 of stock-based compensation, respectively, which is included in general and administrative expense in the accompanying consolidated statement of operations. Total unamortized stock-based compensation expense at December 31, 2013, was $1,538,835 and will be fully expensed through 2015.

I. Variable Interest Entities

In 2012, Tango Rock, S.A. (“Tango”) was formed for the purpose of conducting business activities for the Company in Argentina. The Company does not own an interest in Tango. Due to the Company’s ability to direct the activities of Tango that most significantly impact economic performance and (i) the obligation to absorb losses of an entity or (ii) the right to receive benefits from the entity, we have determined it to be a variable interest entity of which we are the primary beneficiary. Furthermore, the Company has an agreement with the shareholders of Tango to purchase the entity for a nominal amount. As a result, we have consolidated Tango in our financial statements.

In the fourth quarter of 2013, Tango entered into a capital lease for equipment in which the Company is a primary beneficiary. See “Part II – Item 8 – Financial Statements and Supplementary Data – Eco-Stim Energy Solutions, Inc. and Subsidiaries Consolidated Financial Statements – Note J. Related Party Transaction” for additional information.

J. Related Party Transactions

The Company sub-leased office space for $6,000 per month from a company, which is owned by the Chairman of the Board and an employee of the Company. The sub-lease agreement commenced in March of 2012 on a month-to-month basis. The Company paid the related party approximately $81,000 and $60,000 in 2013 and 2012, respectively. On November 18, 2013, the month-to-month lease agreement was assigned from Geo-Texture to the Company.

On August 29, 2013, the Company acquired certain intellectual property from a geophysical business specializing in predicting “sweet spots” as well as drilling and well stimulation hazards within unconventional formations in the United States owned by the Chairman and another employee of the Company. The acquisition was done in exchange for 250,000 shares of common stock, which was the amount determined by the fair value of the intellectual property at the time of sale.

In the fourth quarter of 2013, the Company purchased and upgraded equipment, from non-related third parties, investing approximately $3.5 million. In December 2013, the Company sold the equipment to a third party leasing company controlled by two of its directors. Simultaneously, the equipment package was leased back to a VIE of the Company as a capital lease for a 60-month period with payments beginning in February 2014. The Company agreed to prepay one year of payments in the amount of approximately $1.0 million and maintain a balance of no less than six months of prepayments until the final six months of the lease. These prepayments were made prior to December 31, 2013. Further rent payments are approximately $81,000 per month and commenced on February 1, 2014

The minimum present value of the lease payments is $3.5 million with terms of sixty months and implied interest of 14%. The next five years of lease payments are:

Capital Lease Payments
2014	$977,267
2015	977,267
2016	977,267
2017	977,267
2018	977,267
Total future payments	4,886,335
Less debt discount due to warrants	(350,838)
Less amount representing interest	(1,386,333)
3,149,164
Less current portion of capital lease obligations	(428,050)
Capital lease obligations, excluding current installments	$2,721,114

As required in the sale lease back transaction, the Company prepaid 12 months of principal and interest payments of approximately $1.0 million in 2013, which are included in prepaid assets as of December 31, 2013. These pre-payments will be used against the future required payments disclosed in the above schedule.

In connection with the sale lease back transaction, the Company issued 100,000 common stock warrants to the third party leasing company. The warrants were issued as an inducement payment and can be exercised on a one for one basis for common stock starting July 1, 2014. The exercise price is $7.00 with an expiration date of five years after the initial exercise date of July 1, 2014.

The estimated fair value of the warrants at issuance was approximately $0.4 million and was calculated using the Black Scholes method with the following weighted average assumptions being used:

Volatility	75%
Expected lives years	5.75
Expected dividend yield	—
Risk free rates	1.75%

K. Income Taxes

The effective tax rate (as a percentage of income before taxes) is reconciled to the U.S. federal statutory rate as follows as of December 31, 2013 and 2012, respectively:

	For the year ended December 31,
	2013	2012
Income tax expense (benefit) at the applicable federal rate (34%)	$(1,217)	$(823)
Permanent differences	95	—
Return to provision	4	—
Change in valuation allowance	332	823
BVI NOL elimination	787	—
Foreign rate differential	(1)	—
Income tax expense (benefit)	$—	$—

The Company has established a valuation allowance to fully reserve the net deferred tax asset due to the uncertainty of the timing and amounts of future taxable income. At December 31, 2013, the Company had net operating loss carry forwards for federal income tax purposes of $3,221,254 which will begin to expire, if unused, in 2031 and net operating loss carry forwards for foreign income tax purposes of $188,402 which will begin to expire, if unused, in 2017. For U.S. income tax purposes, the Company is unable to utilize the prior year net operating loss generated by FRIBVI.

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liabilities. Significant components of the deferred tax asset and liability as of December 31, 2013 and 2012 respectively are:

	As of December 31,
	2013	2012
Deferred assets
Stock-based compensation	$26	$—
Accrued vacation	22	—
Net operating loss carryforwards	1,161	823
Total deferred tax assets	1,209	823
Deferred liabilities
Prepaids	(48)	—
Equipment	(6)	—
Total deferred tax liabilities	(54)	—
Net deferred tax asset	1,155	823
Valuation allowance	(1,155)	(823)
Total net deferred tax assets	$—	$—

The Company records accrued interest and penalties related to unrecognized tax benefits in general and administrative expense. No amounts of interest expense and penalties have been accrued or recognized related to unrecognized tax benefits since inception. We are currently subject to a three-year statute of limitations by major tax jurisdictions.

L. Subsequent Events

On January 8, 2014, the Company entered into an equipment purchase order with Stewart & Stevenson Manufacturing Technologies LLC (“S&S”). Under the terms of the purchase order, the Company agreed to purchase and S&S agreed to sell, certain pressure pumping equipment for a total purchase price of up to $8,093,870, of which a deposit was paid as a down payment at signing. The total purchase price included an option for certain additional equipment to be included in the equipment package. The equipment package is expected to be delivered during the second quarter of 2014 and will be used to fulfill our obligations under the LOI announced on December 19, 2013 to provide well stimulation and completion services in the Neuquén province of Argentina.

On January 9, 2014, the Company signed a letter of intent with an independent third party lender to provide a minimum of $4 million in financing towards an equipment package currently being procured for our growing operations in Argentina. The equipment will serve as collateral under the three-year loan agreement. During the period while the loan is outstanding, the Company will be required to make quarterly interest payments with the principal due at the end of the three year period unless mutually extended for up to two additional years. The equipment being procured consists primarily of pressure pumping and related equipment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective December 13, 2013, Eco-Stim dismissed its independent registered public accounting firm, Armanino LLP. Concurrent to such dismissal, Eco-Stim engaged Whitley Penn LLP as its new independent registered public accounting firm. On December 13, 2013, Eco-Stim’s Board voted unanimously to dismiss Armanino LLP and to engage Whitley Penn LLP.

Armanino LLP’s reports regarding the Company’s financial statements for the fiscal years ended March 31, 2013 and March 31, 2012 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles.

During Eco-Stim’s two most recent fiscal years and the subsequent interim period preceding such dismissal, there were no disagreements with Armanino LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Armanino LLP, would have caused Armanino LLP to make reference thereto in connection with its reports on the financial statements of Eco-Stim.

During Eco-Stim’s two most recent fiscal years and the subsequent interim period, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, consisting of controls and other procedures designed to give reasonable assurance that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding such required disclosure. Based on their evaluation as of the end of the period covered by this Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), were ineffective as of December 31, 2013, due to material weaknesses described below in management’s assessment of the Company’s internal control over financial reporting.

To address the material weaknesses, we performed additional analyses and other post-closing procedures designed to provide reasonable assurance that our consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). As a result of these procedures, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in stockholders’ equity and cash flows for the periods presented, in conformity with U.S. GAAP.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance GAAP, and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	provide reasonable assurance regarding prevention or timely detection of an unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Limitations inherent in all controls

Our management, including our Chief Executive Officer and Chief Financial Officer, recognizes that the disclosure controls and procedures (discussed above) and internal controls over financial reporting may not prevent or detect misstatements or fraud. Any controls system, no matter how well designed and operated, can only provide reasonable, and not absolute, assurance of achieving the desired control objectives. Because of such limitations there is a risk that material misstatements or instances of fraud will not be prevented or detected on a timely basis by the financial reporting process. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Material Weaknesses

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in its internal controls over financial reporting:

●	Lack of sufficient qualified personnel to design, implement, and maintain an effective control environment as it relates to financial reporting. We did not design an effective control environment with the sufficient complement of personnel with the appropriate level of accounting knowledge, experience, and training in U.S. GAAP to assess the completeness and accuracy of certain accounting and reporting matters. This principally affected our accounting over accrued liabilities, share-based compensation, and the evaluation of recoverability of long-lived assets. This material weakness also contributed to the material weaknesses described below.

●	Lack of segregation of duties as it relates to the preparation, review, and recording of journal entries. The Company’s complement of accounting personnel does not adequately allow for the proper supervisory review of journal entries.

●	Period-end financial reporting process. We did not maintain effective controls over the period-end financial reporting process, including controls with respect to the preparation, review, supervision, and monitoring of accounting operations and financial reporting. More specifically, we did not prepare timely accounting reconciliations in certain instances nor did we have adequate financial reporting personnel to prepare timely and accurate financial statements, including related disclosures.

The material weaknesses described above could result in misstatements that would result in a material misstatement of the consolidated financial statements in a future annual or interim period that would not be prevented or detected.

Remediation Plans

We have initiated several steps and plan to continue to evaluate and implement measures designed to improve our internal control over financial reporting and disclosure controls and procedures in order to remediate the material weaknesses, noted specifically above.

While our evaluation of the appropriate remediation plans are still in process, efforts to date have included recruiting experienced accounting personnel to fill vacant positions in the organization resulting from turnover of personnel in the finance and accounting department. As an interim measure, the Company is utilizing third party consultants to assist in the preparation of financial information.

31

Changes in Internal Control over Financial Reporting

Except for the material weaknesses and related remediation plans discussed above, there were no changes made in our internal control over financial reporting (as defined in Rule 13a-15 (f) under the Exchange Act) during the year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE DIRECTORS AND EXECUTIVE OFFICERS

At the closing of the Merger with FRI, Todd Waltz, our former chief executive officer and sole director, resigned his positions with our Company and FRI’s directors were appointed to our Board to serve until our next annual meeting of shareholders or until their earlier resignation, removal or death. In addition, FRI’s executive officers were appointed our executive officers, each to serve at the pleasure of the Board. Biographical information regarding our executive officers and directors as of February 28, 2014 is as follows:

Name	Age	Positions
Bjarte Bruheim	58	Executive Chairman
Jon Christopher Boswell	52	Director, President and Chief Executive Officer
Jogeir Romestrand	52	Director
Carlos A. Fernandez	56	Director
Thomas Hardisty	52	Director
Christopher Krummel	45	Director
Bobby Chapman	56	Chief Operating Officer
Alexander Nickolatos	36	Chief Financial Officer

Mr. Bruheim has over 30 years of international management experience and is also a serial entrepreneur. He has spent the majority of his career introducing technologies that reduce risk and improve efficiencies in the oil and gas business. Such companies include oilfield services companies such as Petroleum Geo-Services ASA (“PGS”) which he co-founded in 1991, Electromagnetic Geoservices ASA (“EMGS”) where he was an early venture investor and Executive Chairman starting in 2004, Geo-Texture, which he co-founded in 2005 and ODIM ASA (“ODIM”) which he worked to turn around and later sell. PGS and EMGS remain public companies and are leaders in their industry while ODIM was sold to Rolls Royce for approximately $900 million and the intellectual property of Geo-Texture was sold to Eco-Stim. In addition to the oilfield service companies, Mr. Bruheim was a co-founder in Spinnaker Exploration Company using PGS technology, an early venture investor in Spring Energy using EMGS technology and co-founder of a small E&P company operating in the Eagle Ford field in Texas using Geo-Texture. Spinnaker was later sold to Statoil for approximately $2.5 billion, Spring Energy was sold to Tullow Oil for approximately $600 million and the small E&P company in the Eagle Ford play was sold to Chesapeake for an un-disclosed amount. Mr. Bruheim is currently the Chairman of the Board for EMGS and has been involved at the board level in value creation for many energy and energy service related companies. He started his career as an executive with Schlumberger after graduating with a master’s degree in Physics from the Norwegian University of Science & Technology in Trondheim, Norway.

Mr. Boswell, has served as President and Chief Executive Officer of FRI since December 2011. He has also served as a director during the same time period. Prior to FRI, from 2009 to 2011, Mr. Boswell served as Chief Financial Officer for NEOS GeoSolutions, a silicon valley backed oilfield technology company (“NEOS”). Prior to NEOS, from 2003 to 2009, he served as Chief Financial Officer for Particle Drilling Technologies, an oilfield services and technology company (“Particle”). Subsequent to Mr. Boswell’s departure from Particle in January 2009 as a result of disagreements with the chief executive officer regarding the strategic direction of the company, the remaining management of Particle elected to restructure the company and Particle filed for bankruptcy protection on May 30, 2009. Particle secured funding and emerged successfully from bankruptcy on August 28, 2009. Prior to Particle, he served as Senior Vice President and Chief Financial Officer of PGS from December 1995 until October 2002. PGS grew from a small enterprise in 1994 when Mr. Boswell joined the company to a $1 billion annual revenue enterprise with a peak enterprise value of $6 billion. In all, during his tenure as Chief Financial Officer at PGS, Mr. Boswell directed financings for over $3 billion of capital expenditures to facilitate PGS’ growth. Additionally during 1995, Mr. Boswell and other senior executives at PGS developed the concept to create a unique oil and gas company using a non-exclusive license in PGS’ seismic data library as seed capital. This company became Spinnaker Exploration Company, which was then sold to Statoil for approximately $2.5 billion. Mr. Boswell began his career at Arthur Andersen & Co. and later served in management positions with PricewaterhouseCoopers in Houston, Texas. Mr. Boswell is a 1985 graduate of the University of Texas at Austin.

Mr. Romestrand is the owner and director of the Norwegian private investment firm Rome AS. This company was founded in 1995. Mr. Romestrand has over 20 years of experience within marine technology and previously worked in various management capacities within the ODIM ASA Group (ODIM), most recently as chief executive officer and president of ODIM. Mr. Romestrand was part of a management buy-out in 2002, when he restructured the company from being a manufacturing-focused company to a technology-focused company. Mr. Romestrand took ODIM public on the Oslo Stock Exchange (OSE) in 2005. ODIM was the fastest growing company on the OSE in 2007 and 2008 and the company was sold to Rolls Royce in 2009 for approximately $400 million. Mr. Romestrand served as an independent member of the board of directors of Polarcus Ltd (Polarcus) in Dubai from September 12, 2009 until April 26, 2012 and he also served as a member of Polarcus’ audit committee. Polarcus is currently listed on the OSE. Mr. Romestrand was also a founding partner (together with Bjarte Bruheim) in 2007 of Neptune Offshore, which is a ship owning company. Mr. Romestrand was a board member from 2009 until 2013 and became the chairman in July of 2013. Mr. Romestrand has been a board member of North Energy ASA, a Norwegian offshore E&P Company listed on the OSE since February of 2014.

Mr. Fernandez, has 30 years of experience in the oil and gas industry and over 27 years of experience in various executive management and sales positions with a proven track record of delivering results and increasing revenues, profit and market share in multi-million dollar international organizations. From January 2010 to present, he has been working as General Manager – Latin America for NEOS GeoSolutions and has developed excellent relationships with the local energy ministries in Brazil, Ecuador, Colombia and Argentina and has strong relationships with most local energy companies. From 2006 to 2009, he served as Senior Vice President Business Development for 3DGeo, and from 1996 to 2006, he served as General Manager – Latin America for Paradigm Geophysical. From 1990 to 1995, Mr. Fernandez served as President of Petroleum Information Argentina. From 1979 through 1990, he held various leadership positions with seismic technology and seismic computing companies such as Silicon Graphics.

Mr. Hardisty has served as the Vice President, Land and Business Development at Davis Petroleum Corp. and Davis Offshore, LP since September, 2009. He is a seasoned energy executive with over 29 years of experience in the exploration and production industry. Prior to his tenure at Davis from January 2009 to September 2009, Mr. Hardisty was Vice President, Land and Business Development for Kerogen Resources, Inc. From 2003 until January 2009, Mr. Hardisty served as Senior Vice President, Corporate Development of Particle Drilling Technologies, Inc. where he also served as corporate Secretary and as a founding Director. Mr. Hardisty resigned from Particle in January 2009 at a time when the company deemphasized business development and transitioned from commercial field trials to an extended period necessary to focus on redesigning key equipment and other technology development. After his departure, the remaining management of Particle elected to restructure the company and filed for bankruptcy protection on May 30, 2009; and, thereafter secured new funding and emerged successfully from bankruptcy on August 28, 2009. Prior to that position, he served in land management, business development and executive positions with Shoreline Partners, Benz Energy, and PetroCorp Inc. and as a land consultant. Mr. Hardisty is an active member of the American Association of Professional Landmen (AAPL), Houston Association of Professional Landmen (“HAPL"), the Houston Producers Forum as well as other industry organizations. At HAPL, Mr. Hardisty has served separate 2-year terms as a director and has served as chairman of HAPL’s education workshop, membership and ethics committees. Mr. Hardisty obtained a BBA/Petroleum Land Management degree from the University of Texas at Austin in 1984.

Mr. Krummel currently serves as Vice President of Finance for Cameron International Corporation (“Cameron”), where he is responsible for matters related to the divestiture of Cameron’s reciprocating and centrifugal compression businesses. Previously he served as Cameron’s Vice President, Controller and Chief Accounting Officer where he was responsible for all accounting functions, including consolidated financial reporting and SEC filings. He joined Cameron in October 2007 and was named to his current position in March 2014. Previously, he was with Enventure Global Technology, a private equity backed startup, serving most recently as Chief Financial Officer. Prior to Enventure, he held financial leadership roles with PGS and PricewaterhouseCoopers. He holds an undergraduate degree in accounting from Creighton University and an MBA from The Wharton School of the University of Pennsylvania.

Mr. Chapman started his career with Halliburton where he was involved in drilling and completions operations, sales, engineering, and management in offshore Gulf of Mexico and broad US land operations as well as assignments internationally offshore West Africa. His experience includes high pressure / high temperature well cementing, stimulation engineering (matrix acidizing and fracturing) as well as completion design including complex, extended reach, deep water well completion designs. He was author of several SPE technical papers on the use of high perm fracturing techniques and processes. In 1998, Mr. Chapman joined Weatherford International where he spent seven years working in management positions involving all types of artificial lift and general business planning. He was responsible for the organic startup of Weatherford’s well-stimulation business. Later after leaving Weatherford, he started Liberty Pressure Pumping, a startup business focused on well stimulation of unconventional resources. He was involved in all phases of the business including strategic planning, financial planning, equipment design, sales, engineering and management. Liberty’s niche was supplying well-stimulation operations to the Barnett Shale but later expanding to other unconventional plays in the US. In 2007, Liberty was sold to Trican Well Service for in excess of $200 million. Mr. Chapman was retained by Trican to serve as president of the United States region. During this time Trican grew to add several operating regions and also expanded product line offerings to include cementing services and coil-tubing services. Mr. Chapman is a 1979 graduate of Louisiana State University with a B.S. degree in Petroleum Engineering.

Mr. Nickolatos was previously the Director of Financial Planning and Analysis at Neos Geo-Solutions (“Neos”). During his time at Neos, he also served as Controller and Treasurer, and oversaw oil and gas accounting and finance operations in over seven countries, including Argentina. In conjunction with this role, he helped to raise and manage over $500 million from private investors, including Bill Gates, Kleiner Perkins, and Goldman Sachs. He was instrumental in implementing the company’s subsidiary exploration activities in Argentina, eventually forming an assignment of two concessions to ExxonMobil. Prior to joining Neos, he worked for Arthur Andersen and PricewaterhouseCoopers. Mr. Nickolatos is a Certified Public Accountant, and holds a BBA degree, summa cum laude, from Walla Walla University.

There are no family relationships between any of the executive officers and directors.

On August 29, 2013, FRI entered into an agreement to acquire certain intellectual property from Geo-Texture, a geophysical business specializing in predicting “sweet spots” as well as drilling and well stimulation hazards within unconventional formations in the United States. The term “sweet spots” refers to areas within a geological formation that tend to produce hydrocarbons at a better rate or for a longer duration than other areas within the same geological formation. The technology possessed by Geo-Texture is believed to have very broad applications and many economic benefits to exploration and production companies working in the international markets. Mr. Bruheim, our Chairman, is a majority shareholder of Geo-Texture.

We sub-leased office space for $6,000 per month from Geo-Texture, which is owned by Mr. Bruheim, Chairman of our Board, and an employee of FRI. The sub-lease agreement commenced in March of 2012 on a month-to-month basis. We paid the related party approximately $81,000 and $60,000 during the year ended December 31, 2013 and 2012, respectively. On November 18, 2013, the month-to-month lease agreement was assigned from Geo-Texture to the Company.

Compensation of Directors

We historically have not had a compensation package for members of our Board for their service as directors. At the time of this Form 10-K, we do not anticipate establishing a compensation package for our directors.

In October 2013, each of Mr. Fernandez, Mr. Hardisty and Mr. Romestrand was granted 10,000 options to purchase shares of FRI’s common stock at a price of $6.00 per share, vesting in four equal semi-annual installments over two years. In connection with the Merger, options to purchase shares of FRI’s common stock were exchanged for options to purchase the same number of shares of our common stock. As a result, Mr. Fernandez, Mr. Hardisty and Mr. Romestrand each hold 10,000 options to purchase shares of our common stock at a price of $6.00 per share. Mr. Fernandez is paid $10,000 monthly for consulting services rendered to the Company and was paid $120,000 during the year ended December 31, 2013. Other than the aforementioned options, our other directors currently do not receive any compensation specifically for their services as a director; however the Company does reimburse these directors for any travel or other business expenses related to their service as a director.

Director Qualifications, Board Leadership Structure and Risk Management

Prior to the closing of the Merger, we were a “shell company” as that term is defined in the Securities Act. Following that transaction, our business and operations are now those of FRI. Messrs. Bruheim, Boswell, Hardisty, Fernandez and Romestrand, the members of our Board, were appointed to our Board in December 2013 following the Merger. Given their respective roles in the founding and/or operations of FRI, we believe they each remain a good fit for our current needs. Mr. Bruheim has significant operational experience in the oilfield services industry and brings both a practical understanding of the industry as well as hands-on experience at building companies in this sector. He currently serves on several other boards operating in our industry and brings experience with young growing companies to our Board which should add significant value. Mr. Boswell also has a track record as an executive officer in this industry and has been part of starting and building multiple companies within the oilfield service sector. He also brings a strong financial background to our Board. Mr. Romestrand has operated as an executive and as a successful chief executive officer in the high-tech oilfield equipment sector for many years and has successfully built multiple companies while generating very strong returns for his investors. He also brings an international viewpoint to our Board. Mr. Hardisty has experience as a Board member and corporate Secretary of an oilfield service company and with industry associations; as well as having served as executive officer for several oil and gas E&P companies, the most recent having considerable activities in shale/unconventional developments located in the US and Canada. He brings a relevant experience from the customer’s perspective to our Board. Mr. Fernandez has significant experience at starting and growing oilfield service companies with a particular emphasis on the Latin American market and specifically in Argentina. His experience at navigating cross border business agreements and relationships is of particular value to our Board. Mr. Fernandez has significant experience at starting and growing oilfield service companies with a particular emphasis on the Latin American market and specifically in Argentina. His experience at navigating cross border business agreements and relationships is of particular value to our Board.

Corporate Governance

We do not have a policy regarding the consideration of any director candidates who may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board established a process for identifying and evaluating director nominees, nor do we have a policy regarding director diversity. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our Board. We have just exited “shell” status following the Merger. We do not know if any of our shareholders will make a recommendation for any candidate to serve on our Board given the relatively small size of our Company. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees. In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

In January 2014, the Board established an Audit Committee and appointed Christopher A. Krummel as head of the committee, along with a Compensation Committee and a Nominating Committee.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions. The Code of Ethics is attached hereto as an exhibit to this filing.

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board include “independent” directors, nor are we required to establish or maintain an audit committee or other committee of our Board.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes, with respect to each of our named executive officers, information relating to all compensation earned for services rendered in all capacities in the last two completed fiscal years.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (5)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jon Christopher Boswell –	2013	200,000	—	—	491,907	—	—	—	691,907
Chief Executive Officer (1)	2012	158,333	—	—	65,300	—	—	—	223,633

Todd Waltz –
Chief Executive Officer (2)	2013	—	—	—	—	—	—	—	—
	2012	—	—	—	—	—	—	—	—

Bobby Chapman –	2013	25,000	—	—	393,526	—	—	—	418,526
Chief Operating Officer (3)	2012	—	—	—	—	—	—	—	—

Alexander Nickolatos –	2013	179,167	—	—	98,381	—	—	—	277,548
Chief Financial Officer (4)	2012	75,000	25,000	—	11,778	—	—	—	111,778

(1)	Mr. Boswell was appointed our Chief Executive Officer on December 11, 2013 upon closing of the Merger. A portion of the compensation reported for Mr. Boswell for 2013 reflects compensation earned as Chief Executive Officer of FRIBVI and FRI for the period prior to December 11, 2013. Mr. Boswell served as Chief Executive Officer of FRIBVI from its inception, on December 30, 2011, until FRIBVI merged with and into FRI, on October 4, 2013, upon which Mr. Boswell continued to serve as its Chief Executive Officer. The compensation reported for Mr. Boswell for 2012 reflects his compensation earned as Chief Executive Officer of FRIBVI for the year ended December 31, 2012.

(2)	Mr. Waltz served as our Chief Executive Officer until December 11, 2013 when he resigned upon closing of the Merger. Mr. Waltz did not earn any compensation in 2012 or 2013 for his services to us.

(3)	Mr. Chapman was employed by FRIBVI in November 2013 and was appointed our Chief Operating Officer on December 11, 2013 upon closing of the Merger. A portion of the compensation reported for Mr. Chapman for 2013 reflects compensation earned as an employee of FRIBVI for the period prior to December 11, 2013.

(4)	Mr. Nickolatos was appointed our Chief Financial Officer on December 11, 2013 upon closing of the Merger. A portion of the compensation reported for Mr. Nickolatos for 2013 reflects compensation earned as Controller of FRIBVI for the period prior to December 11, 2013. The compensation reported for Mr. Nickolatos for 2012 reflects his compensation as Controller of FRIBVI for the year ended December 31, 2012. Mr. Nickolatos served as Controller of FRIBVI from July 1, 2012 until FRIBVI merged with and into FRI, on October 4, 2013, upon which Mr. Nickolatos continued to serve as Controller.

(5)	The amount in this column reflects the fair value of all option awards calculated in accordance with FASB ASC Topic 718. See “Part II – Item 8 – Financial Statements and Supplementary Data – Eco-Stim Energy Solutions, Inc. and Subsidiaries Consolidated Financial Statements – Note H. Stock-Based Compensation” for additional information regarding the assumptions used to calculate the fair value of the option awards. The option awards granted to Messrs. Boswell, Chapman and Nickolatos in 2012 and 2013 were granted by FRIBVI or FRI for services performed for FRIBVI or FRI and, immediately prior to the Merger, such awards constituted options to purchase shares of FRI’s common stock. In connection with the Merger, options to purchase shares of FRI’s common stock were exchanged for options to purchase the same number of shares of our common stock, with an appropriate adjustment to the exercise price to reflect the merger exchange ratio. As a result, the amounts shown in this column reflect options to purchase shares of our common stock.

Narrative Disclosure to Summary Compensation Table

Employment Agreements. We have entered into employment agreements with each of our named executive officers. The following summary details the terms of the employment agreements:

Jon Christopher Boswell. Mr. Boswell’s employment agreement provides for a term of employment through ending on November 24, 2015, with a renewal provision that automatically extends the term of Mr. Boswell’s employment for an additional year unless either party provides written notice of election not to renew. We currently pay Mr. Boswell a base salary of $200,000 per year. Mr. Boswell is also eligible to receive a $500.00 monthly car allowance and a discretionary bonus to be determined by the Board, within its sole discretion, up to a maximum of 100% of his base salary. The employment agreement also contains severance provisions, which are discussed below under “Additional Narrative Disclosure—Potential Payments Upon Termination or a Change in Control”. The employment agreement provides that during the term of the agreement and for twelve (12) months or six (6) months, respectively, after the termination of Mr. Boswell’s employment (for whatever reason), Mr. Boswell will not compete with us or solicit our customers or our employees. The employment agreement also provides for the non-disclosure of any confidential information relating to us by Mr. Boswell.

Bobby Chapman. Mr. Chapman’s employment agreement provides for a term of employment through November 3, 2015, with a renewal provision that automatically extends the term of Mr. Chapman’s employment for an additional year unless either party provides written notice of election not to renew. We currently pay Mr. Chapman a base salary of $200,000 per year. Mr. Chapman is also eligible to receive a $500.00 monthly car allowance and a discretionary bonus to be determined by the Board, within its sole discretion, up to a maximum of 50% of his base salary. The employment agreement also contains severance provisions, which are discussed below under “Additional Narrative Disclosure—Potential Payments Upon Termination or a Change in Control”. The employment agreement provides that during the term of the agreement and for twelve (12) months or six (6) months, respectively, after the termination of Mr. Chapman’s employment (for whatever reason), Mr. Chapman will not compete with us or solicit our customers or our employees. The employment agreement also provides for the non-disclosure of any confidential information relating to us by Mr. Chapman.

Alexander Nickolatos. Mr. Nickolatos’ employment agreement provides for a term of employment through June 30, 2014, with a renewal provision that automatically extends the term of Mr. Nickolatos’ employment for an additional year unless either party provides written notice of election not to renew. We currently pay Mr. Nickolatos a base salary of $200,000 per year. Mr. Nickolatos is also eligible to receive a discretionary bonus to be determined by the Board, within its sole discretion. The employment agreement also contains severance provisions, which are discussed below under “Additional Narrative Disclosure –Potential Payments Upon Termination or a Change in Control”. The employment agreement also provides that during the term of the agreement and for six (6) months after the termination of Mr. Nickolatos’ employment (for whatever reason), Mr. Nickolatos will not compete with us or solicit our customers or our employees. The employment agreement also provides for the non-disclosure of our confidential information by Mr. Nickolatos.

Outstanding Equity Awards at Fiscal Year End

The following table presents, for each named executive officer, information regarding outstanding stock options and stock awards held as of December 31, 2013. All share numbers and exercise prices have been adjusted to give effect to the Merger.

OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jon Christopher Boswell	15,024	(1)	15,024		—	3.33	28-Aug-22
			125,000	(3)		6.00	24-Oct-23
Todd Waltz	—		—		—	—	—
Bobby Chapman	—		100,000	(4)	—	6.00	24-Oct-23
Alexander Nickolatos	1,020	(2)	3,062		—	0.33	1-Jul-22
	2,041	(2)	2,041		—	3.33	28-Aug-22
	—		25,000	(3)	—	6.00	24-Oct-23

(1)	In connection with the Merger, all options to purchase shares of FRI’s common stock were exchanged for options to purchase the same number of shares of our common stock, with an appropriate adjustment to the exercise price to reflect the merger exchange ratio. As a result, the options reported in the table above were originally granted by FRIBVI or FRI but, as of December 31, 2013, reflect options to purchase shares of our common stock.

(2)	Exercisable in four equal semi-annual installments on July 31, 2012, January 31, 2013, July 31, 2013 and January 31, 2014.

(3)	Exercisable in four equal semi-annual installments on January 1, 2013, July 1, 2013, January 1, 2014 and July 1, 2014.

(4)	Exercisable in four equal semi-annual installments on April 24, 2014, October 24, 2014, April 24, 2015 and October 24, 2015.

(5)	Exercisable in four equal semi-annual installments on May 6, 2014, November 6, 2014, May 6, 2015 and November 6, 2015.

Additional Narrative Disclosure

Retirement Benefits

As of December 31, 2013, we maintain a tax-qualified Section 401(k) retirement savings plan. This plan provides for employee contributions, employer matching contributions (up to 5% of salary), and a discretionary profit sharing contribution. Our named executive officers are eligible to participate in our tax-qualified Section 401(k) retirement savings plan on the same basis as other employees who satisfy the plan’s eligibility requirements, including requirements relating to age and length of service. No discretionary profit sharing contributions were made during 2012 and 2013. Under this plan, participants may elect to make pre-tax contributions not to exceed the applicable statutory income tax limitation, which was $17,500 for 2013. All employer contributions vest over a five-year period.

Potential Payments Upon Termination or a Change in Control

The employment agreements with Messrs. Boswell, Chapman and Nickolatos contain severance provisions.

Mr. Boswell. If we terminate Mr. Boswell’s employment without “cause” (as such term is defined in his employment agreement), or if Mr. Boswell terminates his employment with us for “good reason” (as such term is defined in his employment agreement), then Mr. Boswell is entitled to (a) his base salary accrued to the date of his termination and any unreimbursed business expenses, (b) an amount equal to the greater of the compensation required for the remaining term of this employment agreement or two years of base salary, and (c) full vesting of all unvested restricted stock or stock options outstanding. Payment of items (b) and (c) is contingent upon the execution of a release by Mr. Boswell on a form provided by us.

If Mr. Boswell’s employment with us is terminated due to his becoming disabled, Mr. Boswell is entitled to (a) his base salary accrued to the date of his termination, any unreimbursed business expenses and unpaid bonus from the prior year, and (b) full vesting of all unvested restricted stock outstanding. If Mr. Boswell’s employment is terminated as a result of his death, we are required to pay his estate his base salary and accrued through the date of his death, and any unpaid bonus from the prior year and reimburse his estate for any unreimbursed business expenses. Mr. Boswell’s estate will also become fully vested in all unvested restricted stock outstanding.

If Mr. Boswell’s employment with us is terminated for “cause,” or if Mr. Boswell terminates his employment with us voluntarily, Mr. Boswell is entitled to his base salary accrued to the date of his termination and any unreimbursed business expenses. If we or Mr. Boswell elect to not renew the Employment Agreement at the end of its term, then Mr. Boswell is entitled to (a) his base salary accrued to the date of his termination and any unreimbursed business expenses, (b) an amount equal to the greater of the compensation required for the remaining term of this employment agreement or two year of base salary, and (c) full vesting of all unvested restricted stock or stock options outstanding.

Mr. Chapman. If we terminate Mr. Chapman’s employment without “cause” (as such term is defined in his employment agreement), or if Mr. Chapman terminates his employment with us for “good reason” (as such term is defined in his employment agreement), then Mr. Chapman is entitled to (a) his base salary accrued to the date of his termination and any unreimbursed business expenses, (b) an amount equal to the greater of the compensation required for the remaining term of this employment agreement or one year of base salary, and (c) full vesting of all unvested restricted stock or stock options outstanding. Payment of items (b) and (c) is contingent upon the execution of a release by Mr. Chapman on a form provided by us.

If Mr. Chapman’s employment with us is terminated due to his becoming disabled, Mr. Chapman is entitled to (a) his base salary accrued to the date of his termination, any unreimbursed business expenses and unpaid bonus from the prior year, and (b) full vesting of all unvested restricted stock outstanding. If Mr. Chapman’s employment is terminated as a result of his death, we are required to pay his estate his base salary accrued through the date of his death, and any unpaid bonus from the prior year and reimburse his estate for any unreimbursed business expenses. Mr. Chapman’s estate will also become fully vested in all unvested restricted stock outstanding.

If Mr. Chapman’s employment with us is terminated for “cause,” or if Mr. Chapman terminates his employment with us voluntarily, Mr. Chapman is entitled to his base salary accrued to the date of his termination and any unreimbursed business expenses. If we or Mr. Chapman elect to not renew the Employment Agreement at the end of its term, then Mr. Chapman is entitled to (a) his base salary accrued to the date of his termination and any unreimbursed business expenses, (b) an amount equal to the greater of the compensation required for the remaining term of this employment agreement or one year of base salary, and (c) full vesting of all unvested restricted stock or stock options outstanding.

Mr. Nickolatos. If we terminate Mr. Nickolatos’ employment without “cause” (as such term is defined in his employment agreement), or if Mr. Nickolatos terminates his employment with us for “good reason” (as such term is defined in his employment agreement), then Mr. Nickolatos is entitled to (a) his base salary accrued to the date of his termination and any unreimbursed business expenses, (b) an amount equal to the greater of the compensation required for the remaining term of this employment agreement or one year of base salary, and (c) full vesting of all unvested restricted stock or stock options outstanding. Payment of items (b) and (c) is contingent upon the execution of a release by Mr. Nickolatos on a form provided by us.

If Mr. Nickolatos’ employment with us is terminated due to his becoming disabled, Mr. Nickolatos is entitled to (a) his base salary accrued to the date of his termination, any unreimbursed business expenses and unpaid bonus, and (b) full vesting of all unvested restricted stock outstanding. If Mr. Nickolatos’ employment is terminated as a result of his death, we are required to pay his estate his base salary accrued through the date of his death and reimburse his estate for any unreimbursed business expenses and unpaid bonus. Mr. Nickolatos’ estate will also become fully vested in all unvested restricted stock outstanding.

If Mr. Nickolatos’ employment with us is terminated for “cause,” or if Mr. Nickolatos terminates his employment with us voluntarily, Mr. Nickolatos is entitled to his base salary accrued to the date of his termination and any unreimbursed business expenses. If we or Mr. Nickolatos elect to not renew the Employment Agreement at the end of its term, then Mr. Nickolatos is entitled to (a) his base salary accrued to the date of his termination and any unreimbursed business expenses, (b) an amount equal to the greater of the compensation required for the remaining term of this employment agreement or one year of base salary, and (c) full vesting of all unvested restricted stock or stock options outstanding.

Director Compensation

We historically have not had a compensation package for non-employee members of our Board for their service as directors. At the time of this Form 10-K, we do not anticipate establishing a compensation package for our non-employee directors.

In October 2013, Mr. Fernandez, Mr. Hardisty and Mr. Romestrand were each granted 10,000 options to purchase shares of FRI’s common stock at a price of $6.00 per share, vesting in four equal semi-annual installments over two years. In connection with the Merger, options to purchase shares of FRI’s common stock were exchanged for options to purchase the same number of shares of our common stock. Other than these options, our non-employee directors currently do not receive any compensation specifically for their services as a director; however FRI does reimburse these directors for any travel or other business expenses related to their service as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bjarte Bruheim	—	—	295,144	—	—	—	295,144
Jogeir Romestrand	—	—	39,353	—	—	—	39,353
Carlos A. Fernandez	—	—	39,353	—	—	120,000 (2)	159,353
Thomas Hardisty	—	—	39,353	—	—	—	39,353

(1)	The amount in this disclosure reflects the fair value of all option awards calculated in accordance with FASB ASC Topic 718. The option awards granted to Messrs. Bruheim, Romestrand, Fernandez and Hardisty in 2013 were granted by FRI for services performed as directors. In connection with the Merger, options to purchase shares of FRI’s common stock were exchanged for options to purchase the same number of shares of our common stock, with an appropriate adjustment to the exercise price to reflect the merger exchange ratio. As a result, the amounts shown in this column reflect options to purchase shares of our common stock.

(2)	Mr. Fernandez is entitled to $10,000 per month for consulting services rendered to us other than as a director and the amount shown in this column reflects the amount earned by Mr. Fernandez for the year ended December 31, 2013 in this capacity. A portion of the compensation reported for Mr. Fernandez reflects compensation earned as a consultant to FRI for the period prior to December 11, 2013.

Narrative Disclosure to Director Compensation Table

Consulting Arrangement with Mr. Fernandez

Mr. Fernandez’s consulting agreement provides for a term commencing on September 1, 2012 and continuing until terminated by either party with written notice. Pursuant to the consulting agreement, Mr. Fernandez will provide services to us as an independent consultant with respect to our sales, marketing and business development in Latin America. Mr. Fernandez is paid $10,000 a month for his services. The consulting agreement also provides for the non-disclosure of any confidential information relating to us by Mr. Fernandez.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Please see “Part II – Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Form 10-K.

At December 31, 2013, we had 3,985,002 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2013 by:

●	each person known by us to be the beneficial owner of more than 5% of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	our named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of 2930 W. Sam Houston Pkwy N., Suite 275, Houston, TX 77043. The percentages in the table are computed using a denominator of 4,081,790 shares of common stock outstanding, consisting of 3,985,002 shares of outstanding common stock plus 96,788 shares of common stock issuable upon the exercise of all outstanding options, warrants, rights or conversion privileges which are exercisable within 60 days of December 31, 2013. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name and Address of Beneficial Owner (1)	Number of Shares		Percentage of Class
Bjarte Bruheim	542,378	(4)	13.29%
Executive Chairman
Trek Partners III (2)	342,857		8.40%
Jon Christopher Boswell	279,674	(5)	6.85%
Director, President and Chief Executive Officer
Carlos Fernandez	126,732	(6)	3.10%
Director
Rome AS, Co (3)	120,495		2.95%
Alexander Nickolatos	56,824	(7)	1.39%
Chief Financial Officer
Bobby Chapman	25,000		*
Chief Operating Officer
Thomas Hardisty	22,514	(8)	*
Director
Total	1,516,474		37.15%
All officers and directors as a group	1,173,617		28.75%

*	indicates less than 1%.

(1)	Unless otherwise specified the address of each stockholder is 2930 West Sam Houston Parkway North, Suite 275, Houston, Texas 77043.

(2)	The address of Trek Partners III is 7500 San Felipe, Suite 1600 Houston, TX 77063.

(3)	Mr. Jogeir Romestrand, director of Eco-Stim, is the owner and director of Rome AS, Co.

(4)	Includes 16,739 shares of common stock issuable upon exercise of options that are vested or will vest within 60 days of December 31, 2013.

(5)	Includes 22,536 shares of common stock issuable upon exercise of options that are vested or will vest within 60 days of December 31, 2013.

(6)	Includes 16,739 shares of common stock issuable upon exercise of options that are vested or will vest within 60 days of December 31, 2013.

(7)	Includes 6,824 shares of common stock issuable upon exercise of options that are vested or will vest within 60 days of December 31, 2013.

(8)	Includes 1,130 shares of common stock issuable upon exercise of options that are vested or will vest within 60 days of December 31, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The following is a description of transactions since January 1, 2013 to which we have been a party, in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year end for the last two years, and in which any of our executive officers, directors or holders of more than 5% of our common stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than compensation arrangements, which are described in the section above titled “Executive Compensation”.

We sub-lease office space for $6,000 per month from a company, which is owned by the Chairman of the Board and an employee of FRI. The sub-lease agreement commenced in March of 2012 on a month-to-month basis. We paid the related party approximately $81,000 during the fiscal year ended December 31, 2013. On November 18, 2013, the month-to-month lease agreement was assigned from Geo-Texture to the Company.

On August 29, 2013, New Energy Ventures, Inc. (“NEV”) (n/k/a FracRock International, Inc.) entered into an asset purchase agreement to acquire certain intellectual property from Geo-Texture, a geophysical business specializing in predicting “sweet spots” as well as drilling and well stimulation hazards within unconventional formations in the United States (the “Geo-Texture Acquisition”). Mr. Bruheim, our Chairman, is a majority shareholder of Geo-Texture. At that time FRI was controlled by third parties unrelated to either Mr. Bruheim, FRIBVI or Geo-Texture. In exchange for the sale of certain intangible assets, Geo-Texture received 250,000 shares of NEV common stock (166,667 of which were attributable to Mr. Bruheim) valued at $0.01 per share ($2,500). At the time of this transaction, NEV was a company with no assets or operational history; and FRIBVI was negotiating with NEV a contingent and definitive agreement to govern the possible merger of FRIBVI with and into NEV, subject to certain conditions and events. The closing of the contemplated merger between NEV and FRIBVI was in no way guaranteed due to the nature of the conditions precedent, the fact that definitive documentation was still being negotiated and given that the merger was subject to approval by the shareholders and the board of directors for both companies.

Also in August 2013, and prior to the Geo-Texture Acquisition, NEV sold shares of its common stock to investors, including Mr. Bruheim, for $0.01 per share. Given that Geo-Texture sold its intangible assets to NEV in exchange for 250,000 shares of common stock of NEV with no guarantee that the merger in question would close, the purchase price was accounted for at the then-current price of NEV’s common stock, or $0.01 per share. As such, the value of the intangible assets acquired in the Geo-Texture Acquisition was determined by the Company to be $2,500 based on the circumstances described above.

In December 2013, the Company sold equipment to a third party leasing company controlled by two of its directors. Simultaneously, the equipment package was leased back to a VIE controlled by the Company, as a capital lease for a 60-month period with payments beginning in July 2014. The Company agreed to prepay six months in advance along with an initial deposit of six months of payments in the amount of approximately $1.0 million and maintain a balance of no less than six months of prepayments until the final six months of the lease. These prepayments were made prior to December 31, 2013. Further rent payments are approximately $81,000 per month and commenced on February 1, 2014

Director Independence

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board include “independent” directors, nor are we required to establish or maintain an audit committee or other committee of our Board. Accordingly, our Board has not made any determination as to whether the members of the Board satisfy any independence requirements applicable to board members under the rules of the SEC or any national securities exchange, inter-dealer quotation system or any other independence definition.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services performed by Whitley Penn LLP for the audit of our annual financial statements for the fiscal year ended December 31, 2013 and professional audit services performed by Whitley Penn LLP for the audit of FRI’s annual financial statements for the fiscal year ended December 31, 2012.

	2013	2012
Audit Fees (1)	$20,633	$6,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	12,500	20,840
All Other Fees (4)	—	—
Total Fees	$33,133	$26,840

(1)	Audit fees include professional services rendered for (i) the audit of our annual financial statements for the fiscal years ended December 31, 2013 and the audit of FRI’s annual financial statements for the fiscal year ended December 31, 2012, (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years and (iii) the reviews of the financial statements for the nine months ended September 30, 2013 included in our Current Report on Form 8-K filed on December 16, 2013.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees include professional services relating to preparation of the annual tax return.

(4)	Other fees include professional services for review of various filings and issuance of consents.

Pre-Approval Policies

It is the policy of our Board that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Board. Our Board pre-approved all services, audit and non-audit, provided to us by Whitley Penn LLP for 2012 and 2013.

part iv.

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements

Our Consolidated Financial Statements and accompanying footnotes are included under “Part II – Item 8 – Financial Statements and Supplementary Data – Eco-Stim Energy Solutions, Inc. and Subsidiaries Consolidated Financial Statements” of this Form 10-K.

(a)(2)	Financial Statement Schedules

All other schedules have been omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto or will be filed within the required timeframe.

(a)(3)	Exhibits

The following documents are included as exhibits to this Form 10-K:

Exhibits:

Exhibits

2.1	Agreement and Plan of Reorganization dated September 18, 2013 by and between Vision Global Solutions, Inc., FRI Merger Sub, Inc. and FracRock International, Inc. (incorporated by reference to our Schedule 14A filed on October 22, 2013)
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on November 26, 2013)
3.2	Bylaws (incorporated by reference to our Registration Statement on form 20-F filed on October 17, 2001 and our Current Report on Form 8-K filed on August 8, 2008)
3.3	Certificate of Merger by and between FRI Merger Sub, Inc. and FracRock International, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 16, 2013)
10.1	Employment Agreement dated November 25, 2013 by and between FracRock, Inc. and J. Christopher Boswell (incorporated by reference to our Current Report on Form 8-K filed on December 16, 2013)
10.2	Employment Agreement dated November 4, 2013 by and between FracRock, Inc. and Bobby Chapman (incorporated by reference to our Current Report on Form 8-K filed on December 16, 2013)
10.3	Employment Agreement dated July 1, 2012 by and between Frac Rock International, Inc., predecessor-by-merger to FracRock International, Inc., and Alexander Nickolatos (incorporated by reference to our Current Report on Form 8-K filed on December 16, 2013)
10.4	Purchase Order (English Translation) dated May 8, 2013 by and between Tango Rock S.A. and YPF S.A. (incorporated by reference to our Current Report on Form 8-K filed on January 16, 2014)
10.5	Equipment Sales Agreement dated October 21, 2013 by and between FracRock, Inc. and Weatherford U.S.L.P (incorporated by reference to our Current Report on Form 8-K filed on January 16, 2014)
10.6*	Form Stock Option Agreement under Stock Incentive Plan
10.7*	Form Restricted Stock Agreement under Stock Incentive Plan
10.8*	2013 Stock Incentive Plan assumed in connection with the Merger
10.9*	Equipment Sales Agreement dated December 30, 2013 by and between Viking Rock, AS and Impact Engineering, A.S.
10.10*	Coiled Tubing Asset Package Lease Agreement dated December 21, 2013 by and between Impact Engineering, A.S. and Tango Rock S.A.
10.11*†	Purchase Order dated January 8, 2014 by and between the Company and Stewart & Stevenson Manufacturing Technologies LLC
10.12*	Common Stock Purchase Warrant dated December 31, 2013 issued by the Company to Impact Engineering, A.S.
10.13*	Consulting Agreement dated September 1, 2012 by and between Frac Rock International, Inc., predecessor-by-merger to FracRock International, Inc., and Carlos A. Fernandez
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2004)
21.1*	Subsidiaries of the registrant
31.1*	Rule 13(a)-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13(a)-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

*	Filed herewith
†	Confidential treatment has been requested for portions of this exhibit. The omitted information has been filed separately with the SEC pursuant to our application for confidential treatment.

signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2014	ECO-STIM ENERGY SOLUTIONS, INC.

	By:	/s/ Jon Christopher Boswell
Jon Christopher Boswell
President and Chief Executive Officer

	By:	/s/ Alexander Nickolatos
Alexander Nickolatos
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Jon Christopher Boswell
Jon Christopher Boswell	Director, President and Chief Executive Officer	March 28, 2014

/s/ Alexander Nickolatos
Alexander Nickolatos	Chief Financial Officer	March 28, 2014

/s/ Bjarte Bruheim
Bjarte Bruheim	Executive Chairman	March 28, 2014

/s/ Bobby Chapman
Bobby Chapman	Chief Operating Officer	March 28, 2014

/s/ Jogeir Romestrand
Jogeir Romestrand	Director	March 28, 2014

/s/ Carlos A. Fernandez
Carlos A. Fernandez	Director	March 28, 2014

/s/ Thomas Hardisty
Thomas Hardisty	Director	March 28, 2014

/s/ Christopher Krummel
Christopher Krummel	Director	March 28, 2014

