Form 10-Q
period 2014-03-31
Eco-Stim Energy Solutions, Inc.
filed 2014-05-14
CIK 1135657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 001-36273

ECO-STIM ENERGY SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	31104	20-8203420
(State or other jurisdiction of	(Commission	(IRS Employer
incorporation or organization)	File Number)	Identification Number)

2930 W. Sam Houston Pkwy N., Suite 275, Houston, TX	77043
(Address of principal executive offices)	(Zip Code)

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

The registrant had 3,988,706 shares of common stock outstanding at May 13, 2014.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Forward-looking statements may include statements that relate to, among other things, our:

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

All statements, other than statements of historical fact included in this Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the anticipated future results or financial condition expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include but are not limited to:

●	the cyclical nature of the oil and natural gas industry;

●	the potential for our oil-company customers to backward-integrate by starting their own well service operations;

●	the potential for excess capacity in the oil and natural gas service industry;

●	dependence on the spending and drilling activity by the onshore oil and natural gas industry;

●	competition within the oil and natural gas service industry;

●	concentration of our customer base and fulfillment of existing customer contracts;

●	our ability to maintain pricing and obtain contracts;

●	deterioration of the credit markets;

●	our ability to raise additional capital to fund future capital expenditures;

●	increased vulnerability to adverse economic conditions due to indebtedness;

●	our limited operating history on which investors will evaluate our business and prospects;

●	our ability to obtain raw materials and specialized equipment;

●	technological developments or enhancements;

●	asset impairment and other charges;

●	foreign currency and interest rate risks;

●	our identifying, making and integrating acquisitions;

●	management control over stockholder voting;

●	loss of key executives;

●	the ability to employ skilled and qualified workers;

●	work stoppages and other labor matters;

●	hazards inherent to the oil and natural gas industry;

●	inadequacy of insurance coverage for certain losses or liabilities;

●	delays in obtaining required permits;

●	regulations affecting the oil and natural gas industry;

●	legislation and regulatory initiatives relating to hydraulic fracturing;

●	future legislative and regulatory developments;

●	effects of climate change;

●	changes in trucking regulations; and

●	costs and liabilities associated with environmental, health and safety laws, including any changes in the interpretation or enforcement thereof.

We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or over which we have no control. We caution you against putting undue reliance on forward-looking statements or projecting any future results based on such statements. When considering our forward-looking statements, you should keep in mind the cautionary statements in this Form 10-Q which provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those contained in any forward-looking statement.

All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section and any other cautionary statements that may accompany such forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Form 10-Q.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,539,403	$4,292,122
Accounts receivable	456,690	-
Prepaids	417,964	959,611
Other assets	56,606	3,100
Total current assets	3,470,663	5,254,833

Equipment, net	4,032,407	3,532,659
Other non-current assets	488,633	488,633
Total assets	$7,991,703	$9,276,125

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$821,719	$677,031
Accrued expenses	1,551,705	1,223,600
Current portion of notes payable	157,405	187,315
Current portion of lease payable	538,187	428,050
Total current liabilities	3,069,016	2,515,996

Long term lease payable	2,505,275	2,721,114

Stockholders’ equity
Common stock, $0.001 par value, 3,988,706 and 3,985,206 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	3,988	3,985
Additional paid-in capital	10,235,066	10,007,490
Accumulated other comprehensive income	-	25,749
Accumulated deficit	(7,821,642)	(5,998,209)
Total stockholders’ equity	2,417,412	4,039,015

Total liabilities and stockholders’ equity	$7,991,703	$9,276,125

See accompanying notes to the unaudited CONDENSED consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues	$483,345	$2,600

Operating cost and expenses:
Cost of sales	785,985	1,300
Selling, general, and administrative expenses	1,382,933	679,531
Depreciation and amortization expense	2,157	1,073
Total operating costs and expenses	2,171,075	681,904

Operating loss	(1,687,730)	(679,304)

Interest and Other expense (income):	135,702	-

Provision for income taxes	-	-

Net loss	$(1,823,433)	$(679,304)

Loss per share:	$(0.46)	$(0.61)
Basic and diluted

Weighted average number of common shares outstanding-basic and diluted	3,987,746	1,117,316

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Comprehensive Loss
Net loss	$(1,823,433)	$(679,304)
Other comprehensive loss:
Foreign currency cumulative translation adjustment	(25,749)	-
Other comprehensive loss	(25,749)	-
Comprehensive loss for the year	$(1,849,182)	$(679,304)

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Three Months Ended March 31, 2014
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance at December 31, 2013	3,985,206	$3,985	$10,007,490	$25,749	$(5,998,209)	$4,039,015

Excersise of stock options	3,500	3	312	-	-	315
Stock based compensation	-	-	227,264	-	-	227,264
Foreign currency cumulative translation adjustment	-	-	-	(25,749)	-	(25,749)
Net loss	-	-	-	-	(1,823,433)	(1,823,433)

Balance at March 31, 2014	3,988,706	$3,988	$10,235,066	$-	$(7,821,642)	$2,417,412

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net loss	$(1,823,433)	$(679,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,157	1,073
Amortization of debt discount	17,542	-
Stock based compensation	227,264	35,865
Foreign currency gain	(25,749)	-
Changes in operating assets and liabilities:
Accounts receivable	(456,690)	(5,290)
Prepaids	541,647	-
Other assets	(176,750)	-
Accounts payable	144,688	(53,081)
Accrued expenses	328,105	17,307
Net cash used in operating activities	$(1,221,219)	$(683,430)

Investing Activities
Purchases of equipment	(501,905)	(1,326)
Net cash used in investing activities	$(501,905)	$(1,326)

Financing Activities
Proceeds from notes payable	9,724	1,000,000
Payments on notes payable	(39,634)	-
Proceeds from exercise of stock options	315	-
Net cash provided (used in) financing activities	$(29,595)	$1,000,000

Net increase (decrease) in cash and cash equivalents	(1,752,719)	315,244
Cash and cash equivalents, beginning of period	4,292,122	1,492,871

Cash and cash equivalents, end of period	$2,539,403	$1,808,115

Non-cash transactions
Prepaids amortized to settle capital lease obligations	$123,244	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(Unaudited)

Note 1 – Organization

Nature of Business

Eco-Stim Energy Solutions, Inc., (the “Company,” “Eco-Stim,” “we” or “us”) is an oilfield services provider of well stimulation and intelligent completion services to the upstream oil and gas industry. Through its subsidiaries the Company performs well stimulation and coiled tubing services primarily in unconventional oil and natural gas reservoirs outside the United States. Through its subsidiaries the Company currently performs field management services for customers active in the Vaca Muerta shale play in Argentina. The Company is also evaluating opportunities to expand its operations into new areas, which may include Mexico, Colombia and other international markets.

Note 2 – Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2013 consolidated balance sheet was derived from audited financial statements, but does not include all the disclosures required by U.S. GAAP. However, we believe that the disclosures are adequate to make the information presented not misleading. In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013, a copy of which was filed with our Annual Report on Form 10-K for the year ended December 31, 2013.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are used in, but are not limited to, determining the following: allowance for doubtful accounts, recoverability of long-lived assets and intangibles, useful lives used in depreciation and amortization, income taxes and stock-based compensation. The accounting estimates used in the preparation of the condensed consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes.

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

Revenue Recognition

Amounts billed for sales and use taxes, value-added taxes, and certain excise and other specific transactional taxes imposed on revenue producing transactions are presented on a net basis and excluded from sales in the condensed consolidated statement of operations. We record a liability until remitted to the respective taxing authority. All revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collection is reasonably assured as follows:

Well Stimulation Revenue.

The Company expects to provide well stimulation services based on contractual arrangements, such as term contracts and pricing agreements, or on a spot market basis. Revenue will be recognized and customers will be invoiced upon the completion of each job, which can consist of one or more stimulation stages.

Under anticipated contract term arrangements, customers are typically obligated to pay on a monthly basis for a specified number of hours of service, whether or not those services are actually used. To the extent customers use more than the specified contracted minimums, the Company expects to be paid a pre-agreed amount for the provision of such additional services.

Under anticipated term pricing agreement arrangements, customers typically commit to targeted utilization levels at agreed-upon pricing, but without termination penalties or obligations to pay for services not used by the customer. In addition, the agreed-upon pricing is typically subject to periodic review.

Spot market basis arrangements will be based on an agreed-upon hourly spot market rate. The Company may also charge fees for setup and mobilization of equipment depending on the job, additional equipment used on the job, if any, and materials that are consumed during the well stimulation process. Generally, these fees and other charges vary depending on the equipment and personnel required for the job and market conditions in the region in which the services are performed.

The Company also plans to generate revenues from chemicals and proppants that are consumed while performing well stimulation services.

Coiled Tubing Revenue.

The Company expects to provide coiled tubing and other well stimulation services. Jobs for these services are typically short term in nature, lasting anywhere from a few hours to multiple days. Revenue will be recognized upon completion of each day’s work based upon a completed field ticket. The Company anticipates charging the customer for mobilization, services performed, personnel on the job, equipment used on the job, and miscellaneous consumables based on an hourly basis at agreed-upon spot market rates.

Field Management Revenue.

The Company enters into arrangements to provide field management services. Field management revenue relates primarily to geophysical predictions and production monitoring utilizing down-hole diagnostics tools. Revenue is recognized and customers are invoiced upon the completion of each job. The service invoices are for a set amount, which includes charges for the mobilization of the equipment to the location, the service performed, the personnel on the job, additional equipment used on the job, consumables used throughout the course of the service, and processing and interpretation of data acquired via down-hole diagnostic tools.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations and notes payable. The recorded values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values based on their short-term nature. The carrying value of capital lease obligations and accounts payable approximate their fair value, as the interest rates approximate market rates.

Functional and Presentation Currency

Items included in the financial statements of each of the Company’s entities are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). During the first quarter, the Company reviewed its policies related to functional currency and concluded that the functional currency for the Norwegian and Argentine subsidiaries is the US Dollar. The condensed consolidated financial statements are presented in US Dollars, which is the Company’s presentation currency.

Reclassifications

Certain prior period amounts have been reclassified in the current period in order to be consistent with the current period presentation.

Note 3 – Stock-Based Compensation

As of March 31, 2014, the Company has a single stock incentive plan approved by its stockholders, the 2013 Stock Incentive Plan (the “Plan”), for the granting of stock-based incentive awards, including incentive stock options, non-qualified stock options, and restricted stock to employees, consultants, and members of the Company’s Board of Directors. The Plan was originally adopted in 2012, and a maximum of 2,164,500 shares were reserved for issuance under the Plan. In connection with the merger in December, 2013, the Company modified the maximum number of shares authorized to be issued under the Plan to 1,000,000 shares. As of March 31, 2014, 413,076 shares were available for grant under the Plan.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determined the initial expected life based on a simplified method in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, giving consideration to the contractual terms, vesting schedules, and pre-vesting and post-vesting forfeitures.

During the three months ended March 31, 2014 and 2013, the Company recorded $227,264 and $35,864, respectively, of stock-based compensation, which is included in general and administrative expense in the accompanying condensed consolidated statement of operations. Total unamortized stock-based compensation expense at March 31, 2014, was $1,358,510 and will be fully expensed through 2016.

Note 4 – Related Party Transactions

In December of 2013, the Company sold equipment to a third party leasing company controlled by two of its directors. Please see “Part I – Item 1 – Financial Statements – Eco-Stim Energy Solutions, Inc. and Subsidiaries Condensed Consolidated Financial Statements – Note 5 – Commitments and Contigencies.”

Note 5 – Commitments and Contingencies

Capital Lease Obligations

In the fourth quarter of 2013, the Company purchased and upgraded equipment, from non-related third parties, investing approximately $3.5 million. In December 2013, the Company sold the equipment to a related party leasing company, Impact Engineering, AS. Simultaneously, the equipment package was leased back to Eco-Stim Energy Solutions Argentina SA (formerly known as Tango Rock SA), a subsidiary of the Company, as a capital lease for a 60-month period with payments beginning in February of 2014. The Company agreed to prepay one year of payments in the amount of approximately $1.0 million and maintain a balance of no less than six months of prepayments until the final six months of the lease. These prepayments were made prior to December 31, 2013. Further rent payments are approximately $81,000 per month and commenced on February 1, 2014. The final six months prepaid is shown as other non-current assets in the condensed consolidated balance sheets with a balance of $488,633.

The minimum present value of the lease payments is $3.4 million with terms of sixty months and implied interest of 14%. The next five years of lease payments are:

Capital Lease
Payments
2014	$732,950
2015	977,267
2016	977,267
2017	977,267
2018	977,267
Total Future Payments	4,642,016
Less debt discount due to warrants	(333,295)
Less amount representing interest	(1,265,259)
3,043,462
Less current portion of capital lease obligations	(538,187)
Capital lease obligations, excluding current installments	$2,505,275

Stewart & Stevenson

On January 8, 2014, the Company entered into an equipment purchase order with Stewart & Stevenson Manufacturing Technologies LLC (“S&S”). Under the terms of the purchase order, the Company agreed to purchase and S&S agreed to sell, certain pressure pumping equipment for a total purchase price of up to $8,093,870, of which a deposit was paid as a down payment at signing. The total purchase price included an option for certain additional equipment to be included in the equipment package. The equipment package is expected to be delivered during the second quarter of 2014.

Well Stimulation Contracts

As of March 31, 2014, the Company was not providing well stimulation services under any take-or-pay term contracts, however the company anticipates that as the company grows such contracts will become common. Under these types of contracts, the customer is typically obligated to pay on a monthly basis for a specified number of hours of service, whether or not those services are actually used. To the extent the customer uses more than the specified contract minimums, the Company would be paid for the provision of such additional services based on rates stipulated in the contract. The revenue related to these types of contracts would be recognized on the earlier of the passage of time under terms set forth in the contract or as the services are performed.

Litigation

The Company from time to time may be, involved in claims and litigation arising in the ordinary course of business. At this time, there are no pending or potential claims or litigation known to the Company.

Note 6 - Subsequent Events

On April 7, 2014, the Company signed a non-binding term sheet with a private equity firm (the “Investor”) in connection with a potential convertible debt facility. Under the proposed terms, the Investor would provide the Company with a $22 million convertible debt facility that would be available to the Company for two years after the closing date. In addition, the terms contemplate that the Company would grant a 30 day option to the Investor to purchase up to $8 million of the Company’s common stock in a private placement for $6 per share. The convertible debt facility would be secured by certain of the Company’s assets and would be available immediately upon closing. The outstanding debt would accrue interest at 14% per annum with interest payments due in arrears. Any amounts drawn under the facility would be due and payable in full four years from closing. Any outstanding balance under the convertible debt facility may be converted into the Company’s common stock at a price of $6 per share at the option of the Investor. The Company would maintain the ability to repay the debt facility or force conversion after one year. The convertible debt facility will maintain customary financial and other covenants.  The Company can provide no assurances at this time that the transactions contemplated by such term sheet will be consummated in accordance with the terms set forth in the term sheet, or at all.

On May 1, 2014, the Company, entered into an agreement with Fotech Oil & Gas Solutions, Inc. (“Fotech”) to purchase equipment and secure exclusive rights to market, sell, utilize and distribute such equipment in Argentina and Mexico (the “Exclusive Purchase Agreement”). Under the terms of the Exclusive Purchase Agreement, the Company agreed to purchase proprietary distributed acoustic recording systems, which record and process acoustic and temperature signals from oil and gas wells using fiber optic technology. The agreement calls for the purchase of $527,470 in equipment and provides an additional $500,000 payment for the exclusivity previously described. The equipment is expected to be delivered in the second quarter of 2014 and will be used to fulfill the Company’s obligations with customers requesting down-hole well diagnostics.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q, together with the audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013. Unless the context otherwise requires, “we,” “us,” the “Company,” “Eco-Stim” or like terms refers to Eco-Stim Energy Solutions, Inc. and its subsidiaries.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including those described in the section titled “Cautionary Note Regarding Forward-Looking Statements” of this Form 10-Q.

Overview

We are an international oilfield services provider of well stimulation and coiled tubing services to the upstream oil and gas industry, established for the purpose of assembling an experienced and competent management team capable of bringing the best practices from the North American shale plays to the international shale plays currently being developed around the globe. In addition, the Company has established a unique geophysical technology platform through acquired intellectual property and strategic alliances, which the founders believe provide it with a competitive advantage in the market.

Our management team has extensive industry experience providing completion services to exploration and production companies. We intend to focus on the most active shale and unconventional oil and natural gas plays outside the United States, initially in Argentina.

How We Obtain Our Equipment

As described previously in our Annual Report on Form 10-K for the year ended December 31, 2013, on January 8, 2014, we entered into an equipment purchase order with Stewart & Stevenson Manufacturing Technologies LLC (“S&S”). Under the terms of the Purchase Agreement, we agreed to purchase and S&S agreed to sell, certain pressure pumping equipment for a total purchase price of up to $8,093,870, of which a deposit was paid as a down payment at signing. The total purchase price reflects an option for certain additional equipment to be included in the equipment package. The equipment package is expected to be delivered during the second quarter of 2014 and will be used to fulfill our obligations under the letter of intent referenced in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

For the Three Months Ended March 31, 2014 and 2013

Revenue for the three months ended March 31, 2014 increased $480,745 to $483,345 from $2,600 for the three months ended March 31, 2013. This increase was primarily due to the Company completing its first field management projects in Argentina.

Cost of services increased $784,685 to $785,985 for the three months ended March 31, 2014 compared to $1,300 for the three months ended March 31, 2013. This increase was primarily due to costs associated with the Company’s first field management project in Argentina. Cost of services included some non-recurring start-up cost and initial mobilization charges that resulted in a negative margin for this initial field management project. As such, it is anticipated that future projects will result in positive margins.

Our selling, general and administrative expenses increased $703,402 to $1,382,933 for the three months ended March 31, 2014 compared to $679,531 for the three months ended March 31, 2013. This increase is a result of: additional legal costs of $123,490 related to the completion of the reverse merger and addressing various SEC and FINRA comments and questions; additional accounting costs of $62,992 related to the preparation of our Annual Report on Form 10-K for the year ended December 31, 2013; additional administrative costs of $193,933 associated with expanding our personnel to support our compliance with regulatory requirements and our commencement of operations in Argentina; additional travel costs of $131,587 related to additional costs associated with stock compensation charges of $191,400 due to options issued in the fourth quarter of 2013, increased business development activities in Mexico, as well as efforts to enhance the Companies investor relations through the attendance of various conferences.

Liquidity and Capital Resources

Our primary sources of liquidity to date have been proceeds from the various equity and debt offerings. The Company additionally completed a sales lease-back transaction during the fourth quarter of 2013, as described in our Annual Report on Form 10-K for the year ended December 31, 2013.

We continually monitor potential capital sources, including equity and debt financings, in order to meet our planned capital expenditures and liquidity requirements. We are currently exploring potential debt and equity financing transactions, including the potential private placement transaction previously disclosed on Form 8-K filed on January 27, 2014 and the potential debt and equity transaction previously announced in a press release dated April 7, 2014, see “Note 6 - Subsequent Events” in Item1. “Financial Statements” in this Form 10-Q.

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

Capital Requirements

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

Our ability to acquire equipment, such as that required to meet our obligations under the letter of intent referenced in our Annual Report on Form 10-K for the year ended December 31, 2013, would likely require us to obtain additional equity or debt financing, which may not be available to us on favorable terms or at all.

Sources and Uses of Cash

Net cash used in operating activities was $1,221,219 for the three months ended March 31, 2014 and $683,430 during the three months ended March 31, 2013. The increase was primarily due to our continuing business development efforts in Latin America, costs associated with revenue generated from field management services and costs associated with the reverse merger and the filing of our Annual Report on Form 10-K for the year ended December 31, 2013.

Net cash used in investing activities was $501,905 for the three months ended March 31, 2014 and $1,326 during the three months ended March 31, 2013. This increase related to down payments made on equipment.

Net cash used by financing activities was $29,595 for the three months ended March 31, 2014 and net cash provided by financing activities was $1,000,000 for the three months ended March 31, 2013. During the three months ended March 31, 2013, net cash provided of $1,000,000 related to convertible debt issued in the first quarter of 2013, which was converted into common stock in the third quarter of 2013, as described in our Annual Report on Form 10-K for the year ended December 31, 2013. During the three months ended March 31, 2014, net cash used related to repayments of insurance financing.

We had a net decrease in cash and cash equivalents of $1,752,719 for the three months ended March 31, 2014 as a result of losses incurred on our field management contract, costs incurred in connection with our reverse merger and the ensuing legal and accounting costs associated with the filing of our Annual Report on Form 10-K for the year ended December 31, 2013.

Industry Trends and Outlook

We face many challenges and risks in the industry in which we operate. Although many factors contributing to these risks are beyond our ability to control, we continuously monitor these risks and have taken steps to mitigate them to the extent practicable. In addition, while we believe that we are well positioned to capitalize on available growth opportunities, we may not be able to achieve our business objectives and, consequently, our results of operations may be adversely affected. Please read this section in conjunction with the factors described in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Part II – Item 1A – Risk Factors” for additional information about the known material risks that we face.

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

Recent Accounting Pronouncements

The recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

Off Balance Sheet Arrangements

All information related to off balance sheet arrangements was included in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Currently, management has concluded that the design of the controls to remediate the material weakness identified as of December 31, 2013 is appropriate as of March 31, 2014. However, full remediation of the previous material weakness cannot be determined as of March 31, 2014 as implementation and operating effectiveness of the redesigned controls cannot be evaluated and tested until the end of the fiscal year due to the annual nature of these controls.

Internal Control over Financial Reporting

In response to the material weakness in internal controls described above, we have initiated several steps and plan to continue to evaluate and implement measures designed to improve our internal control over financial reporting and disclosure. These steps include: (i) engaging a consultant in the first quarter, as an interim measure, to advise us on our financial and periodic reporting and our internal controls, internal procedures and controls and building our internal capacities and (ii) hiring a controller in the second quarter to manage the daily accounting and financial reporting of the company. Further, in January 2014, our board established an audit committee to provide oversight to the financial reporting and disclosure of the company. The Company is in the process of implementing standardized, written internal controls and procedures. These controls and procedures have not yet been fully developed or documented.

Changes in Internal Control over Financial Reporting

In January 2014, the Board established a three member Audit Committee and appointed Christopher A. Krummel as the Chairman. The other two members are Jogeir Romestrand and Carlos Fernandez. The first audit committee meeting was held on March 26, 2014 prior to the Company filing its Annual Report on Form 10-K for the year ended December 31, 2013.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to, and none of our property is the subject of, any pending legal proceedings. To our knowledge, no governmental authority is contemplating any such proceedings.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I – Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required to be filed or furnished by Item 601 of Regulation S-K are listed below.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on November 26, 2013).

3.2	Bylaws (incorporated by reference to our Registration Statement on form 20-F filed on October 17, 2001 and our Current Report on Form 8-K filed on August 8, 2008).

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2014	ECO-STIM ENERGY SOLUTIONS, INC.

	By:	/s/ Jon Christopher Boswell
Jon Christopher Boswell
President and Chief Executive Officer

	By:	/s/ Alexander Nickolatos
Alexander Nickolatos
Chief Financial Officer

