Form 10-Q
period 2014-06-30
Eco-Stim Energy Solutions, Inc.
filed 2014-08-12
CIK 1135657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

The registrant had 5,705,773 shares of common stock outstanding at August 11, 2014.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the anticipated future results or financial condition expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include but are not limited to:

●	the cyclical nature of the oil and natural gas industry;

●	the potential for our oil-company customers to backward-integrate by starting their own well service operations;

●	the potential for excess capacity in the oil and natural gas service industry;

●	dependence on the spending and drilling activity by the onshore oil and natural gas industry;

●	competition within the oil and natural gas service industry;

●	concentration of our customer base and fulfillment of existing customer contracts;

●	our ability to maintain pricing and obtain contracts;

●	deterioration of the credit markets;

●	our ability to raise additional capital to fund future capital expenditures;

●	increased vulnerability to adverse economic conditions due to indebtedness;

●	our limited operating history on which investors will evaluate our business and prospects;

●	our ability to obtain raw materials and specialized equipment;

●	technological developments or enhancements;

●	asset impairment and other charges;

●	our identifying, making and integrating acquisitions;

●	ACM Emerging Markets Master Fund I, L.P. (“ACM”) and management control over stockholder voting;

●	loss of key executives;

●	the ability to employ skilled and qualified workers;

●	work stoppages and other labor matters;

●	hazards inherent to the oil and natural gas industry;

●	inadequacy of insurance coverage for certain losses or liabilities;

●	delays in obtaining required permits;

●	ability to import equipment into Argentina on a timely basis;

●	regulations affecting the oil and natural gas industry;

●	legislation and regulatory initiatives relating to hydraulic fracturing;

●	future legislative and regulatory developments;

●	foreign currency exchange rate fluctuations;

●	effects of climate change;

●	volatility of economic conditions in Argentina;

●	risks of doing business in Argentina and the United States; and

●	costs and liabilities associated with environmental, health and safety laws, including any changes in the interpretation or enforcement thereof.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,239,149	$4,292,122
Accounts receivable	518,338	—
Inventory	241,770	—
Prepaids	149,725	959,611
Other assets	1,872,193	3,100
Total current assets	6,021,175	5,254,833

Property and equipment, net	11,803,765	3,532,659
Other non-current assets	1,034,763	488,633
Total assets	$18,859,703	$9,276,125

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,436,437	$677,031
Accrued expenses	1,810,154	1,223,600
Short term notes payable	119,064	187,315
Current portion of capital lease payable	557,244	428,050
Total current liabilities	3,922,899	2,515,996

Non-current liabilities:
Long term notes payable	11,863,885	—
Long-term capital lease payable	2,376,154	2,721,114
Total non-current liabilities	14,240,039	2,721,114

Stockholders’ equity
Common stock	3,988	3,985
Additional paid-in capital	10,525,367	10,007,490
Accumulated other comprehensive income	—	25,749
Accumulated deficit	(9,832,590)	(5,998,209)
Total stockholders’ equity	696,765	4,039,015

Total liabilities and stockholders’ equity	$18,859,703	$9,276,125

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$73,951	$2,200	$557,296	$4,800

Operating cost and expenses:
Cost of revenues	436,480	1,100	1,222,465	2,400
Selling, general, and administrative expenses	1,234,191	845,330	2,617,124	1,524,861
Depreciation and amortization expense	85,613	1,073	87,770	2,146
Total operating costs and expenses	1,756,284	847,503	3,927,359	1,529,407

Operating loss	(1,682,333)	(845,303)	(3,370,063)	(1,524,607)

Interest and other expense	328,616	38,590	464,318	38,590

Provision for income taxes	—	—	—	—

Net loss	$(2,010,949)	$(883,893)	$(3,834,381)	$(1,563,197)

Loss per share:
Basic and diluted	$(0.50)	$(0.79)	$(0.96)	$(1.40)

Weighted average number of common shares outstanding – basic and diluted	3,988,706	1,117,316	3,988,247	1,117,316

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(2,010,949)	$(883,893)	$(3,834,381)	$(1,563,197)
Other comprehensive loss:
Foreign currency cumulative translation adjustment	—	—	(25,749)	—
Other comprehensive loss	—	—	(25,749)	—
Comprehensive loss for the year	$(2,010,949)	$(883,893)	$(3,860,130)	$(1,563,197)

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2014

(Unaudited)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance at December 31, 2013	3,985,206	$3,985	$10,007,490	$25,749	$(5,998,209)	$4,039,015
Exercise of stock options	3,500	3	312	—	—	315
Option issued in conjunction with debt	—	—	32,611	—	—	32,611
Stock based compensation	—	—	484,954	—	—	484,954
Foreign currency cumulative translation adjustment	—	—	—	(25,749)	—	(25,749)
Net loss	—	—	—	—	(3,834,381)	(3,834,381)
Balance at June 30, 2014	3,988,706	$3,988	$10,525,367	$—	$(9,832,590)	$696,765

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net loss	$(3,834,381)	$(1,563,197)
Depreciation and amortization	87,770	2,146
Amortization of debt discount	67,695	—
Stock based compensation	484,954	70,731
Foreign currency gain	(27,902)	—
Changes in operating assets and liabilities:
Accounts receivable	(518,338)	(27,513)
Prepaids	809,886	(143,344
Other current assets	(1,658,865)	—
Inventory	(241,770)	—
Accounts payable	758,188	(14,776)
Accrued expenses	586,554	81,313
Net cash used in operating activities	$(3,486,208)	$(1,594,640)

Investing Activities
Purchases of equipment	(9,066,085)	(5,209)
Net cash used in investing activities	$(9,066,085)	$(5,209)

Financing Activities
Capitalized loan origination costs	(300,000)	—
Proceeds from convertible debt	11,863,885	1,000,000
Proceeds from notes payable	15,015	—
Payments on notes payable	(79,895)	—
Proceeds from exercise of stock options	315	—
Net cash provided by financing activities	$11,499,320	$1,000,000

Net decrease in cash and cash equivalents	(1,052,973)	(599,849)
Cash and cash equivalents, beginning of period	4,292,122	1,492,871
Cash and cash equivalents, end of period	$3,239,149	$893,022

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$3,462	$—
Cash paid during the year for income taxes	$—	$—

Non-cash transactions
Debt issuance cost	$(536,702)	—
Equipment purchase obligations	$790,542	—
Prepaids amortized to settle capital lease obligations	$(250,850)	—

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

Note 1 – Organization

Nature of Business

Eco-Stim Energy Solutions, Inc. (the “Company,” “Eco-Stim,” “we” or “us”) is an oilfield services provider of well stimulation and intelligent completion services to the upstream oil and gas industry. Through its subsidiaries the Company performs well stimulation and coiled tubing services primarily in oil and natural gas reservoirs outside the United States. Through its subsidiaries the Company currently performs field management services for customers active in oil and gas shale plays, with recent activity in the Vaca Muerta shale play in Argentina. The Company is continually evaluating opportunities to expand its operations into new areas, which may include Mexico, Colombia and other international markets. The Company may also consider acquiring assets or businesses in the United States with the goal of eventually relocating such assets to higher-margin or faster-growing international markets as opportunities arise.

Note 2 – Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2013 consolidated balance sheet was derived from audited financial statements, but does not include all the disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the Company’s opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013, a copy of which was filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company maintains deposits in several financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits.

Deferred Debt Costs

The Company capitalizes certain costs in connection with obtaining its financings, such as lender’s fees and related attorney fees. These costs are amortized to interest expense using the straight-line method.

Deferred debt costs were approximately $726,002 net of accumulated amortization of $15,447 for the six months ended June 30, 2014.

Revenue Recognition

Amounts billed for sales and use taxes, value-added taxes, and certain excise and other specific transactional taxes imposed on revenue producing transactions are presented on a net basis and excluded from sales in the condensed consolidated statement of operations. The Company records a liability until remitted to the respective taxing authority. All revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collection is reasonably assured as follows:

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, capital lease obligations and notes payable. The recorded values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair values based on their short-term nature. The carrying value of capital lease obligations and notes payable approximate their fair value, as the interest rates approximate market rates.

Functional and Presentation Currency

Items included in the financial statements of each of the Company’s entities are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company has reviewed its policies related to functional currency and has concluded that the functional currency for the Norwegian and Argentine subsidiaries is the US Dollar. The condensed consolidated financial statements are presented in US Dollars, which is the Company’s presentation currency.

Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing (i) net income (loss) available to common shareholders (numerator), by (ii) the weighted average number of common shares outstanding during the period (denominator). Diluted net income (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. At June 30, 2014 and 2013, there were 4,553,399 and 1,137,250 diluted weighted average shares, respectively, including underlying potentially dilutive convertible stock, warrants and stock options outstanding. For the three and six months ended June 30, 2014, 2,082,314 and 2,268,495 shares respectively were not included in dilutive weighted average shares because their effect is anti-dilutive due to the Company’s net loss.

Reclassifications

Certain prior period amounts have been reclassified in the current period in order to be consistent with the current period presentation.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2017.

Note 3 – Other Assets

As of June 30, 2014, total other assets of the Company are approximately $2,907,000, of which $1,872,000 and $1,035,000 are current and long-term, respectively. The Company has (1) made a deposit for the purchase of equipment for approximately $1,000,000, (2) incurred debt and equity issuance costs of approximately $1,000,000, (3) unamortized exclusivity costs for the use of technology with Fotech Oil & Gas Solutions, Inc. (Fotech), as further discussed in “Note 5 - Commitments and Contingencies” below, of approximately $417,000, and (4) prepaid deposits on a capital lease, as described in “Note 5 - Commitments and Contingencies”, of approximately $490,000.

Note 4 – Stock-Based Compensation

As of June 30, 2014, the Company has a single stock incentive plan approved by its stockholders, the 2013 Stock Incentive Plan (the “Plan”), for the granting of stock-based incentive awards, including incentive stock options, non-qualified stock options, and restricted stock to employees, consultants, and members of the Company’s board of directors (the “Board”). The Plan was originally adopted in 2012, and a maximum of 2,164,500 shares were reserved for issuance under the Plan. In connection with the merger in December, 2013, the Company modified the maximum number of shares authorized to be issued under the Plan to 1,000,000 shares. As of June 30, 2014, 381,828 shares were available for grant under the Plan.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determined the initial expected life based on a simplified method in accordance with the FASB Accounting Standards Codification Topic 718, giving consideration to the contractual terms, vesting schedules, and pre-vesting and post-vesting forfeitures.

During the six months ended June 30, 2014 and 2013, the Company recorded $484,954 and $70,731, respectively, of stock-based compensation, which is included in general and administrative expense in the accompanying condensed consolidated statement of operations. Total unamortized stock-based compensation expense at June 30, 2014, was $1,259,458 and will be fully expensed through 2016.

Note 5 – Commitments and Contingencies

Capital Lease Obligations

In the fourth quarter of 2013, the Company purchased and upgraded equipment, from non-related third parties, investing approximately $3.5 million. In December 2013, the Company sold the equipment to a related party leasing company, Impact Engineering, AS. Simultaneously, the equipment package was leased back to Eco-Stim Energy Solutions Argentina SA (formerly known as Tango Rock SA), a subsidiary of the Company, as a capital lease for a 60-month period with payments beginning in January of 2014. The Company agreed to prepay one year of payments in the amount of approximately $1.0 million and maintain a balance of no less than six months of prepayments until the final six months of the lease. These prepayments were made prior to December 31, 2013. Further rent payments are $81,439 per month and commenced on January 31, 2014. The final six months prepaid is shown as other non-current assets in the condensed consolidated balance sheets with a balance of $488,633.

The minimum present value of the lease payments is $3.2 million with a sixty-month term and implied interest of 14%. The next five years of lease payments are:

Capital Lease Payments
2014	$488,633
2015	977,267
2016	977,267
2017	977,267
2018	977,267
Total Future Payments	4,397,701
Less debt discount due to warrants	(315,753)
Less amount representing interest	(1,148,550)
2,933,398
Less current portion of capital lease obligations	(557,244)
Capital lease obligations, excluding current installments	$2,376,154

Contracts

On May 1, 2014, the Company entered into an agreement with Fotech to purchase equipment and secure exclusive rights to market, sell, utilize and distribute such equipment in Argentina and Mexico (the “Exclusive Purchase Agreement”). Under the Exclusive Purchase Agreement, the Company agreed to purchase proprietary distributed acoustic recording systems, which record and process acoustic and temperature signals from oil and gas wells using fiber optic technology. The agreement called for the purchase of $500,000 in equipment and provided an additional $500,000 payment for the exclusivity previously described. The equipment was delivered in the second quarter of 2014 and will be used to fulfill the Company’s obligations with customers requesting field management services based on down-hole well diagnostics.

On May 22, 2014, the Company signed a contract to provide its technology focused well stimulation and completion services to an exploration and production company in the Neuquén province of Argentina. Under the terms of the agreement, this customer will exclusively utilize Eco-Stim’s well stimulation services. The exclusive agreement extends into 2015 and 2016 for the customer’s full work program. The work is scheduled to begin in the third quarter of 2014, subject to certain conditions. On August 10, 2014, the majority of the equipment the Company will use to perform this contract arrived into the Port of Zarate in Argentina.

Note 6 – Convertible Debt

On May 28, 2014 (the “Closing Date”), the Company entered into a Convertible Note Facility Agreement (the “Note Agreement”) with ACM. The proceeds from the Note Agreement will be used primarily for capital expenditures incurred in accordance with an approved operating budget.

The Note Agreement allows the Company to issue ACM a multiple draw secured promissory note (the “Convertible Note”) with a maximum aggregate principal amount of $22 million, convertible into the common stock of the Company (the “Common Stock”) at a price of $6.00 per share at the option of ACM. The outstanding debt under the facility is convertible immediately and accrues interest at 14% per annum with interest payments due annually in arrears. The debt can be prepaid in full under certain conditions after the first anniversary of the Closing Date and matures on the date that is four years following the Closing Date.

The initial advance of $11,863,885 under the Note Agreement was primarily used for equipment purchases and other approved capital expenditures. Until the earlier of (i) May 28, 2016 or (ii) the date on which the Company makes any prepayment in respect of the Convertible Notes, the Company may request further advances from the purchaser of the Note so long as the total principal amount does not exceed $22,000,000.

All obligations under the Note Agreement will be secured by liens on substantially all of the assets of the Company and will have subsidiary guarantees and pledges of the capital stock of the subsidiary guarantors subject to certain terms and exceptions.

In addition, on the Closing Date and as a condition precedent for the closing of the Note Agreement, the Company entered into a Securities Purchase Option Agreement (the “Option Agreement”) with ACM. Pursuant to the Option Agreement, ACM had the option, in ACM’s sole discretion, to purchase an aggregate of 1,333,333 shares of Common Stock, at a price of $6.00 per share (such right, the “Option”). The Option was exercised on July 14, 2014, see “Note 7 – Subsequent Events.”

Note 7 – Subsequent Events

Securities Purchase Option Agreement

On May 28, 2014 and as a condition precedent for the closing of the Note Agreement, the Company entered into a Securities Purchase Option Agreement (the “Option Agreement”) with ACM. Pursuant to the Option Agreement, ACM had the option, in ACM’s sole discretion, to purchase an aggregate of 1,333,333 shares of Common Stock, at a price of $6.00 per share (such right, the “Option”). The Option was exercised on July 14, 2014.

2014 Stock Incentive Plan

On July 9, 2014, the Board approved a new stock incentive plan, the 2014 Stock Incentive Plan, and reserved 500,000 shares of the Company’s Common Stock, par value $0.001, for the granting of stock-based incentive awards in future periods. Subsequently, the Compensation Committee granted 200,000 stock awards under this plan to executives of the Company. The Board ratified all actions by the Committee on July 24, 2014 and the CEO was authorized to gain shareholder approval of the 2014 Stock Incentive Plan within one year.

Private Placement

On July 24, 2014, the Company sold 383,733 shares of its Common Stock in a private placement to 17 accredited investors resulting in gross proceeds of $2,302,400. The Company paid Wunderlich Securities, Inc. a cash commission and expense allowance related to due diligence and related activities of $184,003. The offering was exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(2) and Regulations D and S of that act.

Equipment Purchase Agreement

On July 31, 2014 a subsidiary of the Company entered into an equipment purchase order (the “purchase order”) with Feadar S.A., a local Argentine manufacturer of trucks and heavy equipment, to acquire trucks and related equipment to transport well stimulation equipment for a purchase price of approximately $2,723,000.

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

This section contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including those described in the section titled “Cautionary Statements Regarding Forward-Looking Statements” of this Form 10-Q.

Overview

We are an international oilfield services provider of well stimulation, field management, intelligent completion and coiled tubing services to the upstream oil and gas industry, established for the purpose of assembling an experienced and competent management team capable of bringing the best practices from the North American shale plays to the international shale plays currently being developed around the globe. In addition, the Company has established a unique geophysical technology platform through acquired intellectual property and strategic alliances, which the founders believe provide it with a competitive advantage in the market.

Our management team has extensive industry experience providing completion services to exploration and production companies. We intend to focus on the most active shale and unconventional oil and natural gas plays outside the United States, initially in Argentina.

How We Obtain Our Equipment

Due to a general oversupply of well stimulation and coiled tubing equipment in the United States, we believe quality equipment is readily available both from other well stimulation companies and from manufacturers such as Stewart & Stevenson Manufacturing Technologies LLC (“S&S”), Surefire Industries and NOV Rolligon. In addition, we have identified quality equipment manufacturing companies in our target markets, which will allow us to source equipment in those markets. Our initial well stimulation fleet was manufactured to our specifications. The well stimulation fleet is equipped to perform all aspects of well stimulation operations, including formation stimulation, high-pressure pumping and pressure testing. Such fleets typically include several trailer mounted stimulation units with triplex or quintuplex pumps, trailer mounted fracturing blenders, data trailers, chemical additive trailers and hydration units. We believe deliveries of newly ordered equipment currently can be available in six to nine months.

We intend to purchase or lease well stimulation equipment for our contracts outside the United States as they are secured. In addition, we may pursue opportunities to acquire well stimulation and coiled tubing assets or businesses currently operating in the United States, with the goal of eventually relocating such assets to faster-growing or higher-margin international markets. We believe that well stimulation and coiled tubing equipment may be available from time to time at favorable prices given the persistent softness in the price of natural gas in the United States. Also, given the six-to-nine-month lead time required to build new well stimulation and coiled tubing fleets, we believe that acquiring and operating one or more fleets in the United States will enable us to respond more rapidly to international opportunities as they arise.

Results of Operations

For the Three Months Ended June 30, 2014 and 2013

Revenue for the three months ended June 30, 2014 increased $71,751 to $73,951 from $2,200 for the three months ended June 30, 2013. This increase was primarily due to the completion of our first field management projects in Argentina during the first and second quarters.

Cost of services increased $435,380 to $436,480 for the three months ended June 30, 2014 compared to $1,100 for the three months ended June 30, 2013. This increase was primarily due to costs associated with our first field management projects in Argentina during the first and second quarters. Cost of services included some non-recurring start-up costs and initial mobilization charges that resulted in a negative margin for these initial field management projects. As such, we anticipate that future projects will result in positive margins.

Our selling, general and administrative expenses increased $388,861 to $1,234,191 for the three months ended June 30, 2014 compared to $845,330 for the three months ended June 30, 2013. This increase is a result of: additional costs associated with stock compensation charges of $157,479 due to options issued in the second quarter of 2014; additional labor cost of $109,734; employment benefit accruals of $164,270; additional professional costs of $13,282 related to the preparation of various Securities and Exchange Commission (“SEC”) filings and additional insurance cost of $34,919 related to expanding operations.

Interest expenses increased $300,324 to $337,824 for the three months ended June 30, 2014 compared to $37,500 for the three months ended June 30, 2013. This increase was primarily due to interest expense associated with our recently issued convertible debt as discussed in “Note 6 – Convertible Debt” and interest expense associated with our capital lease discussed in “Note 5 – Commitments and Contingencies.”

For the Six Months Ended June 30, 2014 and 2013

Revenue for the six months ended June 30, 2014 increased $552,496 to $557,296 from $4,800 for the six months ended June 30, 2013. This increase was primarily due to the completion of our first field management projects in Argentina during the first and second quarters.

Cost of services increased $1,220,065 to $1,222,465 for the six months ended June 30, 2014 compared to $2,400 for the six months ended June 30, 2013. This increase was primarily due to costs associated with our first field management projects in Argentina during the first and second quarters. Cost of services included some non-recurring start-up cost and initial mobilization charges that resulted in a negative margin for these initial field management projects. As such, we anticipate that future projects will result in positive margins.

Our selling, general and administrative expenses increased $1,092,263 to $2,617,124 for the six months ended June 30, 2014 compared to $1,524,861 for the six months ended June 30, 2013. This increase is a result of: additional costs associated with stock compensation charges of $348,879; additional labor cost of $181,270; employment benefit accruals of $266,828; additional professional fees of $108,691 related to the preparation of various SEC filings (partially offset by the capitalization of legal fees in connection with the debt issuance); additional travel costs of $48,611 related to increased business development activities in Mexico and Argentina, as well as efforts to enhance our investor relations through the attendance of various conferences; and additional costs related to an increase in operational activities of $67,401.

Interest expenses increased $447,886 to $485,386 for the six months ended June 30, 2014 compared to $37,500 for the six months ended June 30, 2013. This increase was primarily due to interest expense associated with our recently issued convertible debt as discussed in “Note 6 – Convertible Debt” and interest expense associated with our capital lease discussed in “Note 5 – Commitments and Contingencies.”

Liquidity and Capital Resources

Our primary sources of liquidity to date have been proceeds from various equity and debt offerings. We additionally completed a sale lease-back transaction during the fourth quarter of 2013, as described in our Annual Report on Form 10-K for the year ended December 31, 2013. We completed a debt offering with ACM during the second quarter of 2014 as discussed in “Note 6 – Convertible Debt.”

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

Our ability to acquire equipment could require us to obtain additional equity or debt financing, which may not be available to us on favorable terms or at all.

Sources and Uses of Cash

Net cash used in operating activities was $3,486,208 for the six months ended June 30, 2014 and $1,594,640 during the six months ended June 30, 2013. The increase was primarily due to our continuing business development efforts in Latin America, costs associated with revenue generated from field management services and costs associated with various SEC reporting requirements.

Net cash used in investing activities was $9,066,085 for the six months ended June 30, 2014 and $5,209 during the six months ended June 30, 2013. This increase is associated with purchases of equipment for our operations in Argentina.

Net cash provided by financing activities was $11,499,320 for the six months ended June 30, 2014 and net cash provided by financing activities was $1,000,000 for the six months ended June 30, 2013. The increase is primarily due to proceeds from the issuance of convertible debt of $11,863,885 as discussed in “Note 6 – Convertible Debt.”

The Company does not generate positive cash flow at this time. However we believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization and cash expected to be generated from operations will provide sufficient liquidity to meet our requirements for at least the next twelve months.

Impact of Inflation on Operations

Management is of the opinion that inflation has not had a significant impact on our business. The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. Also, increases in activity in the oilfield can cause upward wage pressures in the labor markets from which it hires employees as well as increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers.

Industry Trends and Outlook

We face many challenges and risks in the industry in which we operate. Although many factors contributing to these risks are beyond our ability to control, we continuously monitor these risks and have taken steps to mitigate them to the extent practicable. In addition, while we believe that we are well positioned to capitalize on available growth opportunities, we may not be able to achieve our business objectives and, consequently, our results of operations may be adversely affected. Please read this section in conjunction with the factors described in the sections titled “Cautionary Statements Regarding Forward-Looking Statements” and “Part II – Item 1A – Risk Factors” for additional information about the known material risks that we face.

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

The oil and gas industry has traditionally been volatile, is highly sensitive to a combination of long-term and cyclical trends, including the domestic and international supply and demand for oil and natural gas, current and expected future prices for oil and natural gas and the perceived stability and sustainability of those prices, production depletion rates and the resultant levels of cash flows generated and allocated by exploration and production companies to their drilling and work over budget, as well as domestic and international economic conditions, political instability in oil producing countries and merger, acquisition and divestiture activity among exploration and production companies. The volatility of the oil and gas industry, and the consequent impact on exploration and production activity, has adversely impacted, and could continue to adversely impact, the level of drilling and workover activity by our customers. This volatility affects the demand for our services and our ability to negotiate pricing at levels generating desirable margins, especially in our stimulation business.

Recent Accounting Pronouncements

The recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

Off Balance Sheet Arrangements

All information related to off balance sheet arrangements was included in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that disclosure controls are effective as of June 30, 2014.

Internal Control over Financial Reporting

In response to the material weakness in internal controls described in our form 10-K for the year ended December 31, 2013, we have initiated several steps and plan to continue to evaluate and implement measures designed to improve our internal control over financial reporting and disclosure. These steps include: (i) engaging a consultant in the first quarter, as an interim measure, to advise us on our financial and periodic reporting and our internal controls, internal procedures and controls and building our internal capacities and (ii) hiring a controller in the second quarter to manage the daily accounting and financial reporting of the Company. Further, in January 2014, our board established an audit committee to provide oversight to the financial reporting and disclosure of the Company. The Company is in the process of implementing standardized, written internal controls and procedures. These controls and procedures have not yet been fully developed or documented.

Changes in Internal Control over Financial Reporting

On January 2014, our Board established a three member Audit Committee consisting of Christopher A. Krummel, as the committee chairman, Jogeir Romestrand and Carlos Fernandez. The first audit committee meeting was held on March 26, 2014 prior to us filing our Annual Report on Form 10-K for the year ended December 31, 2013. In connection with the ACM transaction as described in “Note 7 -Subsequent Events”, the Board was increased to eight members, Mr. Thomas E. Hardisty resigned to allow for ACM to appoint three members, and the Audit Committee was increased to four members. Mr. Ahmad Al-Sati, Mr. Lap Chan, and Mr. John Yonemoto currently serve on our Board, having been appointed by ACM. The Audit Committee is now composed of Messrs. Krummel, Fernandez, Chan and Al-Sati.

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

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I – Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The descriptions of the Note Agreement with respect to the issuance of common shares issuable upon conversion of the Convertible Note and the Option Agreement with respect to the issuance of common shares upon exercise of the Option under Item 1.01 of our Current Report on Form 8-K filed on June 4, 2014 are incorporated by reference into this Item 2.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required to be filed or furnished by Item 601 of Regulation S-K are listed below.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on November 26, 2013).

3.2	Amended and Restated Bylaws of the Company, adopted as of May 22, 2014 (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2014).

4.1	Registration Rights Agreement, dated as of May 28, 2014, by and among Eco-Stim Energy Solutions, Inc. and the parties named therein (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2014).

4.2	Stockholder Rights Agreement, dated as of May 28, 2014, by and among Eco-Stim Energy Solutions, Inc. and the parties named therein (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2014).

10.1	Convertible Note Facility Agreement, dated as of May 28, 2014, by and between Eco-Stim Energy Solutions, Inc. and ACM Emerging Markets Master Fund I, L.P. (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2014).

10.2	Securities Purchase Option Agreement, dated as of May 28, 2014, by and among Eco-Stim Energy Solutions, Inc. and ACM Emerging Markets Master Fund I, L.P. (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2014).

10.3	Assignment and Assumption Agreement, dated as of May 28, 2014, by and between Eco-Stim Energy Solutions, Inc. and Viking Rock AS (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2014).

*10.4	Exclusive Sales Agreement, dated as of April 30, 2014, by and between Eco-Stim Energy Solutions, Inc. and Fotech Oil & Gas Solutions Limited.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2014	ECO-STIM ENERGY SOLUTIONS, INC.

	By:	/s/ Jon Christopher Boswell
Jon Christopher Boswell
President and Chief Executive Officer

	By:	/s/ Alexander Nickolatos
Alexander Nickolatos
Chief Financial Officer

