Form 10-Q
period 2014-09-30
Eco-Stim Energy Solutions, Inc.
filed 2014-11-12
CIK 1135657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The registrant had 5,705,773 shares of common stock outstanding at November 10, 2014.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events and their effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. Forward-looking statements may include statements that relate to, among other things, our:

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

All statements, other than statements of historical fact included in this Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Form 10-Q, the words “could,” “believe,” “should,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan,” “foresee” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

Forward-looking statements involve known and unknown risks and uncertainties (some of which are beyond our control) and other factors that may cause our actual results, performance or achievements to differ materially from the anticipated future results or financial condition expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include but are not limited to, those summarized below:

●	the cyclical nature of the oil and natural gas industry;

●	the potential for our exploration and production customers to backward-integrate by starting their own well service operations;

●	the potential for excess capacity in the oil and natural gas service industry;

●	dependence on the spending and drilling activity by the onshore oil and natural gas industry;

●	competition within the oil and natural gas service industry;

●	concentration of our customer base and fulfillment of existing customer contracts;

●	our ability to maintain pricing and obtain contracts;

●	deterioration of the credit markets;

●	our ability to raise additional capital to fund future and committed capital expenditures;

●	increased vulnerability to adverse economic conditions due to indebtedness;

●	our limited operating history on which investors will evaluate our business and prospects;

●	our ability to obtain raw materials and specialized equipment;

●	technological developments or enhancements;

●	asset impairment and other charges;

●	our identifying, making and integrating acquisitions;

●	ACM Emerging Markets Master Fund I, L.P. (“ACM”) and management control over stockholder voting;

●	loss of key executives;

●	the ability to employ skilled and qualified workers;

●	work stoppages and other labor matters;

●	hazards inherent to the oil and natural gas industry;

●	inadequacy of insurance coverage for certain losses or liabilities;

●	delays in obtaining required permits;

●	ability to import equipment into Argentina on a timely basis;

●	regulations affecting the oil and natural gas industry;

●	legislation and regulatory initiatives relating to hydraulic fracturing;

●	future legislative and regulatory developments;

●	foreign currency exchange rate fluctuations;

●	effects of climate change;

●	volatility of economic conditions in Argentina;

●	market acceptance of turbine pressure pumping technology;

●	the profitability for our customers of shale oil and gas as commodity prices decrease;

●	risks of doing business in Argentina and the United States; and

●	costs and liabilities associated with environmental, health and safety laws, including any changes in the interpretation or enforcement thereof.

We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or over which we have no control. We caution you against putting undue reliance on forward-looking statements or projecting any future results based on such statements, which speak only as of the date hereof. When considering our forward-looking statements, you should keep in mind the cautionary statements in this Form 10-Q which provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those contained in any forward-looking statement.

All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referenced in this section and any other cautionary statements that may accompany such forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Form 10-Q.

5

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,709,941	$4,292,122
Accounts receivable	81,961	—
Inventory	241,770	—
Prepaids	893,271	959,611
Other assets	543,295	3,100
Total current assets	9,470,238	5,254,833
Property, plant and equipment, net	17,103,223	3,532,659
Other non-current assets	985,863	488,633
Total assets	$27,559,324	$9,276,125
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$385,687	$677,031
Accrued expenses	1,832,295	1,223,600
Short term notes payable	14,286	187,315
Current portion of capital lease payable	576,976	428,050
Total current liabilities	2,809,244	2,515,996
Non-current liabilities:
Long term notes payable	11,863,885	—
Long-term capital lease payable	2,241,837	2,721,114
Total non-current liabilities	14,105,722	2,721,114
Stockholders’ equity
Common stock	5,705	3,985
Additional paid-in capital	20,730,149	10,007,490
Accumulated other comprehensive income	—	25,749
Accumulated deficit	(10,091,496)	(5,998,209)
Total stockholders’ equity	10,644,358	4,039,015
Total liabilities and stockholders’ equity	$27,559,324	$9,276,125

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$88,106	$—	$645,402	$4,800
Operating cost and expenses:
Cost of sales	984,861	—	2,207,326	2,400
Selling, general, and administrative expenses	1,677,637	937,206	4,294,761	2,462,067
Depreciation and amortization expense	88,008	2,212	175,778	4,358
Total operating costs and expenses	2,750,506	939,418	6,677,865	2,468,825
Operating loss	(2,662,400)	(939,418)	(6,032,463)	(2,464,025)

Interest and other income (expense)	2,403,493	(25,295)	1,939,176	(63,885)

Provision for income taxes	—	—	—	—
Net loss	$(258,907)	$(964,713)	$(4,093,287)	$(2,527,910)
Loss per share:
Basic and diluted	$(0.05)	$(0.86)	$(0.91)	$(2.26)
Weighted average number of common shares outstanding-basic and diluted	5,537,799	1,117,316	4,512,360	1,117,316

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(258,907)	$(964,713)	$(4,093,287)	$(2,527,910)
Other comprehensive loss:
Foreign currency cumulative translation adjustment	—	—	(25,749)	—
Other comprehensive loss	—	—	(25,749)	—
Comprehensive loss for the year	$(258,907)	$(964,713)	$(4,119,036)	$(2,527,910)

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2014

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance at December 31, 2013	3,985,206	$3,985	$10,007,490	$25,749	$(5,998,209)	$4,039,015
Exercise of stock options	3,500	3	312	—	—	315
Private equity placement, net	1,717,067	1,717	9,823,630	—	—	9,825,347
Option issued in conjunction with debt	—	—	32,611	—	—	32,611
Stock based compensation	—	—	866,106	—	—	866,106
Foreign currency cumulative translation adjustment	—	—	—	(25,749)	—	(25,749)
Net loss	—	—	—	—	(4,093,287)	(4,093,287)
Balance at September 30, 2014	5,705,773	$5,705	$20,730,149	$—	$(10,091,496)	$10,644,358

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net loss	$(4,093,287)	$(2,527,910)
Depreciation and amortization	175,778	4,358
Amortization of debt discount	85,236	—
Amortization of loan origination costs	61,787	—
Stock based compensation	866,106	102,858
Foreign currency gain	(181,757)	—
Gain on the sale of trading securities	(2,926,073)	—
Changes in operating assets and liabilities:
Accounts receivable	(81,961)	(55,299)
Inventory	(241,770)	—
Prepaids	66,340	(274,902)
Other current assets	(943,692)	—
Accounts payable	(291,344)	206,649
Accrued expenses	1,778,877	205,178
Net cash used in operating activities	$(5,725,760)	$(2,339,069)
Investing Activities
Purchase of equipment	(11,771,206)	(5,209)
Deposits paid for fixed asset purchases	(2,688,416)	—
Proceeds from sale of trading securities	7,925,655	—
Purchase of trading	(4,999,582)	—
Net cash used in investing activities	$(11,533,549)	$(5,209)
Financing Activities
Proceeds from private placement	10,302,400	—
Private placement cost	(471,531)	—
Proceeds from convertible debt	11,863,885	1,000,000
Convertible debt cost	(732,476)	—
Proceeds from notes payable	15,015	—
Payments on notes payable	(168,354)	—
Payments on capital lease	(132,126)	—
Proceeds from exercise of stock options	315	1,654
Net cash provided financing activities	$20,677,128	$1,001,654

Net increase (decrease) in cash and cash equivalents	3,417,819	(1,342,624)
Cash and cash equivalents, beginning of period	4,292,122	1,492,871
Cash and cash equivalents, end of period	$7,709,941	$150,247
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$649,748	$—
Cash paid during the year for income taxes	$—	$—
Non-cash transactions
Private placement issuance cost	$5,522	$—
Debt issuance cost	$8,973	$—
Prepaids amortized to settle capital lease obligations	$250,850	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

Note 1 – Organization

Nature of Business

Eco-Stim Energy Solutions, Inc. (the “Company,” “EcoStim,” “we” or “us”) is an early stage technology-driven independent oilfield services company providing well stimulation, coiled tubing and field management services to the upstream oil and gas industry. We are focused on reducing the ecological impact and improving the economic performance of the well stimulation process. We have assembled technologies and processes that have the ability to (1) reduce the surface footprint, (2) reduce emissions, and (3) conserve fuel and water during the stimulation process. The Company will focus on the most active shale resource basins outside of the U.S., using our technology to differentiate our service offerings. Our management team has extensive international industry experience. Our first operation is in Argentina, home to the Vaca Muerta, the world’s third-largest shale resource basin as measured by technically recoverable reserves. We will also pursue other markets including Mexico, Colombia and the U.S. or any other location where we believe we can offer clear advantages and achieve strong returns. The Company may also explore opportunistic acquisitions and/or joint ventures with established companies in target markets.

Note 2 – Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2013 consolidated balance sheet was derived from audited financial statements, but does not include all the disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the Company’s opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013, a copy of which was filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Deferred debt costs were approximately $679,662 net of accumulated amortization of $61,787 for the nine months ended September 30, 2014.

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

Well Stimulation Revenue

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

Coiled Tubing Revenue

The Company expects to provide coiled tubing and other well stimulation services. Jobs for these services are typically short term in nature, lasting anywhere from a few hours to multiple days. Revenue will be recognized upon completion of each day’s work based upon a completed field ticket. The Company anticipates charging the customer for mobilization, services performed, and personnel on the job, equipment used on the job, and miscellaneous consumables based on an hourly basis at agreed-upon spot market rates.

Field Management Revenue

The Company enters into arrangements to provide field management services. Field management revenue relates primarily to geophysical predictions and production monitoring, utilizing down-hole diagnostics tools. Revenue is recognized and customers are invoiced upon the completion of each job. The service invoices are for a set amount, which includes charges for the mobilization of the equipment to the location, the service performed, the personnel on the job, additional equipment used on the job, consumables used throughout the course of the service, and processing and interpretation of data acquired via down-hole diagnostic tools.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, capital lease obligations and notes payable. The recorded values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair values based on their short-term nature. The carrying value of capital lease obligations and notes payable approximate their fair value, and the interest rates approximate market rates.

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

Marketable Securities

Investments in marketable securities are classified as trading, available-for-sale or held-to-maturity. Our marketable equity investments are classified as trading with their cost basis determined by the specific identification method. Realized and unrealized gains and losses on trading securities are included in net income.

During the third quarter, the Company purchased and sold Argentine bonds to capitalize its subsidiary in Argentina. This resulted in a gain on the sale of trading securities of $2,926,073 for the three months ended September 30, 2014. This increase was primarily due to the Company taking advantage of the favorable spread in exchange rates between the US Dollar and Argentine Peso. There were no securities held at September 30, 2014 and all trades had been settled.

Net Loss per Common Share

For the periods ended September 30, 2014 and 2013, the weighted average shares outstanding excluded certain stock options and potential shares from convertible debt of 2,193,611 and 371,174, respectively, from the calculation of diluted earnings per share because these shares would be anti-dilutive. Anti-dilutive warrants of 100,000 and 0 for the periods ended September 30, 2014 and 2013, respectively, were also excluded from the calculation.

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

Note 3 – Other Assets

As of September 30, 2014, total other assets of the Company are approximately $1,529,158, of which $543,295 and $985,863 are current and long-term assets, respectively. The Company has (1) incurred debt and equity issuance costs of approximately $679,662, (2) unamortized exclusivity costs for the license of technology, as further discussed in “Note 5 - Commitments and Contingencies” below, of approximately $333,333, (3) prepaid deposits on a capital lease, as described in “Note 5 - Commitments and Contingencies” below, of approximately $488,633, and (4) other assets of approximately $27,530.

Note 4 – Stock-Based Compensation

As of September 30, 2014, the Company has two stock incentive plans approved by its stockholders, the 2013 Stock Incentive Plan (the “2013 Plan”) and the 2014 Stock Incentive Plan (the “2014 Plan”), for the granting of stock-based incentive awards, including incentive stock options, non-qualified stock options, and restricted stock to employees, consultants, and members of the Company’s board of directors (the “Board”). The 2013 Plan was originally adopted in 2012, and a maximum of 2,164,500 shares were reserved for issuance under the 2013 Plan. In connection with the merger in December, 2013, the Company modified the maximum number of shares authorized to be issued under the Plan to 1,000,000 shares. As of September 30, 2014, 281,828 shares were available for grant under the 2013 Plan. The 2014 Plan was adopted in July 2014, with a maximum of 500,000 shares authorized to be issued under the 2014 Plan. As of September 30, 2014, 300,000 shares were available for grant under the 2014 Plan.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and restricted stock. The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determined the initial expected life based on a simplified method in accordance with the FASB Accounting Standards Codification Topic 718, giving consideration to the contractual terms, vesting schedules, and pre-vesting and post-vesting forfeitures.

During the nine months ended September 30, 2014 and 2013, the Company recorded $866,106 and $102,858, respectively, of stock-based compensation, which is included in general and administrative expense in the accompanying condensed consolidated statement of operations. Total unamortized stock-based compensation expense at September 30, 2014 was $2,494,401 and will be fully expensed through 2018.

Note 5 – Commitments and Contingencies

Capital Lease Obligations

In the fourth quarter of 2013, the Company purchased and upgraded equipment from non-related third parties, investing approximately $3.5 million. In December 2013, the Company sold the equipment to a related party leasing company, Impact Engineering, AS. Simultaneously, the equipment package was leased back to Eco-Stim Energy Solutions Argentina SA (“EcoStim Argentina”), a subsidiary of the Company, as a capital lease for a 60-month period with payments beginning in February of 2014. The Company agreed to prepay one year of payments in the amount of approximately $1.0 million and maintain a balance of no less than six months of prepayments until the final six months of the lease. These prepayments were made prior to December 31, 2013. Further rent payments are $81,439 per month and commenced on February 1, 2014. The final six months prepaid is shown as other non-current assets in the condensed consolidated balance sheets with a balance of $488,633.

The minimum present value of the lease payments is $3.1 million with a sixty-month term and implied interest of 14%. The next five years of lease payments are:

Capital Lease Payments
2014	$244,317
2015	977,267
2016	977,267
2017	977,267
2018	977,267
Total Future Payments	4,153,385
Less debt discount due to warrants	(298,211)
Less amount representing interest	(1,036,361)
2,818,813
Less current portion of capital lease obligations	(576,976)
Capital lease obligations, excluding current installments	$2,241,837

Operating Leases

During the third quarter of 2014, the Company and EcoStim Argentina each entered into separate three-year office space leases. The leases each have a term of three years. The combined future minimum lease payments as of September 30, 2014 are as follows:

Operating Leases
2014	$76,328
2015	307,502
2016	314,079
2017	225,348
Thereafter	—
Total	$923,257

Contracts

On May 1, 2014, the Company entered into an agreement with a fiber optic technology provider to purchase equipment and secure exclusive rights to market, sell, utilize and distribute such equipment in Argentina and Mexico (the “Exclusive Purchase Agreement”). Under the Exclusive Purchase Agreement, the Company agreed to purchase proprietary distributed acoustic recording systems, which record and process acoustic and temperature signals from oil and gas wells using fiber optic technology. The agreement called for the purchase of approximately $500,000 in equipment and provided an additional $500,000 payment for the exclusivity previously described. The equipment was delivered in the second quarter of 2014 and will be used for customers requesting field management services based on down-hole well diagnostics.

On May 22, 2014, the Company signed a contract to provide its technology focused well stimulation and completion services to an exploration and production company in the Neuquén province of Argentina. Under the terms of the agreement, this customer will exclusively utilize EcoStim’s well stimulation services. The exclusive agreement extends into 2015 and 2016 for the customer’s full work program. The work is scheduled to begin in the fourth quarter of 2014, subject to certain conditions. On October 20, 2014, the majority of the equipment the Company will use to perform this contract arrived into the Neuquén province of Argentina.

On July 31, 2014, a subsidiary of the Company entered into an equipment purchase order with Feadar S.A., a local Argentine manufacturer of trucks and heavy equipment, to acquire trucks and related equipment to transport well stimulation equipment for a purchase price of approximately $2,723,000.

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

In addition, on the Closing Date and as a condition precedent for the closing of the Note Agreement, the Company entered into a Securities Purchase Option Agreement (the “Option Agreement”) with ACM. Pursuant to the Option Agreement, ACM had the option, in ACM’s sole discretion, to purchase an aggregate of 1,333,333 shares of Common Stock, at a price of $6.00 per share (such right, the “Option”). The Option was exercised on July 14, 2014, see “Note 7 – Private Equity Placement.”

Note 7 – Private Equity Placement

On July 14, 2014 ACM exercised the Option (as referenced in “Note 6 – Convertible Debt”), resulting in net proceeds of $7,708,874 after deducting $291,126 in transaction related expenses.

On July 24, 2014, the Company sold 383,733 shares of its Common Stock in a private placement to 17 accredited investors resulting in net proceeds of $2,116,473 after deducting $185,927 in transaction related expenses. The offering was exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(2) and Regulations D and S of that act.

Note 8 – Subsequent Events

On October 10, 2014, a subsidiary of the Company entered into a purchase agreement with QM Equipment SA for the purchase of well stimulation equipment for a total purchase price of approximately $8,793,245, of which $6,028,075 is due upon delivery of the equipment anticipated to be completed in June 2015.

On October 10, 2014, the Company entered into an equipment purchase agreement for the purchase of certain turbine powered pressure pumping equipment for a total purchase price of approximately $6,500,000, of which $4,100,000 has been financed. The total amount financed, including any accrued interest, will become due and payable in full on April 1, 2015.

On October 29, 2014, the Company elected to draw the remaining $10,136,115 under the Note Agreement as referred to in “Note 6 – Convertible Debt.” These funds will be used to supplement cash flow from operations and to finance various capital expenditures to be incurred over the next three quarters.

On November 10, 2014, the Company granted 110,000 and 28,500 stock-based incentive awards under the 2014 Plan and 2013 Plan respectively to employees and consultants of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q, together with the audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013. Unless the context otherwise requires, “we,” “us,” the “Company,” “EcoStim” or like terms refers to Eco-Stim Energy Solutions, Inc. and its subsidiaries.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including those described in the section titled “Cautionary Statements Regarding Forward-Looking Statements” of this Form 10-Q.

Overview

We are an early stage technology-driven independent oilfield services company providing well stimulation, coiled tubing and field management services to the upstream oil and gas industry. We are focused on reducing the ecological impact and improving the economic performance of the well stimulation process. We have assembled technologies and processes that have the ability to (1) reduce the surface footprint, (2) reduce emissions, and (3) conserve fuel and water during the stimulation process. The Company will focus on the most active shale resource basins outside of the U.S., using our technology to differentiate our service offerings. Our management team has extensive international industry experience. Our first operation is in Argentina, home to the Vaca Muerta, the world’s third-largest shale resource basin as measured by technically recoverable reserves. We will also pursue other markets including Mexico, Colombia and the U.S. or any other location where we believe we can offer clear advantages and achieve strong returns. The Company may also explore opportunistic acquisitions and/or joint ventures with established companies in target markets.

How We Obtain Our Equipment

We believe quality equipment is readily available from both other well stimulation companies and from manufacturers. In addition, we have identified quality equipment manufacturing companies in our target markets, which will allow us to source equipment in those markets. Our initial well stimulation fleet was manufactured to our specifications. The well stimulation fleet is equipped to perform all aspects of well stimulation operations, including formation stimulation, high-pressure pumping and pressure testing. Such fleets typically include several trailer mounted stimulation units with triplex or quintuplex pumps, trailer mounted fracturing blenders, data trailers, chemical additive trailers and hydration units. We believe deliveries of newly ordered equipment currently can be available in six to nine months.

We intend to purchase or lease well stimulation equipment for our contracts outside the United States as they are secured. In addition, we may pursue opportunities to acquire well stimulation and coiled tubing assets or businesses currently operating in the United States, with the goal of eventually relocating such assets to faster-growing or higher-margin international markets. We believe that well stimulation and coiled tubing equipment may be available from time to time at favorable prices given the persistent softness in the price of natural gas in the United States and the volatility of oil prices. Also, given the six-to-nine-month lead time required to build new well stimulation and coiled tubing fleets, we believe, that opportunistically acquiring existing fleets in the U.S. will enable us to respond more rapidly to international opportunities as they arise.

Results of Operations

For the Three Months Ended September 30, 2014 and 2013

Revenue for the three months ended September 30, 2014 increased $88,106 to $88,106 from $0 for the three months ended September 30, 2013. This increase was primarily due to field management services performed by us in the third quarter.

Costs of services increased $984,861 to $984,861 for the three months ended September 30, 2014 compared to $0 for the three months ended September 30, 2013. This increase was primarily due to third quarter costs associated with hiring personnel for our pending start-up of well stimulation and coiled tubing operations. As such, costs of services have been incurred prior to the start-up of operations which resulted in negative margins for us. However, we anticipate that the commencement of well stimulation and coiled tubing operations in the fourth quarter of 2014 associated with the contract as described in “Part I – Item 1 Financial Statements – Note 5 – Commitments and Contingencies” should result in positive margins.

Our selling, general and administrative expenses increased $740,431 to $1,677,637 for the three months ended September 30, 2014 compared to $937,206 for the three months ended September 30, 2013. This increase is a result of: additional costs associated with stock compensation of $198,525 due to options and restricted stock granted in 2014; additional labor and benefits costs of $306,064 related to establishing corporate infrastructure, internal controls and SEC compliance functions; additional insurance costs of $33,583; additional travel expenses of $179,716 related to our expanding operations; and other additional costs of $128,926. These increases were partially offset by a reduction of professional and legal fees of $106,383 due to the fact that in 2013 the company incurred higher costs related to the reverse merger as discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Depreciation and amortization expense increased $85,796 to $88,008 for the three months ended September 30, 2014 compared to $2,212 for the three months ended September 30, 2013. This increase was primarily due to costs associated with the amortization of exclusivity costs for the use of technology.

Interest and other expenses increased $651,140 to $676,435 for the three months ended September 30, 2014 compared to $25,295 for the three months ended September 30, 2013. This increase was primarily due to interest expense associated with our recently issued convertible debt as discussed in “Part I – Item 1 Financial Statements – Note 6 – Convertible Debt” and interest expense associated with our capital lease discussed in “Part I – Item 1 Financial Statements – Note 5 – Commitments and Contingencies.”

Gain on the sale of trading securities increased $2,926,073 to $2,926,073 for the three months ended September 30, 2014 compared to $0 for the three months ended September 30, 2013. This increase was primarily due to the capitalization of our subsidiary in Argentina, whereby we purchased and sold Argentine bonds in order to take advantage of the favorable spread in exchange rates between the US Dollar and Argentine Peso. There were no securities held at September 30, 2014 and all trades had been settled.

For the Nine Months Ended September 30, 2014 and 2013

Revenue for the nine months ended September 30, 2014 increased $640,602 to $645,402 from $4,800 for the nine months ended September 30, 2013. This increase was primarily due to the completion of our first field management projects in Argentina during the first and second quarters.

Costs of services increased $2,204,926 to $2,207,326 for the nine months ended September 30, 2014 compared to $2,400 for the nine months ended September 30, 2013. This increase was primarily due to costs associated with our first field management projects in Argentina during the first and second quarters and costs associated with hiring personnel for our pending start-up of well stimulation and coiled tubing operations. As such, costs of services have been incurred prior to the start-up of operations which resulted in negative margins for us. However, we anticipate that the commencement of well stimulation and coiled tubing operations in the fourth quarter associated with the contract as described in “Part I – Item 1 Financial Statements – Note 5 – Commitments and Contingencies” should result in positive margins.

Our selling, general and administrative expenses increased $1,832,694 to $4,294,761 for the nine months ended September 30, 2014 compared to $2,462,067 for the nine months ended September 30, 2013. This increase is a result of: additional costs associated with stock compensation of $547,404, due to options and restricted stock granted in 2014; additional labor and benefits cost of $754,161 related building corporate structure, controls and SEC compliance; additional professional fees of $56,724 related to the preparation of various SEC filings and legal costs; additional travel costs of $228,327 related to increased business development activities in Mexico and Argentina, as well as efforts to enhance our investor relations through the attendance at various conferences; additional insurance costs of $104,167; and other additional costs of $141,911.

Interest expenses increased $1,104,769 to $1,168,654 for the nine months ended September 30, 2014 compared to $63,885 for the nine months ended September 30, 2013. This increase was primarily due to interest expense associated with our recently issued convertible debt as discussed in “Part I – Item 1 Financial Statements – Note 6 – Convertible Debt” and interest expense associated with our capital lease discussed in “Part I – Item 1 Financial Statements – Note 5 – Commitments and Contingencies.”

Gain on the sale of trading securities increased $2,926,073 to $2,926,073 for the nine months ended September 30, 2014 compared to $0 for the nine months ended September 30, 2013. This increase was primarily due to the capitalization of our subsidiary in Argentina, whereby we purchased and sold Argentine bonds in order to take advantage of the favorable spread in exchange rates between the US Dollar and Argentine Peso. There were no securities held at September 30, 2014 and all trades had been settled.

Liquidity and Capital Resources

Our primary sources of liquidity to date have been proceeds from various equity and debt offerings. We completed a debt offering with ACM during the second quarter of 2014 as discussed in “Part I – Item 1 Financial Statements – Note 6 – Convertible Debt,” and we completed an equity financing during the third quarter of 2014 as discussed in “Part I – Item 1 Financial Statements – Note 7 – Private Equity Placement.”

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

Capital Requirements

The energy services business is capital intensive, requiring significant investment to expand, upgrade and maintain equipment. Our primary uses of capital have been the acquisition of equipment, working capital to finance the start of our operations and general administrative expenses. Going forward, we expect our capital requirements to consist primarily of:

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

Our ability to fund operations, and to fund planned and committed 2014 and 2015 capital expenditures will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions, market conditions in the exploration and production industry and financial, business and other factors, many of which are beyond our control.

Our ability to acquire equipment could require us to obtain additional equity or debt financing, which may not be available to us on favorable terms or at all.

Sources and Uses of Cash

Net cash used in operating activities was $5,725,760 for the nine months ended September 30, 2014 and $2,339,069 during the nine months ended September 30, 2013. The increase was primarily due to our continuing business development efforts in Latin America, costs associated with revenue generated from field management services, costs associated with hiring personnel for our pending start-up of well stimulation and coiled tubing operations and costs associated with various SEC reporting requirements.

Net cash used in investing activities was $11,533,549 for the nine months ended September 30, 2014 and $5,209 during the nine months ended September 30, 2013. This increase is associated with the purchase of well stimulation equipment for our anticipated operations in Argentina.

Net cash provided by financing activities was $20,677,128 for the nine months ended September 30, 2014 and net cash provided by financing activities was $1,001,654 for the nine months ended September 30, 2013. The increase is primarily due to proceeds from the issuance of convertible debt of $11,863,885 as discussed in “Part I – Item 1 Financial Statements – Note 6 – Convertible Debt,” and proceeds from the sale of common stock of $10,302,400 as discussed in “Part I – Item 1 Financial Statements – Note 7 – Private Equity Placement”.

We do not generate positive cash flow at this time. Further, while we believe we will begin generating positive cash flow from operations in 2015, our liquidity provided by our existing cash and cash equivalents will not be sufficient to fund our full capital expenditure plan. Our current capital commitments will require us to obtain additional equity or debt financing, which may not be available to us on favorable terms or at all.

Impact of Inflation on Operations

Management is of the opinion that inflation has not had a significant impact on our business to date. We purchase our equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets. If inflation in the general economy increases, our costs for equipment, materials and labor could increase as well. Also, increases in activity in the oilfield can cause upward wage pressures in the labor markets from which we hire employees as well as increases in the costs of certain materials and key equipment components used to provide services to our customers.

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

On November 21, 2012, the United States District Court for the Southern District of New York entered an injunction preventing Argentina from making payments on the restructured bonds, and ordered Argentina to make a deposit of USD$1,330 million related to the claims of the holdout creditors, which order was appealed by the country. Argentina’s appeal was denied by the Second Circuit Court of Appeals, and on June 16, 2014 the Supreme Court of the United States refused to hear Argentina’s appeal from that denial. As a result, it is widely believed that Argentina may default on its restructured debt unless it is able to settle the claims of the plaintiffs in the New York litigation in a manner that will allow payment to be made in accordance with the restructuring.

Argentina’s failure to restructure completely its remaining sovereign debt and settle with the holdout creditors may prevent Argentina from obtaining favorable terms or interest rates when accessing the international capital markets. Litigation initiated by holdout creditors or other parties may result in material judgments against the Argentine government and could result in attachments of or injunctions relating to assets of Argentina, which could have a material adverse effect on the country’s economy, resulting among other things in further devaluation of the Argentine peso, and may also affect our customers’ access to international financing.

The oil and gas industry has traditionally been volatile, is highly sensitive to a combination of long-term and cyclical trends, including the domestic and international supply and demand for oil and natural gas, current and expected future prices for oil and natural gas and the perceived stability and sustainability of those prices, production depletion rates and the resultant levels of cash flows generated and allocated by exploration and production companies to their drilling and work over budget, as well as domestic and international economic conditions, political instability in oil producing countries and merger, acquisition and divestiture activity among exploration and production companies. The volatility of the oil and gas industry, and the consequent impact on exploration and production activity could adversely impact the level of drilling and workover activity by our customers. This volatility affects the demand for our services and our ability to negotiate pricing at levels generating desirable margins, especially in our stimulation business.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that disclosure controls are effective as of September 30, 2014.

Internal Control over Financial Reporting

In response to the material weakness in internal controls described in our Form 10-K for the year ended December 31, 2013, we have initiated several steps and plan to continue to evaluate and implement measures designed to improve our internal control over financial reporting and disclosure. These steps include: (i) engaging a consultant in the first quarter, as an interim measure, to advise us on our financial and periodic reporting and our internal controls, internal procedures and controls and building our internal capacities, (ii) hiring a controller in the second quarter to manage our daily accounting and financial reporting, and (iii) purchasing and beginning implementation of a full ERP (Enterprise Resource Planning) software system. Further, in January 2014, our board of directors (the “Board”) established an audit committee to provide oversight to our financial reporting and disclosure. We are in the process of implementing standardized, written internal controls and procedures. These controls and procedures have not yet been fully implemented.

Changes in Internal Control over Financial Reporting

In January 2014, our Board established a three member Audit Committee consisting of Mr. Christopher Krummel, as the committee chairman, Mr. Jogeir Romestrand and Mr. Carlos Fernandez. The first audit committee meeting was held on March 26, 2014 prior to the filing our Annual Report on Form 10-K for the year ended December 31, 2013. In connection with the ACM transaction as described in “Part I – Item 1 Financial Statements – Note 6 – Convertible Debt”, the Board was increased to eight members, Mr. Thomas E. Hardisty resigned to allow for ACM to appoint three members, and the Audit Committee was increased to four members. Mr. Ahmad Al-Sati, Mr. Lap Chan, and Mr. John Yonemoto currently serve on our Board, having been appointed by ACM. The Audit Committee is now composed of Mr. Christopher Krummel, Mr. Carlos Fernandez, Mr. Lap Chan and Mr. Ahmad Al-Sati.

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

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I – Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The descriptions of the issuance of common shares upon ACM’s exercise of the Option under Item 3.02 of our Current Report on Form 8-K filed on July 15, 2014 are incorporated by reference into this Item 2.

The descriptions of the issuance of common shares in connection with the Company’s private equity placement under Item 3.02 of our Current Report on Form 8-K filed on July 30, 2014 are incorporated by reference into this Item 2.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required to be filed or furnished by Item 601 of Regulation S-K are listed below.

	3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on November 26, 2013).

	3.2	Amended and Restated Bylaws of the Company, adopted as of May 22, 2014 (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2014).

*	10.1	Employment Agreement, dated as of July 1, 2014, by and between Eco-Stim Energy Solutions, Inc. and Carlos A. Fernandez.

*	10.2	Purchase Order, dated as of July 31, 2014, by and between Viking Rock AS and Feadar S.A.

*	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2014	ECO-STIM ENERGY SOLUTIONS, INC.

	By:	/s/ Jon Christopher Boswell
Jon Christopher Boswell
President and Chief Executive Officer

	By:	/s/ Alexander Nickolatos
Alexander Nickolatos
Chief Financial Officer and Assistant Secretary

