Form 10-K
period 2014-12-31
Eco-Stim Energy Solutions, Inc.
filed 2015-03-18
CIK 1135657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-36273

ECO-STIM ENERGY SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	31104	20-8203420
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification Number)

2930 W. Sam Houston Pkwy N., Suite 275, Houston TX	77043
(Address of principal executive offices)	(Zip Code)

281-531-7200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of that date, was $16,612,837. This aggregate value is computed at $6.50 per share, the last sale price of the common stock on June 30, 2014. All executive officers and directors of the registrant and all stockholders who owned 5 percent or more of the outstanding common stock at that time have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

The registrant had 6,785,899 shares of common stock outstanding at March 17, 2015.

Documents Incorporated by Reference: None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Forward-looking statements may include statements that relate to, among other things, our:

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the anticipated future results or financial condition expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include but are not limited to:

●	the cyclical nature of the oil and natural gas industry;

●	the potential for our oil-company customers to backward-integrate by starting their own well service operations;

●	the potential for excess capacity in the oil and natural gas service industry;

●	dependence on the spending and drilling activity by the onshore oil and natural gas industry;

●	competition within the oil and natural gas service industry;

●	concentration of our customer base and fulfillment of existing customer contracts;

●	our ability to maintain pricing and obtain contracts;

●	deterioration of the credit markets;

●	our ability to raise additional capital to fund future and committed capital expenditures;

●	increased vulnerability to adverse economic conditions due to indebtedness;

●	our limited operating history on which investors will evaluate our business and prospects;

●	our ability to obtain raw materials and specialized equipment;

●	technological developments or enhancements;

●	asset impairment and other charges;

●	our identifying, making and integrating acquisitions;

●	Albright Capital Management LLC and management control over stockholder voting;

●	loss of key executives;

●	the ability to employ skilled and qualified workers;

●	work stoppages and other labor matters;

●	hazards inherent to the oil and natural gas industry;

●	inadequacy of insurance coverage for certain losses or liabilities;

●	delays in obtaining required permits;

●	ability to import equipment or spare parts into Argentina on a timely basis;

●	regulations affecting the oil and natural gas industry;

●	legislation and regulatory initiatives relating to well stimulation;

●	future legislative and regulatory developments;

●	foreign currency exchange rate fluctuations;

●	effects of climate change;

●	volatility of economic conditions in Argentina;

●	market acceptance of turbine pressure pumping technology;

●	the profitability for our customers of shale oil and gas as commodity prices decrease;

●	risks of doing business in Argentina and the United States; and

●	costs and liabilities associated with environmental, health and safety laws, including any changes in the interpretation or enforcement thereof.

We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or over which we have no control. We caution you against putting undue reliance on forward-looking statements or projecting any future results based on such statements. When considering our forward-looking statements, you should keep in mind the cautionary statements in this Form 10-K, which provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those contained in any forward-looking statement.

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

i

PART I.

Except when the context otherwise requires or where otherwise indicated, throughout this Annual Report on From 10-K, we use the terms “Eco-Stim,” “EcoStim,” “Company,” “we,” “us” and “our” to refer to Eco-Stim Energy Solutions, Inc.

Item 1. Business

Our Company

We are an early stage technology-driven independent oilfield services company providing well stimulation, coiled tubing and field management services to the upstream oil and gas industry. We are focused on reducing the ecological impact and improving the economic performance of the well stimulation process. We have assembled proven technologies and processes that have the ability to (1) reduce the surface footprint, (2) reduce emissions, and (3) conserve fuel and water during the stimulation process. We will focus on bringing these technologies and processes to the most active shale resource basins outside of the United States, using our technology to differentiate our service offerings. Our management team has extensive international industry experience. Our first operation is in Argentina, home to the Vaca Muerta, the world’s third-largest shale resource basin as measured by technically recoverable reserves. We also intend to pursue other markets that meet our investment criteria, which may include Mexico, Colombia and the United States as well as other markets where we believe we can offer clear strategic advantages and achieve acceptable financial returns. We may also explore opportunistic acquisitions and/or joint ventures with established companies in target markets.

Our management team has extensive experience in operating well stimulation fleets, coiled tubing units and other downhole completion equipment, as well as providing “sweet spot” analysis in shale resource basins using geophysical predictive modeling. We expect to leverage our management’s experience and historical local relationships in undersupplied markets to pursue profitable long-term contracts. We expect to compete for business with a limited number of other service companies based on technical capability, quality of equipment, local experience and existing relationships rather than solely on price. We also believe that we benefit from our association with our largest investor, ACM Emerging Markets Master Fund I, L.P., which is managed by Albright Capital Management LLC (collectively, “ACM”). ACM is an internationally recognized private equity firm dedicated to the emerging markets and has many established relationships in countries where the Company is evaluating opportunities.

Our first pressure pumping fleet commenced operations in the Neuquén province of Argentina in December 2014. This equipment consists of a 10,000 hydraulic horsepower (“HHP”) pressure pumping fleet and various pieces of complementary equipment. In October 2014, we placed an order with a local Argentine manufacturer to purchase our second pressure pumping fleet, which we also expect to deploy in Argentina during the fourth quarter of 2015. In addition, our coiled tubing unit commenced operations in the Neuquén province of Argentina in February 2015. Furthermore, we have successfully performed field management services for Yacimientos Petrolíferos Fiscales S.A. (“YPF”) in Argentina and expect to continue expanding this service offering. We believe these services, which have improved our customers’ understanding of their unconventional reservoir performance, have enhanced our established local relationships while differentiating us from our pressure pumping competitors. In February 2015, we performed our first pressure pumping job for YPF.

In line with our strategy to pursue technologies with ecological and economic benefits, we recently identified, evaluated and purchased 54,000 HHP of the latest generation turbine-powered pressure pumping units (“TPUs”). Management estimates this equipment was purchased at an 80% discount to its current replacement cost. Each of these TPUs consists of a high-pressure hydraulic pump, a turbine engine, a gearbox, electrical and hydraulic assemblies, and skids. The TPUs are compliant with the stringent Clean Air Non-road Diesel Tier 4 (“Tier 4”) emission standards of the U.S. Environmental Protection Agency (“EPA”) even when run on diesel fuel. We believe these TPUs provide numerous advantages over traditional diesel-powered pumping equipment, including: (1) the ability to operate on 100% natural gas, liquefied natural gas (“LNG”), compressed natural gas (“CNG”) or when necessary on diesel fuel; (2) significantly lower emissions; (3) a 50% smaller operating footprint; and (4) lower fuel and operating costs.

The TPUs were introduced to several North American unconventional shale resource basins in 2011 and established a proven track record with several large independent oil and gas companies, as well as at least one super-major oil and gas company. Using the recently purchased TPUs, management believes it can purchase new complementary equipment and assemble a full pressure pumping fleet at less than half the cost of a conventional pressure pumping fleet. The complementary equipment will consist of industry standard control systems, data vans and blenders. We expect the resulting TPU well stimulation fleet to generate attractive returns while demonstrating our operating capabilities to our prospective international customers. We are not expecting meaningful returns from the deployment of these assets before the third quarter of 2016 although management will be opportunistic if opportunities arise prior to that time.

Our Markets

The “shale revolution” has transformed the economics of oil and gas production in the United States, reversing 40 years of declining crude oil production and dramatically increasing natural gas supply, a trend with far-reaching implications. The United States’ extraordinary success with unconventional resources has prompted many to consider whether other countries with similar unconventional resources will also attain commercial success in developing said resources. According to the U.S. Energy Information Administration (the “EIA”) approximately 80% of global shale resources lie outside the United States. More than half of the shale oil outside the United States is concentrated in Russia, China, Argentina and Libya, while more than half of the shale gas outside the United States is concentrated in China, Argentina, Algeria, Canada and Mexico.

According to the EIA, Argentina was the largest natural gas producer and the fourth largest petroleum and other liquids producer in South America in 2012. As one of the top-five countries in the world with technically recoverable shale resources, we believe that Argentina is well-positioned to attract significant new investment in unconventional development. Furthermore, we believe Argentina is the international market most likely to replicate the success of U.S. shale basins utilizing proven advanced well stimulation techniques.

We believe the experience of the United States during the last ten years provides a model for what is likely to occur in emerging unconventional shale basins such as Argentina. According to Baker Hughes Incorporated (“Baker Hughes”) and management estimates, the drilling rig count in the Eagle Ford shale increased from four rigs and one well stimulation fleet in 2008 to approximately 265 drilling rigs and 87 well stimulation fleets in 2012, a ratio of one well stimulation fleet to every three drilling rigs. The increase in unconventional drilling in the United States has had a dramatic impact on domestic oil and natural gas production and has positioned the United States to significantly reduce its dependence on foreign energy sources.

By comparison, we expect the combination of excellent, high-quality liquid-rich shale (comparable to the Eagle Ford in the United States), manageable logistics/costs, and improving regulatory framework from a supportive, motivated government to drive a similar increase in Argentina’s shale production. According to Baker Hughes, there were 105 drilling rigs operating in Argentina in September 2014, 35 of which we believe are capable of drilling shale wells. Based on recent announcements from several major drilling contractors, there are in excess of 25 drilling rigs currently scheduled to arrive in Argentina in 2015 to participate in the development of shale resources. We are projecting the shale drilling rig count in Argentina to increase to approximately 135 drilling rigs by 2018 and approximately 220 drilling rigs by 2022, thus implying a significant increase in the related demand for well stimulation equipment.

The Eagle Ford experience in the United States would imply that by the end of 2015, 2018 and 2020, 20, 45 and 73 well stimulation fleets, respectively, will be required in Argentina to keep pace with the expected drilling activity. We believe that there are approximately seven unconventional well stimulations fleets currently in Argentina capable of completing large multi stage pressure-pumping jobs. If the experience in the Eagle Ford is indicative of what can be expected in Argentina, this would imply a significant increase in demand for the Company’s services in Argentina over the next several years.

Our Services

Pressure Pumping

Our customers utilize our pressure pumping services to enhance the production of oil and natural gas from formations with low permeability, which restricts the natural flow of hydrocarbons. The technique of well stimulation consists of pumping a fluid into a cased well at sufficient pressure to create new channels in the rock, which can increase the extraction rates and the ultimate recovery of the hydrocarbons. Our equipment is contracted by oil and gas producers to provide this pressure-pumping service, which is referred to as a well stimulation fleet. We offer a state-of-the-art pumping fleet, including well-stimulation pumps, nitrogen pumping units and cranes, in both trailer-mounted and skid-mounted configurations. We expect to have the capability of providing a variety of pressure-pumping services, including workover pumping, well injection, cementing, cased-hole testing, mud displacement, and wireline pump downs.

A portion of our pressure pumping equipment consists of our TPUs, which are powered by remanufactured turbine engines previously used in military applications. Each turbine engine generates in excess of 4,000 horsepower and therefore when operating at 2,000 HHP, the engine is running at less than 50% of its capacity. As a result, these turbine engines have a reputation for reliability and durability. They also weigh less than 1,200 pounds (as compared to a typical reciprocating engine of comparable horsepower which generally weighs approximately 12,000 pounds). The weight differential allows for better use of space on a trailer and more efficient operations. We believe the TPUs are more cost effective to operate and maintain than conventional diesel-powered equipment. Prior field operations with our current TPUs have demonstrated compliance with emission standards for nitrogen oxides (“NOx”) and carbon monoxide under the Tier 4 standards that regulate emissions from certain off-road diesel engines. Turbine engines also have significantly lower methane leakage compared to reciprocating engines.

The following table compares our TPUs to conventional diesel-powered pressure pumping equipment.

	Turbine-Powered	Conventional Diesel-Powered
Multi-Fuel Capability	Natural gas produced onsite (“Field Gas”), LNG, CNG, diesel, or a blend of diesel and natural gas (“Bi-fuel”)	Diesel or Bi-fuel

Emissions (using diesel)	Lower than typical diesel emissions: have met Tier 4 standards for NOx and carbon monoxide	Requires catalytic converter to meet Tier 4 standards (reduces HP, additional cost)

Horsepower (“HHP”) per trailer	4,500 HHP (2 pumps)	2,250 HHP (1 pump)

Major Engine Repair	Generally onsite repair or exchange	Shop

Coiled Tubing

Our customers utilize our coiled tubing services to perform various functions associated with well-servicing operations and to facilitate completion of horizontal wells. Coiled tubing services involve the insertion of steel tubing into a well to convey materials and/or equipment to perform various applications as part of a new completion or the servicing of existing wells, including wellbore maintenance, nitrogen services, thru-tubing services, and formation stimulation using acid and other chemicals. Coiled tubing has become a preferred method of well completion, workover and maintenance projects due to speed, ability to handle heavy-duty jobs across a wide spectrum of pressure environments, safety and ability to perform services without having to shut-in a well. Our coiled tubing capabilities cover a wide range of applications for horizontal completion, workover and well-maintenance projects.

Field Management

We recognize that energy companies are under intense pressure to reduce finding costs while simultaneously coming under heightened environmental scrutiny. We have taken steps to create an innovative methodology for reducing costs, improving efficiencies and increasing resource recovery rates, which incorporates geophysics and various downhole diagnostics tools, including fiber optic acoustic and temperature measurements. Our suite of advanced but fully commercialized technologies can be combined to provide both highly efficient geophysical predictive models to our customers and downhole diagnostic measurements to confirm the accuracy of those predictions.

Our proprietary technologies are used to reduce the number of stages required to optimize production, which can result in a substantial reduction of the environmental footprint and costs of completing a well. Based on many predictive models executed in several of the U.S. shale basins, we believe that the best and most productive stages often occur in brittle and micro-fractured rock formations (“micro-fracture swarms”). These micro-fracture swarms are too small to detect with 3D seismic, but their location can be inferred using a proven attribute analysis combined with core analysis and well diagnostic information. We believe that stimulation efforts in these areas tend to be more effective and frequently result in a better stimulation effort, which in turn produces more hydrocarbons. We also have the capability to monitor the cementing and stimulation operation and the ongoing production results in real time over the life of the well, measuring the type and quantity of inflow from each stimulation stage. This data allows our customers to confirm and refine the predictability of our Geo-Predict® technology and related field services. Once the Geo-Predict® technology and our services are demonstrated to be accurate and reliable in a given area, it then offers compelling opportunities to lower production costs while simultaneously reducing the environmental impact as a result of completing fewer, better targeted stages with less horsepower. In cases where the fiber optic diagnostic system is permanently installed in a well, we believe the information provided allows for proactive management of the well’s performance over the life of the well, including the ability to actively shut off zones with unwanted water flow.

Growth Strategy

Our objective is to be one of the most effective, efficient, and environmentally responsible well stimulation and completions service providers in the world. We intend to prioritize risk management and specialize in the high-end well stimulation market, while seeking to achieve strong operating margins and increased market share generating long-term shareholder value. We intend to build upon our competitive strengths to grow our business and continuously increase our revenues and operating income by executing the following strategies:

Bring best practices and established technologies to capitalize on growth in development of international unconventional resource basins.

Our management team recognizes the importance of product and service differentiation and believes we have secured key technologies that will allow our service offerings to compete directly with larger and more established oilfield service companies currently operating in both the North American and international markets. These technologies include certain proprietary geophysical predictive tools and specialized down-hole tools, which we believe will ultimately allow for targeting of “sweet spots” and a reduction in the number of stimulation stages executed in each well without sacrificing production.

We believe our Company is positioned for growth based on a sound business plan, responsible corporate governance, experienced personnel and growing demand for environmental protection during oil and gas production. We recognize that well stimulation now faces intense environmental scrutiny and have taken steps to ensure that our well stimulation operations offer the most environmentally friendly solutions available in the industry. These techniques combine a number of processes and technologies in a manner that allows for a significant reduction in emissions, the use of water and horsepower while optimizing the number and placement of stimulation stages. In many well completion operations, we believe the following tools or process enhancements will improve the overall economics:

●	Predictive geophysical tools, which allow for the identification of “sweet spots” and efficient stimulation stage placement;

●	Sliding sleeve based perforating and well stimulation system (65% less HHP);

●	Temporary or permanent fiber optic recording system to measure performance of each stage over time, initial and ongoing well integrity, and to track the stimulation process as it occurs; and

●	Empirical diagnostic data gathered to improve and build confidence in the geophysical predictions (goal is fewer stages with same or better production).

Leverage established local relationships in international markets.

We have assembled a team of industry professionals with significant international experience in oilfield services, including key executives with a particular emphasis on the well stimulation business. We are currently conducting operations in Argentina, where our management and operational team have long-standing relationships with customers and energy professionals. We also intend to pursue other markets where our management team has similar relationships so long as those markets meet our investment criteria.

Key ranking criteria for international shale market opportunities.

We evaluate six distinct characteristics in determining the viability of potential new markets for our services:

●	Regional geology. The quality and complexity of the rock, the presence of data about the resources it contains, and the ability to adapt existing technologies to local rock characteristics.

●	Pace of activity. Established energy activity with the prospect of growth in high-volume drilling and well stimulation operations. This may often include a consideration of conventional oil and gas development.

●	Demand for hydrocarbons. Sufficient local demand or, alternatively, established oil and gas distribution networks that can transport resources to consuming markets, either locally or through export.

●	Land access and operability. Developed infrastructure such as roads, rail, housing, fuel, pipelines, water availability, and a strong oil and gas workforce.

●	Local relationships. Established and long-standing relationships with local customers and energy professionals, as well as trusted advisors with an understanding of local laws, business process, tax issues and customary business practice.

●	Business environment. Positive and viable business environment. Manageable local regulations, taxes, security, culture and customary ethics practices. Positive views from the local community and activist organizations.

We believe that it is important to consider each of these factors in addition to fiscal support and the estimated size of the resource base when assessing the viability of unconventional development. Markets that are promising in one category may pose obstacles to investment in other categories. The more factors that are favorable in each prospective location, the more likely that location will qualify as a viable investment opportunity. This process led to our decision to enter the Argentine market as our initial operations focus.

Proactively manage international risk.

Operating in international markets requires us to take on additional risk. We plan to conduct a formal risk assessment whenever considering our entry into new markets. As such, we have established internal controls intended to protect ourselves from foreign market risks, including but not limited to foreign currency exchange, tax, political and economic risks.

Our executive team’s assessment includes an understanding of local laws, regulations, cultures and ethics prior to entering any new market. Additionally, we may seek partners with local relationships and knowledge to reduce risk and to tailor our approach to the specific market. Because emerging markets inherently have rapidly changing risk profiles, we intend to conduct a thorough risk assessment not only prior to entering a new market, but also periodically while conducting operations to identify and address necessary changes.

In connection with these assessments, we believe that we benefit from our association with our largest investor, ACM, an internationally recognized private equity firm dedicated to the emerging markets, which currently has three representatives serving as members of our Board. Based on ACM’s significant ownership interest in us, we believe that they are incentivized to actively support our growth strategy and provide us with their extensive experience in pursuing successful investments in emerging markets.

Competitive Strengths

We believe our significant competitive strengths are as follows:

Ability to identify proven technologies that have high margin applications in international shale basins.

Our management team recognizes the importance of product and service differentiation. We believe that we have identified several key technologies (as well as securing partners with key technologies) that will allow emerging international shale basins to be developed in a cost effective and more ecological manner.

We have assembled a suite of technologies and methodologies designed to generate the empirical data needed to ultimately reduce stages and improve the estimated ultimate recovery. This process starts with our proprietary Geo-Predict® software and interpretation tools, which quickly and cost effectively predict both stimulation hazards and potential “sweet spots” using proven seismic processing and interpretation techniques (step 1 in the diagram below). This enables the operator to assess the locations of zones in the formation where well stimulation is most likely to be effective, potentially reducing the number of stages that must be stimulated, and the associated cost. The wells are then stimulated according to the customer’s plan (step 2 in the diagram below). Our advanced fiber optic acoustic measurement tools or, if more applicable, standard production logging tools can then measure the accuracy of each prediction, by identifying stage-by-stage flow properties on a real-time basis (in the case of fiber optics) (step 3 in the diagram below). The final step in the process involves using the stage-by-stage flow-property data to update the predictive model generated using Geo-Predict® (steps 4 and 5 in the diagram below). After developing sufficient data in a new area, and correlating the best production zones to identifiable markers in the sub-surface model, our Geo-Iteration® process allows our customers to target with confidence those zones which consistently yield strong production results.

The following diagram depicts an overview of our technology platform.

Further, we have secured strategic arrangements with some of the stronger unconventional technology companies currently participating in the development of unconventional shale basins in North America. These include specialized “green” chemical fluid providers, down-hole fiber optic acoustic recording systems, and down-hole sliding-sleeve completion tools. These technologies (both controlled by us and available to us through partnerships or alliances) allow us to present a broad consortium of products and services to our international customers. In addition, we can bring unique value through our turbine powered pumping equipment referred to below.

Differentiated turbine-powered equipment.

Our TPUs have multiple benefits over conventional diesel-powered well stimulation equipment, including:

●	Greater fuel flexibility. Our TPUs can operate on field gas, LNG, CNG, diesel or Bi-fuel, whereas conventional fracturing equipment can generally operate on only diesel or Bi-fuel. We believe our ability to operate our TPUs with various types of fuels, particularly natural gas, will provide significant value for our customers through, among other things, potential cost savings and ease of compliance with increasingly difficult emissions standards. Based on our extensive due diligence and field analysis, we believe that a gas-fired turbine powered pressure pumping crew operating in the U.S. market can save approximately $7 million per year in diesel cost in situations where natural gas is purchased at market prices and diesel costs remain at their five year average of $3.50 per gallon. With lower prices for diesel as a result of the current oil price decline, the savings are reduced proportionately. In other situations, where natural gas is otherwise being flared, the annual potential savings are much greater. In the international markets where diesel fuel can be 2-3 times more expensive than in the United States, we estimate that this equipment could potentially save a customer $14-21 million per year on fuel for a single pressure pumping fleet.

●	Lower emissions. Our TPUs, even when running on diesel fuel, produce lower emissions than conventional diesel-powered fracturing equipment and currently are 60% below the Tier 4 standards for NOx and carbon monoxide gas emissions. Also, the methane release from turbine powered engines is almost non-existent as compared to releases from even the best diesel or Bi-fuel engine. Finally, the opportunity to use field gas enables our customers to reduce their “flaring” of natural gas, a source of GHG’s and a waste of a valuable resource that is subject to increasing regulatory scrutiny in the United States and elsewhere.

●	Smaller footprint. Our TPUs are uniquely outfitted with twin triplex pumps capable of generating 4,500 total HHP from each trailer, whereas conventional configurations allow for only a single diesel-powered pump (1,800-2,500 total HHP) on a trailer, thus substantially reducing footprint.

●	Easier major engine repair or replacement. Because our turbine engines are much smaller and lighter than conventional diesel engines, we have the option to repair or replace turbine engines onsite, whereas a repair or replacement of a diesel engine generally requires transporting such engine to a repair shop. If we elect to deploy some or all of our TPUs in Argentina, we have identified an Argentina based maintenance company to provide repair and maintenance services.

Highly experienced leadership team that have successfully built, operated, and sold other oilfield service companies.

Members of our executive leadership team bring an average of over 25 years of experience in the energy sector, and maintain long-standing relationships with many leading public and private exploration and production companies in the United States and in international markets.

Our management and operational team have extensive industry experience providing field management and well stimulation services to exploration and production companies in both international and domestic markets. We believe that we are well-staffed to execute our business plan in active shale and unconventional oil and natural gas basins located outside the United States. We plan to utilize our strategic relationships to develop oilfield service business opportunities initially in Latin America, with a particular focus in Argentina, Mexico and Colombia. Members of our management team have been involved with establishing oil-service businesses (including geophysical, offshore drilling, and well-stimulation) in Algeria, Argentina, Australia, Brazil, Cananda, China, Colombia, Egypt, Indonesia, Iraq, Kazakhstan, Malaysia, Mexico, Mozambique, Nigeria, Norway, Oman, Peru, Saudi Arabia, Turkey and the UAE, the UK and the United States.

Industry leading strategic partner with international experience.

ACM, an internationally recognized private equity firm dedicated to the emerging markets, currently has three representatives serving as members of our Board. Based on ACM’s significant ownership interest in us, we believe that they are incentivized to actively support our growth strategy and provide us with their extensive experience in pursuing successful investments in emerging markets.

Customers

Our customers consist primarily of international oil and gas exploration and production companies including national oil companies, local privately held exploration and production companies and, on occasion, other service companies that have contractual obligations to provide well stimulation and completion services. Demand for our services depends primarily upon the capital spending of oil and gas companies and the level of drilling activity in international markets. To date, substantially all our revenue generated is attributable to four customers, including YPF and three privately-held local exploration and production companies.

Competition

We operate in a highly competitive environment. Our competitors include Schlumberger, Halliburton, Weatherford, Baker Hughes, Calfrac, Pride San Antonio and other oilfield service companies. We compete with these companies in substantially all of our current markets. We believe that in the future we will face increased competition from these competitors as our Company and these competitors expand their operations. At this time, we believe that there are insufficient services being offered locally in Argentina to service a major unconventional field, but there can be no assurance that additional competitors will not enter markets served or proposed to be served by us. Most of the entities against which we compete, or may compete, are larger and have greater financial resources than our Company. No assurance can be given that increased competition will not have an adverse effect on our Company.

Suppliers and Raw Materials

We are acquiring well stimulation fleets from well-established manufacturers of such equipment in order to assure we operate reliable and high-performing fleets with the capability to meet the most demanding pressure and flow rate requirements in the field. We have purchased equipment from Stewart & Stevenson Manufacturing Technologies LLC, one of the most highly-regarded manufacturers of well stimulation equipment in the United States, and a local Argentine manufacturer, which we believe to be currently the only significant manufacturer of such equipment in Argentina. We have also purchased 12 trailers with 24 triplex pumps (TPUs) from a private company. This equipment was manufactured by Turbine Powered Technology, LLC located in Abbeville, Louisiana.

We intend to purchase or lease well stimulation equipment for our contracts outside the United States as contracts are secured. In addition, we have and may continue to pursue opportunities to acquire well stimulation and coiled tubing assets or businesses currently operating in the United States, with the goal of eventually relocating such assets to faster-growing or higher-margin international markets. We believe that well stimulation and coiled tubing equipment may be available from time to time at favorable prices given the volatility of commodity prices in the United States.

Environmental Regulation

Our operations and the operations of our customers are subject to increasingly stringent laws and regulations relating to importation and use of hazardous materials, radioactive materials and explosives and to environmental protection, including laws and regulations governing air emissions, well stimulation and pressure pumping, water discharges, wetlands or land use practices, waste management, and the release of hazardous substances into the environment. We incur, and expect to continue to incur, capital and operating costs to comply with environmental laws and regulations. The technical requirements of these laws and regulations are becoming increasingly complex, stringent and expensive to implement. In addition, these laws may provide for “strict liability” for remediation costs, damages to natural resources or threats to public health and safety. Strict liability can render a party liable for damages without regard to negligence or fault on the part of the party. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of orders enjoining some or all of our customers’ operations in affected areas.

Current or future legislation, regulations and enforcement initiatives may curtail production and demand for hydrocarbons such as oil and natural gas in areas of the world where our customers operate and thus adversely affect future demand for our services, which may in turn adversely affect future results of operations.

Well Stimulation

Many national, provincial, and local governments and agencies have adopted laws and regulations or are evaluating proposed legislation and regulations that are focused on the extraction of shale gas or oil using well stimulation, which is part of the well stimulation services we provide to our customers. Well stimulation is a stimulation treatment routinely performed on oil and gas wells in low-permeability reservoirs. Specially engineered fluids are pumped at high pressure and rate into the reservoir interval to be treated, causing cracks in the target formation. Proppant, such as sand of a particular size, is mixed with the treatment fluid to keep the cracks open when the treatment is complete. In response to concerns related to potential impacts to the environment and natural resources from well stimulation, governmental authorities have issued new rules and regulations governing the practice, and are also pursuing studies related to its potential effects. Also, some national, state, and local governments have adopted bans or other measures restricting well stimulation activities. For example, the Province of Neuquén in Argentina, where we operate, has approved a set of rules regarding the extraction of shale oil and gas. These rules require, amongst other things, that operators performing well stimulation obtain permits prior to commencing drilling activities and file reports with the provincial government regarding the chemicals used in the well stimulation process and an analysis of the flowback water returning to the surface. In addition, several other provinces and local governments have voted to ban well stimulation within their borders, and some groups continue to advocate for a national ban on well stimulation in Argentina.

Future well stimulation-related legislation or regulations that further restrict or prohibit such activities could lead to operational delays and increased costs for our operations or the operations of our customers. Any adverse impacts on the operations of our customers could in turn reduce demand for our services. If such additional legislation or regulations are enacted, it could adversely affect our financial condition, results of operations and cash flows.

Climate Change

International, national, and state governments and agencies are currently evaluating and promulgating legislation and regulations that are focused on restricting emissions commonly referred to as GHG emissions in response to concerns that GHGs contribute to climate change. For example, in the United States, the EPA has taken steps to regulate GHGs as pollutants under the federal Clean Air Act. The EPA’s “Mandatory Reporting of Greenhouse Gases” rule established in 2010 provided a comprehensive national scheme of regulations that require monitoring and reporting of GHG emissions, including emissions from the oil and gas industry.

International developments focused on restricting the emission of carbon dioxide and other gases include the Copenhagen Accord (an internationally applied protocol, which has been ratified by several countries in Latin America and is a continuation of the Kyoto Protocol) and the European Union’s Emission Trading System. Argentina, Brazil, and Mexico have all committed to reducing GHG emissions, either through the deployment of renewable energy sources or through the use of a cap and trade program. Such programs place a cap on GHG emissions at certain sources and require those sources to purchase allowances for emissions above their cap. The adoption of legislation or regulatory programs to reduce emissions of GHGs could require us or our customers to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. In addition, current or future legislation, regulations and developments may curtail production and demand for hydrocarbons such as oil and natural gas in areas of the world where our customers operate and thus adversely affect future demand for our services, which may in turn adversely affect future results of operations.

Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations and the operations of our customers.

Employees

As of today we have 54 employees, 52 of which are full-time employees, and 5 consultants. Thirty-four of our employees located in Argentina are covered by two collective bargaining agreements, one with Petroleros Privados – vigencia (Petroleum Skill workers union) and the other with Petroleros Jerárquicos – vigencia 31/12/2012 (Petroleum hierarchy workers union). Both collective bargaining agreements expire on March 31, 2015 and the new agreements are currently being negotiated by the unions.

Intellectual Property

We have registered or filed for registration with the United States Patent and Trademark Office for the following trademarks: Geo-Predict® and Geo-Iteration®. We have not filed any applications for the registration of our trademarks in foreign jurisdictions, but may do so in the future as we deem necessary to protect our business.

Operating Risk and Insurance

We maintain insurance coverage of types and amounts that we believe to be customary and reasonable for companies of our size and with similar operations. In accordance with industry practice, however, we do not maintain insurance coverage against all of the operating risks to which our business is exposed. Therefore, there is a risk our insurance program may not be sufficient to cover any particular loss or all losses. Currently, our insurance program includes, among other things, general liability, umbrella liability, sudden and accidental pollution, personal property, vehicle, workers’ compensation, and employer’s liability coverage. Our insurance includes various limits and deductibles or retentions, which must be met prior to or in conjunction with recovery.

Recent Developments

QM Purchase Order

On October 10, 2014, a subsidiary of ours entered into a purchase order with QM Equipment SA for the purchase of well stimulation equipment for a total purchase price of approximately $8,793,245, of which $6,155,271 will be due and payable when the equipment is delivered. The current estimated delivery date is December 2015.

GBCI Purchase Agreement

On October 10, 2014, we entered into an equipment purchase agreement with Gordon Brothers Commercial & Industrial, LLC for the purchase of the TPUs, certain spare parts and inventory for a total purchase price of approximately $6,500,000, of which $4,100,000 has been financed until April 1, 2015, upon which time the entire amount, including any accrued interest, will become due and payable. On March 12, 2015, we amended the agreement to add a blender, two data vans and a manifold at an increased cost of $400,000, to defer the due date of the final payment until March 31, 2016, and to provide for monthly installment payments of $50,000 beginning in May 2015.

ACM Convertible Note

On October 29, 2014, we elected to draw the remaining $10,136,115 under the Convertible Note issued to ACM as referenced in “Certain Relationships and Related Party Transactions and Director Independence” below. These funds will be used to supplement cash flow from operations and to finance various capital expenditures to be incurred over the next three quarters.

Revenue Milestone

On February 4, 2015, we announced that the Company has generated over one million dollars in oilfield service revenue since its equipment became operational in mid-December 2014.

Equity Offering

On February 19, 2015, the Company sold 1,051,376 registered securities of common stock at a price of $5.75 for gross proceeds to the Company of $6,045,412.

Corporate History

Vision Global Solutions, Inc.” (“Vision”), was formed as a Nevada corporation on January 7, 2005. On December 11, 2013, Vision acquired FracRock International, Inc., a privately held Delaware corporation (“FRI”), which resulted in a change of control of the Company. Pursuant to that certain Agreement and Plan of Reorganization dated as of September 18, 2013, by and among Vision, FRI Merger Sub, Inc., a newly formed wholly owned Delaware subsidiary of Eco-Stim (“MergerCo”), and FRI, MergerCo merged with and into FRI, with FRI surviving the merger as a wholly owned subsidiary of the Company, which was re-named Eco-Stim Energy Solutions, Inc (the “Merger”). On May 5, 2014, FRI merged with and into Eco-Stim, with Eco-Stim surviving the Merger.

Frac Rock International, Inc., a predecessor of our Company, was incorporated as a British Virgin Island company (“FRIBVI”) on December 30, 2011. On October 4, 2013, FRIBVI merged with and into FRI pursuant to an Amended and Restated Agreement and Plan of Merger.

Corporate Information

We are a Nevada corporation. Our principal executive offices are located at 2930 W. Sam Houston Pkwy N., Suite 275 Houston, Texas 77043 and our main telephone number at that address is (281) 531-7200. Our website is available at www.ecostim-es.com. Information contained on or available through our website is not part of or incorporated by reference into this Form 10-K or any other report we may file with the Securities and Exchange Commission (the “SEC”).

We file our reports, proxy statements and other information with the SEC. You can read and copy these reports, proxy statements and other information concerning Eco-Stim at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. Please call the SEC at 1-800-SEC-0330 for further information about the operation of the SEC’s Public Reference Room. The SEC also maintains an internet site that contains all reports, proxy statements and other information that we file electronically with the SEC. The address of that website is http://www.sec.gov.

INDUSTRY

Industry Overview

The pressure pumping industry provides well stimulation services to oil and natural gas companies. Well stimulation involves pumping a fluid down a perforated well casing, sliding sleeve or tubing under high pressure to cause the underground formation to crack, allowing the oil or natural gas to flow more freely. A propping agent is suspended in the fracturing fluid and props open the cracks caused by the well stimulation process in the underground formation. Proppants generally consist of sand, bauxite, resin-coated sand or ceramic particles.

We believe the two main factors influencing demand for well stimulation services are (1) the level of horizontal drilling activity by oil and natural gas companies, and (2) the stimulation requirements of the well being drilled, including the number of fracturing stages and the type and volume of fluids, chemicals and proppant pumped per stage. When drilling a horizontal well, the operator drills vertically into the formation and “steers” the drill string to create a horizontal section of the wellbore inside the target formation, which is referred to as a “lateral.” This lateral is divided into “stages,” which are isolated zones that focus the high-pressure fluid and proppant being pumped into the well into distinct portions of the wellbore and surrounding formation.

Over the last decade, technological advancements in horizontal drilling and multi-stage well stimulation have brought about a shift from the development of conventional oil and natural gas resources to the exploitation of the vast resource potential available across many of North America’s unconventional resource basins. These unconventional resources are characterized by shale formations spanning large areas, which in most cases require some form of stimulation to produce commercial amounts of hydrocarbons. These advanced completion techniques have allowed oil and natural gas producers to extract hydrocarbons from both conventional and unconventional resources that were previously thought to be uneconomic, resulting in significant increases in unconventional drilling activity. Moreover, operators are now also revisiting long-producing properties and redeveloping them using horizontal directed drilling that allows for longer horizontal laterals and more stages in stimulating the wells.

Longer laterals have resulted in operators increasing the number of stages per well, which has enhanced production rates while improving well economics. The total number of stages performed has been steadily rising over the last few years. According to PacWest Consulting Partners, the U.S. land market completed a record 375,000 stages in 2013, with demand for well stimulation services in the U.S. land market expected to increase by 5% in 2014 and an additional 3% in 2015.

According to the EIA, approximately 80% of global shale resources lie outside the United States. More than half of the shale oil outside the United States is concentrated in Russia, China, Argentina and Libya, while more than half of the shale gas outside the United States is concentrated in China, Argentina, Algeria, Canada and Mexico.

Selected Estimated Technically Recoverable Shale Oil and Shale Gas Resources

Source: EIA

Shale development activity has progressed at a modest pace in many international regions due to several critical factors, including relatively poorly understood geology, prohibitive well costs, lack of government incentives and pipeline infrastructure, and various other environmental and social considerations. Given the variation across the world’s shale in both geology and above-ground conditions, the extent to which global resources will prove to be economically recoverable is not clear. The market impact of shale resources outside the United States will depend on their own production costs and volumes.

According to the EIA, Argentina ranks in the top tier of unconventional shale opportunities outside of the United States.

Size of Potential Resources

Source: EIA

Though many locations around the world that have both a wealth of unconventional resources and regimes that support investment, actual unconventional activity varies widely. To date, according to Morgan Stanley, significant commercial success outside the North American market has only been achieved in Argentina and China.

Of those countries with substantial shale potential, Argentina’s improving regulatory framework and favorable geological fundamentals has shown the most significant promise. In its most recent report, the EIA/Advanced Resources International, Inc. listed Argentina as possessing the world’s third-largest shale potential, with technically recoverable resources of 27 billion barrels of oil equivalent of shale oil and 802 trillion cubic feet of shale natural gas. Despite the challenging macro-political situation of the country, the attractiveness of below-ground fundamentals has been enough to spark a wave of investments. More specifically, the high-quality liquids-rich Vaca Muerta in the Neuquén Basin has been identified as one of the most promising areas in Argentina’s shale formations in terms of both size and hydrocarbon quality, including areas that are more “oily,” thus presenting better economics. By itself, Vaca Muerta represents approximately 40% of the country’s total estimated shale gas resources and approximately 60% of its total estimated shale oil.

The map below illustrates the identified shale basins within the country of Argentina.

Argentina’s Shale Basins

BOLIVIA
PARAGUAY
BRASIL
NOROESTE
CHACO
PARANAENSE
URUGUAY
CUYANA
VACA MUERTA
PLAY
CHILE
NEUQUINA
GOLFO
SAN JORGE
AUSTRAL
SOUTH PACIFIC OCEAN
SOUTH ATLANTIC OCEAN

Source: YPF

Neuquén is an established basin with significant conventional oil and gas production and existing infrastructure, including roads, pipelines and railways. There is also an existing oil and gas workforce in Neuquén; however, the new technologies associated with developing unconventional resources will require new training of the workforce. In addition, the prevalence and power of unions across all aspects of the operation—from transport to fracturing services—are likely to contribute to the cost and complexity of developments.

As illustrated in the charts below, the Vaca Muerta resource basin has similar characteristics to one of the richest drilling areas in the United States, the Eagle Ford basin in Texas. It is sufficiently thick and rich in liquid resources to foresee a consistent output.

Comparing the Vaca Muerta to the Eagle Ford

Source: YPF

Heavily regulated, Argentina has traditionally been a challenging environment for foreign investment. Energy sector policies have limited the industry’s attractiveness to private investors while shielding Argentina consumers from rising prices. Consequently, domestic demand for energy has grown rapidly while production of both petroleum and other liquids and natural gas has declined – leading Argentina to depend increasingly upon energy imports. In order to ensure that domestic demand is met, crude oil is subject to export taxes and restrictions on export volumes, which limit the profits that companies are able to generate from selling Argentine production abroad.

However, with production falling significantly and imports increasing over the last five years, the Argentine government is committed to developing its unconventional resources and has begun to offer attractive investment incentives in the energy sector. For example, Argentina initiated a new oil and gas promotion regime in 2013 that includes exemptions from the export tax for up to 20% of production after five years from the start of each project with a total five-year investment over $1 billion. In October 2014, the government passed a new hydrocarbon law which reduced the minimum five-year investment to $250 million. In addition, the maximum royalty due to the provincial government was capped at 12% while the holding period for concessions was extended to as much as 35 years. The government has also passed laws to eliminate the customs duties on drilling equipment under certain circumstances, which we believe is an effort to reduce obstacles to the development of the shale resources in the country.

As a result of these legal changes, there have been several announcements from major drilling contractors related to more than 25 drilling rigs which are currently scheduled to arrive in Argentina in 2015 to participate in the development of shale resources. In this early phase of exploration, understanding of the Vaca Muerta opportunity requires sound application of environmentally conscious principles, while focusing on appropriate shale play analogues to Argentine basins such as the Eagle Ford in the United States. As new data becomes available, close work between the different disciplines is paramount. Technological integration, as well as an understanding of local variability within an area of interest, will play a key role in the identification of the sweet spots and the cost-efficient de-risking of the play.

The support for the development of Argentina’s resource basins is now considered of national interest. Since 2009, Argentina has begun to import energy from outside the country. The need to purchase energy from outside the country has continued to accelerate for the past five years culminating with an import of over $10 billion in natural gas and LNG during 2013, according to Instituto Nacional de Estadística y Censos (INDEC). This situation has created a significant trade imbalance and has put pressure on the local currency as Argentina’s dollar reserves have dwindled from over $40 billion a few years ago to less than $28 billion today, according to the International Monetary Fund. We believe this situation is unsustainable and will further support the development of the Vaca Muerta shale resource as well as other resource basins in the country.

Recent Industry Trends

We believe the following principal trends are positively correlated to increasing demand for our services while facilitating implementation of our business strategy:

Ongoing, sustained development of existing and emerging unconventional resource basins.

We believe the continued development of unconventional resource basins will be in the national interest of the countries in which those basins are located. We expect the long-term capital for their development will be provided in part by the participation of large exploration and production companies that have made and continue to make significant capital commitments through joint ventures and direct investments in North American and international unconventional basins. The nationally owned oil and gas companies, in particular, are focused on growing oil and gas production in the local communities in which they operate. We believe that these companies are less likely to materially alter their drilling programs in response to short-term commodity price fluctuations given the focus on the national interests in securing long-term supply of oil and gas.

Increased focus on international development of unconventional resources.

Unconventional resources, specifically shale gas, tight gas, shale oil and tight oil, have revolutionized the energy landscape in the United States, using new technologies such as horizontal drilling and well stimulation to access previously unavailable resources. Oil and natural gas companies have begun to apply the knowledge gained through the extensive development of unconventional resource basins in the United States to international resource basins, including in Latin America. With an improving regulatory framework and favorable geological fundamentals, we believe Argentina is well-positioned to exploit its oil and natural gas resources. Favorable test results have subsequently led Chevron Corp., Royal Dutch Shell Plc, Total S.A., ExxonMobil Corporation and YPF among others to announce development plans in the region.

Constrained supply of well stimulation fleets in emerging markets.

The supply of well stimulation fleets, proppants, replacement and repair parts and other products has not kept up with the increased demand in many emerging international shale basins where horizontal drilling is expanding rapidly. Many established service companies lack a local presence in emerging markets, while some local service companies lack the requisite expertise. As a result, we believe there are insufficient oilfield services presently being offered on the necessary scale in Argentina and other emerging markets to meet anticipated growth in drilling activities, despite the vast unconventional resource potential that exists.

Increasing awareness for more efficient and economical solutions to develop shale resources.

Well stimulation now faces intense environmental scrutiny, particularly in international markets, that may require well stimulation operations to offer certain ecological protection during oil and gas production. As a result, there has been enhanced interest in technologies allowing for the use of natural gas as fuel, a significant reduction in surface footprint of operations, and overall reduction in the use of fuel, water and horsepower while optimizing the number and placement of stages.

Item 1A. Risk Factors

An investment in our common stock involves a number of risks. You should carefully consider the risks described in “Risk Factors,” in addition to the other information contained in this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before investing in our common stock. These risks could materially affect our business, financial condition and results of operations, and cause the trading price of our common stock to decline. You could lose part or all of your investment. You should bear in mind, in reviewing this Form 10-K, that past experience is no indication of future performance. You should read the section titled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this Form 10-K.

Risks Related to Our Business

We have limited operating history and only minimum revenues.

We have a limited operating history and, accordingly, we are subject to substantial risks inherent in the commencement of a new business enterprise. We are an early stage, technology-driven independent oilfield service company providing well stimulation, coiled tubing and field management services to the upstream oil and gas industry with a focus on improving the ecological and economic aspects of the process. Our Company’s primary focus will be on the most active shale and unconventional oil and natural gas basins outside the United States, commencing with Argentina. To date, we have only generated minimal revenue from our consulting and field management operations. There can be no assurance that we will be able to successfully generate additional revenues, or attain operating profitability. Additionally, we have a very limited business history that investors can analyze to aid them in making an informed judgment as to the merits of an investment in our Company. Any investment in our Company should be considered a high-risk investment because the investor will be placing funds at risk in our Company with unforeseen costs, expenses, competition, and other problems to which new ventures are often subjected. Investors should not invest in our Company unless they can afford to lose their entire investment. As we are early in the revenue-generation process, our prospects must be considered in light of the risks, expenses, and difficulties encountered in establishing a new business in a highly competitive industry.

We have limited sources of liquidity.

We require substantial capital to pursue our operating strategy. As we have limited internal sources of liquidity, we will continue to rely on external sources for liquidity for the foreseeable future.

We participate in a capital-intensive industry, and we may have capital needs for which our internally generated cash flows and other sources of liquidity may not be adequate.

We have substantial future capital requirements, including the need to fund growth through acquisition of additional equipment and assets, working capital and capital expenditures and debt service obligations. Since December 2013, our operation and growth has been funded primarily by proceeds from various equity and debt offerings and more recently by cash flows from operations. Our ability to fund operations, and to fund planned and committed 2015 capital expenditures will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions, market conditions in the exploration and production industry and financial, business and other factors, many of which are beyond our control. Although we believe we are well-positioned to finance our future growth, if we are unable to generate sufficient cash flows or to obtain additional capital on favorable terms or at all, we may be unable to continue growing our business or to sustain or increase our current level of profitability. Our inability to grow our business may adversely impact our ability to sustain or improve our profits. Moreover, if we cannot generate sufficient cash flows or otherwise secure sufficient liquidity to support our capital requirements, we may not be able to meet our payment obligations which could have a material adverse effect on our results of operations or liquidity.

We may not be able to renew our existing agreements on attractive terms or at all, which could adversely impact the results of operations, financial condition and cash flows.

We can provide no assurance that we will be able to successfully fulfill, renew or replace our existing agreements with new agreements on or prior to their expiration on terms satisfactory to us or the operator or that we will be able to continue to provide services under those existing contracts without service interruption. If we are not able to either renew or enter into additional service contracts, the results of operations, financial condition and cash flows could be adversely impacted.

We are dependent on entering into additional service contracts to grow our business.

Our customers may choose to integrate their operations vertically by purchasing and operating their own well stimulation fleet, expanding the amount of well stimulation equipment they currently own or using alternative technologies for enhancing oil and gas production.

Our customers may choose to integrate their operations vertically by purchasing and operating their own well stimulation fleets in lieu of using our well stimulation services. Currently, the availability of attractive financing terms from financial institutions and equipment manufacturers facilitates this possibility by making the purchase of individual well stimulation equipment increasingly affordable to our customers. In addition, there are other technologies available for the artificial enhancement of oil and natural gas production and our customers may elect to use these alternative technologies instead of the well stimulation services we provide. Such vertical integration, increases in vertical integration or use of alternative technologies could result in decreased demand for our well stimulation services, which may have a material adverse effect on our business, results of operations and financial condition.

Our customer base is concentrated within the oil and natural gas production industry, and loss of a significant customer or the existing customer contracts could cause our revenue to decline substantially and adversely affect our business.

Our business is and will be highly dependent on existing agreements and the relationships with potential customers and technology partners. Revenues from these potential customers and revenues from joint ventures are expected to represent a substantial portion of our total future revenues. A reduction in business from any of these arrangements resulting from reduced demand for their own products and services, a work stoppage, sourcing of products from other suppliers or other factors could materially impact our business, financial condition and results of operations. In addition, the inability of suppliers to timely deliver the required equipment for the new well stimulation fleets could have a material adverse impact on our ability to perform under the existing agreements. We expect that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. Our existing agreements do not obligate any of those prospective customers to use our products and services. In addition, the existing agreements contain provisions whereby the customers may terminate the agreement in the event we are unable to perform under the terms of the contract or make adjustments to service and/or materials fees payable thereunder based on changing market conditions. The existing agreements are also subject to termination by customers under certain circumstances, and any such termination could have a material adverse effect on our business.

We may have difficulty managing growth in our business, which could adversely affect the financial condition and results of operations.

We do not have highly sophisticated systems to forecast our future revenue or profitability and therefore could experience difficulty in managing our growth and associated working capital needs.

Our ability to operate successfully depends on the availability of water.

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

Pressures stemming from fluctuating market conditions and oil and natural gas prices may make it increasingly difficult to maintain the pricing on our core services. We have faced, and will likely continue to face, pricing pressure from the competitors. If we are unable to maintain pricing on our core services, our financial results will be negatively impacted.

The activity level of our customers, spending for our products and services, and payment patterns may be impacted by any deterioration in the credit markets.

Many of our potential customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. In late 2008 and early 2009, there was a significant decline in the credit markets and the availability of credit, the effects of which may continue to be felt in 2015. Additionally, many of our potential customers’ equity values substantially declined. The combination of a reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in a significant reduction in our potential customers’ spending for our products and services.

In addition, the same factors that may lead to a reduction in our potential customers’ spending also may increase the exposure to the risks of nonpayment and nonperformance by the customers. A significant reduction in our customers’ liquidity may result in a decrease in their ability to pay or otherwise perform their obligations to us. Any increase in nonpayment or nonperformance by our customers, either as a result of recent changes in financial and economic conditions or otherwise, could have an adverse impact on the operating results and adversely affect the liquidity.

Because we rely on a limited number of customers for the well stimulation services, the change in ownership and management of any such customer may adversely affect our business, financial condition and results of operations.

Any indebtedness we incur could restrict our operations and make us more vulnerable to adverse economic conditions.

We anticipate securing growth capital through lease financing or other long-term financing arrangements. Our expected future needs for financing for equipment acquisition and working capital may adversely affect operations and limit our growth, and we may have difficulty making debt service payments on our indebtedness as such payments become due.

Covenants in our debt agreements restrict our business in many ways.

Our convertible note facility contains restrictive covenants. These covenants include, but are not limited to, requirements to reserve shares issuable for payment of the outstanding balance on the convertible note, maintain specific account balances, and comply with the operating budget. Additionally, the covenants include, but are not limited to, restrictions on incurring certain types of additional debt, engaging in transactions with affiliates, selling assets, making unapproved capital expenditures and entering into certain lease agreements.

A breach of any of these covenants could result in a default under our note facility. Upon the occurrence of an event of default under our convertible note facility, ACM may accelerate payment under a Convertible Note Facility Agreement (the “Note Agreement”) in accordance with its terms. If we were unable to repay those amounts, ACM could proceed against the collateral granted to them to secure that indebtedness.

We have pledged a significant portion of our and our subsidiaries’ assets as collateral under our note facility. If ACM accelerates the repayment of borrowings under our note facility, we cannot assure you that we will have sufficient assets to repay indebtedness under such facilities and our other indebtedness.

We may not be able to provide services that meet the specific needs of oil and natural gas exploration and production companies at competitive prices.

The markets in which we operate are highly competitive and have relatively few barriers to entry, and the competitive environment has intensified as recent mergers among exploration and production companies have reduced the number of available customers. The principal competitive factors in the markets in which we operate are product and service quality and availability, responsiveness, experience, technology, equipment quality, reputation for safety and price. We compete with large national and multi-national companies that have longer operating histories, greater financial, technical and other resources and greater name recognition than we do. Our initial well stimulation fleet currently does not have sufficient HHP to enable us perform the largest well stimulation jobs.

The inability to control the inherent risks of acquiring and integrating businesses in the future could adversely affect our operations.

If we choose to grow our business through acquisitions or mergers, it is possible that companies acquired or merged into our Company may have internal control weaknesses or risks that were not identified prior to such acquisitions or mergers and such weaknesses or risks could adversely affect us and our operations.

Our business depends upon our ability to obtain specialized equipment from suppliers and key raw materials on a timely basis.

If our current suppliers are unable to provide the necessary raw materials (including, for example, proppant and chemicals) or finished products (such as the new equipment) or otherwise fail to deliver products timely and in quantities required, any resulting delays in the provision of services could have a material adverse effect on our business, financial condition, results of operations and cash flows. During the past few years, our industry faced sporadic proppant shortages associated with pressure pumping operations, requiring work stoppages that adversely impacted the operating results of several competitors.

The Chairman of the Board allocates part of his time to other companies.

Mr. Bjarte Bruheim, the chairman of the Board, is also the chairman of the board of directors of other companies and became Chief Executive Officer of one such company in January 2015. Mr. Bruheim allocates his time between the affairs of Eco-Stim and the affairs of these other companies. This situation presents the potential for a conflict of interest for Mr. Bruheim in determining the respective percentages of his time to be devoted to the affairs of Eco-Stim and the affairs of others. In addition, if the affairs of these other companies require him to devote more substantial amounts of his time to the affairs of the other companies in the future, it could limit his ability to devote sufficient time to our affairs and could have a negative impact on our business.

Unexpected equipment malfunctions, catastrophic events and scheduled maintenance may lead to decreased revenue and reduce our cash flows.

As of the date of this report, our performance is primarily dependent upon the efficient and uninterrupted operation of our sole pressure pumping fleet, which commenced operation in Argentina in December 2014, and our coiled tubing equipment. If any core equipment experiences unanticipated disruption due to an accident, mechanical failure or other unforeseen event such as a fire, explosion, violent weather conditions or unexpected operational difficulties, or if we have to schedule a temporary shutdown to perform maintenance on any of our core equipment, our ability to provide timely services to our customers could be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The management of our Company is important to our success because they have been instrumental in setting our strategic direction, operating the business, identifying, recruiting and training key personnel, and identifying expansion opportunities. Losing the services of any of these individuals could adversely affect our business until a suitable replacement could be found. We do not maintain key man life insurance on any of our management. As a result, we are not insured against any losses resulting from the death of our key employees.

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

The petroleum and oil-service industries in Argentina, where we operate, and other countries are unionized, and it is likely that we may experience work stoppages or other labor disruptions from time to time. At December 31, 2014, approximately 63% of our employees were represented by two labor unions in Argentina and our collective bargaining agreements, both of which expire on March 31, 2015, are currently being renegotiated by the unions. No assurance can be given that the collective bargaining agreements will be successfully extended or renegotiated as they expire from time to time. If any collective bargaining agreement is not extended or renegotiated, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage or interruption, we could experience a significant disruption of, or inefficiencies in, our operations or incur higher labor costs, which could have a material adverse impact on our combined results of operations and financial condition by disrupting our ability to perform well stimulation or pressure pumping and other services for the customers under our service contracts. Moreover, unionization efforts have been made from time to time within the industry, with varying degrees of success. Any such unionization could increase our costs or limit our flexibility.

If we become subject to warranty and similar claims, they could be time-consuming and costly to defend.

Errors, defects or other performance problems in the products that we sell or services that we offer could result in our customers seeking damages from us for losses associated with these errors, defects or other performance problems.

Our business involves certain operating risks and our insurance coverage or proceeds, if any, may not be adequate to cover all losses or liabilities that we might incur in our operations.

The technical complexities of our operations are such that we are exposed to a wide range of significant health, safety and environmental risks. Our services involve production-related activities, radioactive materials, explosives and other equipment and services that are deployed in challenging exploration, development and production environments. An accident involving our services or equipment, or a failure of a product, could cause personal injury, loss of life, damage to or destruction of property, equipment or the environment, or suspension of operations. Our insurance policies may not protect us against liability for some kinds of events, including events involving pollution, or against losses resulting from business interruption. Moreover, we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any damages caused by our services or products that are not covered by insurance, or are in excess of policy limits or are subject to substantial deductibles, could adversely affect our financial condition, results of operations and cash flows.

A terrorist attack or armed conflict could harm our business.

Geopolitical and terrorism risks continue to grow in a number of key countries where we do business. Geopolitical and terrorism risks could lead to, among other things, a loss of our investment in the country, impairment of the safety of our employees and impairment of our ability to conduct our operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, (“NOLs”), and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may have previously experienced, and may in the future experience, one or more “ownership changes,” including in connection with this public offering. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

Risks Related to Our Operations in Argentina and Other Foreign Jurisdictions

Our business is largely dependent upon economic conditions in Argentina.

Substantially all of our initial operations and customers are located in Argentina, and, as a result, our business is to a large extent dependent upon economic conditions prevailing in Argentina. The Argentine economy has experienced significant volatility in past decades, including numerous periods of low or negative growth and high and variable levels of inflation and devaluation. Argentina’s gross domestic product grew at an average annual real rate of approximately 8.5% from 2003 to 2008, although the growth rate decelerated to 0.9% in 2009 as a result of the global financial crisis, but recovered in 2010 and 2011, growing at an annual real rate of approximately 9%, according to preliminary official data. In 2013, the Argentine economy grew at a rate of 3% on an annualized basis compared to 1.9% in 2012. No assurances can be given that the rate of growth experienced over past years will be achieved in subsequent years or that the economy will not contract. If economic conditions in Argentina were to slow, or contract, or if the Argentine government’s measures to attract or retain foreign investment and international financing in the future are unsuccessful, such developments could adversely affect Argentina’s economic growth and in turn affect our financial condition and results of operations.

Argentine economic results are dependent on a variety of factors, including (but not limited to) the following:

●	international demand for Argentina’s principal exports;

●	international prices for Argentina’s principal commodity exports;

●	stability and competitiveness of the Argentine Peso against foreign currencies;

●	levels of consumer consumption and foreign and domestic investment and financing; and

●	the rate of inflation.

In recent years, Argentina has confronted inflationary pressure. According to inflation data published by the National Statistics Institute (Instituto Nacional de Estadística y Censos, INDEC), from 2008 to 2012, the Argentine consumer price index increased 7.2%, 7.7%, 10.9%, 9.5% and 10.8%, respectively; the wholesale price index increased 8.8%, 10.3%, 14.5%, 12.7% and 13.1%, respectively. However, certain private sector analysts usually quoted by the government opposition, based on methodologies being questioned by the Argentine government on the basis of the lack of technical support, believe that actual inflation is significantly higher than that reflected in INDEC reports. Increased rates of inflation in Argentina could increase our cost of operation, and may negatively impact our results of operations and financial condition. There can be no assurance that inflation rates will not be higher in the future.

In addition, Argentina’s economy is vulnerable to adverse developments affecting its principal trading partners. A significant decline in the economic growth of any of Argentina’s major trading partners, such as Brazil, China or the United States, could have a material adverse impact on Argentina’s balance of trade and adversely affect Argentina’s economic growth and may consequently adversely affect our financial condition and results of operations.

In 2005, Argentina restructured a substantial portion of its bond indebtedness and settled all of its debt with the International Monetary Fund. Additionally, in June 2010, Argentina completed the renegotiation of approximately 67% of defaulted bonds that were not swapped in 2005. As a result of the 2005 and 2010 debt swaps, approximately 91% of the country’s bond indebtedness on which Argentina defaulted in 2002 has now been restructured. However, certain “holdout” creditors did not agree to the restructuring, and commenced litigation in the United States in an effort to prevent payment under the terms of the restructuring.

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

In addition, the Argentine Peso has been subject to significant devaluation in the past and may be subject to significant fluctuations in the future, consequently affecting our financial condition and results of operations (see additionally — “We may be exposed to fluctuations in foreign exchange rates”).

Certain risks are inherent in any investment in a company operating in an emerging market such as Argentina.

Argentina is an emerging market economy, and investing in emerging markets generally carries risks. These risks include political, social and economic instability that may affect Argentina’s economic results which can stem from many factors, including the following:

●	high interest rates;

●	abrupt changes in currency values;

●	high levels of inflation;

●	exchange controls;

●	wage and price controls;

●	regulations to import equipment and other necessities relevant for operations;

●	changes in governmental economic or tax policies; and

●	political and social tensions.

Any of these factors, as well as volatility in the capital markets, may adversely affect our financial condition and results of operations or the liquidity, trading markets and value of our securities.

The Argentine economy has been adversely affected by economic developments in other markets.

Financial and securities markets in Argentina, and also the Argentine economy, are influenced by economic and market conditions in other markets worldwide. Considering the current international turmoil, Argentina’s economy remains vulnerable to external shocks, including those relating to or similar to the global economic crisis that began in 2008 and the recent uncertainties surrounding European sovereign debt. For example, the recent challenges faced by the European Union to stabilize some of its member economies, such as Greece, Ireland, Italy, Portugal and Spain, have had international implications affecting the stability of global financial markets, which has hindered economies worldwide. Many member nations in the European Union are addressing the issues with controversial austerity measures. Should the European Union monetary policy measures be insufficient to restore confidence and stability to the financial markets, any recovery of the global economy, including the United States and European Union economies, could be hindered or reversed, which could negatively affect our business. Although economic conditions vary from country to country, investors’ perceptions of events occurring in one country may substantially affect capital flows into and investments in securities from issuers in other countries, including Argentina.

Consequently, there can be no assurance that the Argentine financial system and securities markets will not continue to be adversely affected by events in developed countries’ economies or events in other emerging markets, which could in turn, adversely affect the Argentine economy and, as a consequence, the Company’s results of operations and financial condition.

The implementation of new export duties, other taxes and import regulations could adversely affect our results.

In 2012, the Argentine government adopted an import procedure pursuant to which local authorities must pre-approve any import of products and services to Argentina as a precondition to allow importers access to the foreign exchange market for the payment of such imported products and services.

We cannot assure you that these taxes and import regulations will not continue or be increased in the future or that other new taxes or import regulations will not be imposed.

We may be exposed to fluctuations in foreign exchange rates.

Our results of operations are exposed to currency fluctuation and any devaluation of the Argentine Peso against the U.S. dollar and other hard currencies may adversely affect our business and results of operations. The value of the Argentine Peso has fluctuated significantly in the past and may do so in the future. We are unable to predict whether, and to what extent, the value of the Argentine Peso may further depreciate or appreciate against the U.S. dollar and how any such fluctuations would affect our business.

We are subject to exchange and capital controls.

In the past, Argentina imposed exchange controls and transfer restrictions substantially limiting the ability of companies to retain foreign currency or make payments abroad. Beginning in 2011, additional foreign exchange restrictions have been imposed which restrict purchases of foreign currency and transfers of foreign currency abroad. Such restrictions include the requirement for financial institutions to inform in advance and obtain approval from the Argentine Central Bank with respect to any foreign exchange transaction to be entered into through the foreign exchange market with the exception of payments related to foreign debt previously liquidated in the domestic market. Since 2011, oil and gas companies, among other entities, were required to repatriate 100% of their foreign currency export receivables.

There can be no assurances regarding future modifications to exchange and capital controls. Exchange and capital controls could adversely affect our financial condition or results of operations and our ability to meet our foreign currency obligations and execute our financing plans.

Operating internationally subjects us to significant risks and regulations inherent in operating in foreign countries.

We plan to conduct operations in a number of countries. Our international operations will be subject to a number of risks inherent to any business operating in foreign countries, and especially those with emerging markets, including the following risks, among others:

●	government instability, which can cause investment in capital projects by our potential clients to be withdrawn or delayed, reducing or eliminating the viability of some markets for our services;

●	potential expropriation, seizure, nationalization or detention of assets, such as the nationalization of Repsol S.A.’s interest in YPF;

●	difficulty in repatriating foreign currency received in excess of local currency requirements;

●	foreign currency exchange rate fluctuations; import/export tariffs and quotas;

●	civil uprisings, riots and war, which can make it unsafe to continue operations, adversely affect both budgets and schedules and expose us to losses;

●	availability of suitable personnel and equipment, which can be affected by government policy, or changes in policy that limit the importation of qualified crewmembers or specialized equipment in areas where local resources are insufficient;

●	decrees, laws, regulations, interpretation and court decisions under legal systems, which are not always fully developed and which may be retroactively applied and cause us to incur unanticipated and/or unrecoverable costs as well as delays which may result in real or opportunity costs; and

●	terrorist attacks, including kidnappings of our personnel.

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

Our overall success as an international company depends, in part, upon our ability to succeed in differing economic, social and political conditions. We may not continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business, which could negatively affect our profitability.

Our international operations involve the use of foreign currencies, which subjects us to exchange rate fluctuations, difficulty in repatriating foreign currencies and other currency risks.

We and our foreign subsidiaries from time to time will hold foreign currencies. Exchange rate fluctuations will subject us to currency risk as well as to other risks sometimes associated with international operations. In the future, we could experience fluctuations in financial results from our operations outside the United States, and there can be no assurance that payments received in foreign currencies can be repatriated to the United States or that we will be able, contractually or otherwise, to reduce the currency risks associated with our international operations.

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

As a company subject to compliance with the FCPA, our business may suffer and we may be subject to competitive disadvantages because our efforts to comply with U.S. laws could restrict our ability to do business in foreign markets relative to our competitors who are not subject to U.S. law. Additionally, our business plan involves establishing close relationships with stakeholders in certain foreign markets. Any determination that we or foreign shareholders, directors, or officers partners have violated the FCPA may adversely affect our business and operations.

Violations of anti-bribery laws (either due to our acts or our inadvertence) may result in criminal and civil sanctions and could subject us to other liabilities in the United States and elsewhere. Even allegations of such violations could disrupt our business and result in a material adverse effect on our business and operations.

Risks Related to the Oil and Natural Gas Industry

We may face intense competition in our industry and in the markets where we operate.

The industry in which we compete is highly competitive, and most of our potential competitors will have greater financial resources than we do. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain current revenue and cash flows could be adversely affected by the activities of our competitors and our customers. If our competitors substantially increase the resources they devote to the development and marketing of competitive services or substantially decrease the prices at which they offer their services, we may be unable to compete effectively. Some of these competitors may expand or construct newer, more powerful or more flexible well stimulation fleets that would create additional competition for us. Furthermore, recent reduction in drilling activity in markets such as the United States may drive other oilfield services companies to relocate their equipment to the regions we operate or intend to operate in. Such increase in supply relative to demand could negatively impact pricing and utilization of our services. All of these competitive pressures could have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that additional competitors will not enter markets served or proposed to be served by us, that we will be able to compete successfully, or that we will have adequate funds to compete.

Because the oil and natural gas industry is cyclical, our operating results may fluctuate.

Oil and natural gas prices are volatile. Fluctuations in such prices may result in a decrease in the expenditure levels of oil and natural gas companies and drilling contractors, which in turn may adversely affect us. For example, the decrease in commodity prices in the fourth quarter of 2014 and the first quarter of 2015 will likely result in a decrease in our shale oil and gas customer’s profitability, which may adversely affect our business, financial condition and results of operations.

Regulatory compliance costs and restrictions, as well as delays in obtaining permits by the customers for their operations, such as for well stimulation and pressure pumping, or by us for our operations, could impair our business.

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

The prices for oil and natural gas have historically been volatile and can be affected by a variety of factors, including:

●	worldwide and regional economic conditions impacting the global supply and demand for oil, natural gas and natural gas liquids;

●	the price and quantity of foreign imports;

●	political and economic conditions in or affecting other producing countries, including the Middle East, Africa, South America and Russia;

●	the ability of members of the Organizational of Petroleum Countries to agree to and maintain oil price and production controls;

●	the level of global exploration and production activity;

●	the level of global inventories;

●	prevailing prices on local price indexes in the areas in which we operate;

●	the proximity, capacity, cost and availability of gathering and transportation facilities;

●	localized and global supply and demand fundamentals and transportation availability;

●	the cost of exploring for, developing, producing and transporting reserves;

●	weather conditions and other natural disasters;

●	technological advances affecting energy consumption;

●	the price and availability of alternative fuels;

●	expectations about future commodity prices; and

●	domestic, local and foreign governmental regulation and taxes.

The oil and gas industry has historically experienced periodic downturns, which have been characterized by diminished demand for oilfield services and downward pressure on the prices we charge. A significant downturn in the oil and gas industry, such as the recent decrease in commodity prices in the fourth quarter of 2014, could result in a reduction in demand for oilfield services and could adversely affect our financial condition, results of operations and cash flows.

Our operations are subject to hazards and environmental risks inherent in the oil and natural gas industry.

We are a provider of well stimulation and pressure pumping services, a process involving the injection of fluids—typically consisting mostly of water and also including several chemical additives—as well as sand in order to create fractures extending from the well bore through the rock formation to enable oil or natural gas to move more easily through the rock pores to a production well. In addition, we provide a range of services to onshore oil and natural gas exploration and production operations, consisting of, among other things, coiled tubing services. Risks inherent to our industry create the potential for significant losses associated with damage to the environment or natural resources, such as the potential for contamination of drinking water resources.

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

Current and potential legislative, regulatory and enforcement initiatives could materially increase our operating costs and/or adversely affect our competitive position.

Our operations and the operations of our customers are subject to increasingly stringent laws and regulations relating to importation and use of hazardous materials, radioactive materials and explosives and to environmental protection, including laws and regulations governing air emissions, well stimulation and pressure pumping, water discharges, wetlands or land use practices, waste management, and the release of hazardous substances into the environment. We incur, and expect to continue to incur, capital and operating costs to comply with environmental laws and regulations. The technical requirements of these laws and regulations are becoming increasingly complex, stringent and expensive to implement. In addition, these laws may provide for “strict liability” for remediation costs, damages to natural resources or threats to public health and safety. Strict liability can render a party liable for damages without regard to negligence or fault on the part of the party. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of orders enjoining some or all of our or our customers’ operations in affected areas.

Current or future legislation, regulations and development may curtail production and demand for hydrocarbons such as oil and natural gas in areas of the world where our customers operate and thus adversely affect future demand for our services, which may in turn adversely affect future results of operations.

Compliance with governmental regulations may impact our or our customers’ operations and may adversely affect our business and operating results.

Our operations are dependent on our customers’ decisions to develop and produce oil and natural gas reserves and on the regulatory environment in which our customers and we operate. The ability to produce oil and natural gas can be affected by the number and productivity of new wells drilled and completed, as well as the rate of production and resulting depletion of existing wells. Advanced technologies, such as horizontal drilling and well stimulation and pressure pumping, improve total recovery, but they also result in a more rapid production decline and may become subject to more stringent regulations in the future.

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

Legislative and regulatory initiatives relating to well stimulation could result in increased costs and additional operating restrictions or delays for our operations or the operations of our customers.

Many national, provincial, and local governments and agencies have adopted laws and regulations or are evaluating proposed legislation and regulations that are focused on the extraction of shale gas or oil using well stimulation, which is part of the overall services we provide to our customers. Well stimulation is a stimulation treatment routinely performed on oil and gas wells in low-permeability reservoirs. Specially engineered fluids are pumped at high pressure and rate into the reservoir interval to be treated, causing cracks in the target formation. Proppant, such as sand of a particular size, is mixed with the treatment fluid to keep the cracks open when the treatment is complete. In response to concerns related to potential impacts to the environment and natural resources from well stimulation, governmental authorities have issued new rules and regulations governing the practice, and are also pursuing studies related to its potential effects. Also, some national, state, and local governments have adopted bans or other measures restricting well stimulation activities. For example, the Province of Neuquén in Argentina, where we operate, has approved a set of rules regarding the extraction of shale oil and gas. These rules require, amongst other things, that operators performing well stimulation obtain permits prior to commencing drilling activities and file reports with the provincial government regarding the chemicals used in the well stimulation process and an analysis of the flowback water returning to the surface. In addition, several other provinces and local governments have voted to ban well stimulation within their borders, and some groups continue to advocate for a national ban on well stimulation in Argentina.

Future well stimulation-related legislation or regulations that further restrict or prohibit such activities could lead to operational delays and increased costs for our operations or the operations of our customers. Any adverse impacts on the operations of our customers could in turn reduce demand for our services. If such additional legislation or regulations are enacted and implemented, it could adversely affect our financial condition, results of operations and cash flows.

Compliance with climate change legislation or initiatives could negatively impact our business.

International, national, and state governments and agencies are currently evaluating and promulgating legislation and regulations that are focused on restricting emissions commonly referred to as greenhouse gas (“GHG”) emissions in response to concerns that GHGs contribute to climate change. For example, in the United States, the EPA has taken steps to regulate GHGs as pollutants under the federal Clean Air Act. The EPA’s “Mandatory Reporting of Greenhouse Gases” rule established in 2010 provided a comprehensive national scheme of regulations that require monitoring and reporting of GHG emissions, including emissions from the oil and gas industry.

International developments focused on restricting the emission of carbon dioxide and other gases include the United Nations Framework Convention on Climate Change, also known as the “Copenhagen Accord” (an internationally applied protocol, which has been ratified by several countries in Latin America and is a continuation of the Kyoto Protocol) and the European Union’s Emission Trading System. Argentina, Brazil, and Mexico have all committed to reducing GHG emissions, either through the deployment of renewable energy sources or through the use of a cap and trade program. Such programs place a cap on GHG emissions at certain sources and require those sources to purchase allowances for emissions above their cap. The adoption of legislation or regulatory programs to reduce emissions of GHGs could require us or our customers to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. In addition, current or future legislation, regulations and developments may curtail production and demand for hydrocarbons such as oil and natural gas in areas of the world where our customers operate and thus adversely affect future demand for our services, which may in turn adversely affect future results of operations.

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

Risks Related to Ownership of Our Common Stock

We have incurred, and expect to continue to incur, increased costs and risks as a result of being a public company.

As a public company, we are required to comply with some, but not all of the Sarbanes-Oxley Act of 2002 (“SOX”), as well as rules and regulations implemented by the SEC. Changes in the laws and regulations affecting public companies, including the provisions of SOX and rules adopted by the SEC, have resulted in, and will continue to result in, increased costs to us as we respond to these requirements. Given the risks inherent in the design and operation of internal controls over financial reporting, the effectiveness of our internal controls over financial reporting is uncertain. If our internal controls are not designed or operating effectively, we may not be able to issue an evaluation of our internal control over financial reporting as required or we or our independent registered public accounting firm may determine that our internal control over financial reporting was not effective. In addition, our registered public accounting firm may either disclaim an opinion as it relates to management’s assessment of the effectiveness of our internal controls or may issue an adverse opinion on the effectiveness of our internal controls over financial reporting. Investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and which could affect our ability to run our business as we otherwise would like to. New rules could also make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the coverage that is the same or similar to our current coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees, and as executive officers. We cannot predict or estimate the total amount of the costs we may incur or the timing of such costs to comply with these rules and regulations.

Compliance with Section 404 of the SOX will continue to strain our limited financial and management resources.

We incur significant legal, accounting and other expenses in connection with our status as a reporting public company. SOX and rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. In addition, SOX requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 of SOX requires that we incur substantial accounting expense and expend significant management efforts. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 of SOX in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Furthermore, because our common stock is currently traded on OTCQB, and because we have applied to list our common stock on the Nasdaq Capital Market (“Nasdaq”), our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Shareholders and potential investors in our common stock should exercise caution before making an investment in our Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in our public reports, industry information, and those business valuation methods commonly used to value private companies.

ACM may have significant influence over us, including influence over decisions that require stockholder approval, which could limit your ability to influence the outcome of key transactions, including a change of control.

The Note Agreement allows us to issue to ACM a multiple draw secured promissory note (the “Convertible Note”) with a maximum aggregate principal amount of $22 million, convertible into our common stock at a price of $6.00 per share. We have drawn down the full amount of the commitments available under our note facility. If ACM elects to convert all of the principal on the Convertible Note, it will hold up to approximately 48% of our outstanding common stock on a fully diluted basis. In addition, pursuant to a stockholder rights agreement (the “Stockholder Rights Agreement”) entered into by and among the Company, ACM and certain management stockholders (the “Management Stockholders”), ACM currently has the right to nominate at least one individual for election to the Board for so long as ACM beneficially owns greater than 10% of our issued and outstanding common stock (calculated on a fully diluted basis), and currently has the right to nominate up to a total of three individuals to the Board as a result of the full exercise of its option to purchase an aggregate of 1,333,333 shares of our common stock at a price of $6.00 per share (the “Option”) in accordance with a Securities Purchase Option Agreement entered into on May 28, 2014 between the Company and ACM (the “Option Agreement”). As a result, ACM has influence over our decisions to certain corporate actions including those specified in the Stockholder Rights Agreement.

Moreover, ACM has a contractual right to maintain its percentage ownership in our Company. Specifically, under the terms of the Stockholder Rights Agreement, for so long as ACM beneficially owns more than 15% of our issued and outstanding common stock (calculated on a fully diluted basis), ACM, subject to certain exclusions, has a preemptive right to purchase up to 40% of any new securities we propose to issue or sell. As a result, ACM’s preemptive right will apply to any securities we issue during an underwritten public offering on terms and conditions (including pricing terms) substantially similar to those offered by the underwriters. Therefore, while other holders of our stock would risk suffering a reduction in percentage ownership in connection with a new issuance of securities by us, ACM would, through this preemptive right, have the opportunity to avoid a reduction in percentage ownership. As long as ACM continues to hold a significant portion of our outstanding common stock, it will have the ability to influence the vote in any election of directors and over decisions that require stockholder approval. Please read “Certain Relationships and Related Party Transactions and Director Independence.”

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive offices are located at 2930 W. Sam Houston Parkway North, Suite 275, Houston, Texas 77043, where we lease 6,577 square feet of general office space pursuant to a lease agreement expiring on September 30, 2017.

We own or lease facilities and administrative offices throughout the geographic regions in which we operate. As of March 18, 2015, we owned or leased the following additional principal properties:

Location	Type of Facility	Size	Lease or Owned	Expiration of lease	Primary Use

2930 W. Sam Houston Pkwy N., Suite 275, Houston, TX	Corporate Office	6,577 sq. ft. building space	Lease	September 30, 2017	Administrative Office

1600 Brittmoore Rd Houston, TX	Warehouse	3,750 sq. ft. building space	Lease	December 31, 2015	US Operations

Uruguay 1134 Buenos Aires, Argentina	Administrative Offices	1,900 sq. ft. building space	Lease	September 30, 2017	Administrative Office

Leloir 451 Neuquén, Argentina	Administrative Offices	1,990 sq. ft. building space	Lease	June 30, 2017	Neuquén Operations

Neuquén Warehouse	Warehouse / Land	6,500 sq. ft. building space/ 54,000 sq. ft. land use	Lease	December 31, 2015	Argentina Operations

Plottier, Argentina	Land	12 acres	Owned	—	Future Neuquén Operations

Item 3. Legal Proceedings

We are not a party to, and none of our property is the subject of, any pending material legal proceedings. To our knowledge, no governmental authority is contemplating any such proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is currently limited trading market for our common stock. Our common stock is quoted in the OTCQB under the symbol “ESES.” The reported high and low last sale prices for our common stock are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. On March 17, 2015, the last reported sale price of our common stock was $5.90 per share.

	High	Low
2013
First quarter ended March 31, 2013	$4.81	$2.40
Second quarter ended June 30, 2013	$12.50	$2.88
Third quarter ended September 30, 2013	$4.57	$1.92
Fourth quarter ended December 31, 2013	$12.02	$2.45

2014
First quarter ended March 31, 2014	$15.00	$4.80
Second quarter ended June 30, 2014	$7.75	$6.50
Third quarter ended September 30, 2014	$16.00	$6.00
Fourth quarter ended December 31, 2014	$7.04	$4.30

2015
First quarter though March 17, 2015	$6.49	$4.31

Holders

As of March 18, 2015 we had approximately 681 record holders of our common stock.

Dividend Policy

We currently intend to retain future earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. However, our Board, in its discretion, may authorize the payment of dividends in the future. Any decision to pay future dividends will depend upon various factors, including our results of operations, financial condition, capital requirements and investment opportunities. In addition, the Note Agreement contains covenants that restrict our ability to make distributions to our stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has two stock incentive plans approved by its stockholders, the 2013 Stock Incentive Plan (the “2013 Plan”) and the 2014 Stock Incentive Plan (the “2014 Plan”), for the granting of stock-based incentive awards, including incentive stock options, non-qualified stock options, and restricted stock to employees, consultants, and members of the Company’s board of directors (the “Board”). The 2013 Plan was originally adopted in 2012, and a maximum of 2,164,500 shares were reserved for issuance under the 2013 Plan. In connection with the Merger, the Company modified the maximum number of shares authorized to be issued under the 2013 Plan to 1,000,000 shares. The 2014 Plan was adopted in July 2014, with a maximum of 500,000 shares authorized to be issued under the 2014 Plan.

For additional information regarding the Stock Incentive Plans, as of December 31, 2014, please see “Part II – Item 8 – Financial Statements and Supplementary Data – Eco-Stim Energy Solutions, Inc. and Subsidiaries Consolidated Financial Statements for December 31, 2014 and 2013 – Note 12 – Stock-Based Compensation” of this Form 10-K.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,056,672	$5.55	443,328
Equity compensation plans not approved by security holders	—	—	—
Total	1,056,672	$5.55	443,328

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Form 10-K. This section contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including those described in the section titled “Cautionary Note Regarding Forward-Looking Statements” above.

Overview

We are an early stage technology-driven independent oilfield services company providing well stimulation, coiled tubing and field management services to the upstream oil and gas industry. We are focused on reducing the ecological impact and improving the economic performance of the well stimulation process. We have assembled proven technologies and processes that have the ability to (1) reduce the surface footprint, (2) reduce emissions, and (3) conserve fuel and water during the stimulation process. We will focus on bringing these technologies and processes to the most active shale resource basins outside of the United States, using our technology to differentiate our service offerings. Our management team has extensive international industry experience. Our first operation is in Argentina, home to the Vaca Muerta, the world’s third-largest shale resource basin as measured by technically recoverable reserves. We also intend to pursue other markets that meet our investment criteria, which may include Mexico, Colombia and the United States as well as other markets and where we believe we can offer clear strategic advantages and achieve acceptable financial returns. We may also explore opportunistic acquisitions and/or joint ventures with established companies in target markets.

Our management team has extensive experience in operating well stimulation fleets, coiled tubing units and other downhole completion equipment, as well as providing “sweet spot” analysis in shale resource basins using geophysical predictive modeling. We expect to leverage our management’s experience and historical local relationships in undersupplied markets to pursue profitable long-term contracts. We expect to compete for business with a limited number of other service companies based on technical capability, quality of equipment, local experience and existing relationships rather than solely on price. We also believe that we benefit from our association with our largest investor, ACM. ACM is an internationally recognized private equity firm dedicated to the emerging markets and has many established relationships in countries where the Company is evaluating opportunities.

Our first pressure pumping fleet commenced operations in the Neuquén province of Argentina in December 2014. This equipment consists of a 10,000 HHP pressure pumping fleet and various pieces of complementary equipment. Our coiled tubing unit commenced operations in the Neuquén province of Argentina in February 2015. In October 2014, we placed an order with a local Argentine manufacturer to purchase our second pressure pumping fleet, which we also expect to deploy in Argentina during the fourth quarter of 2015 or first quarter of 2016. Furthermore, we have successfully performed field management services in Argentina during 2014 and 2015, and expect to continue expanding this service offering. We believe these services, which have improved our customers’ understanding of their unconventional reservoir performance, have enhanced our established local relationships while differentiating us from our pressure pumping competitors.

In line with our strategy to pursue technologies with ecological and economic benefits, we recently identified, evaluated and purchased 54,000 HHP of the latest generation TPUs. Management estimates this equipment was purchased at an 80% discount to its current replacement cost. Each of these TPUs consists of a high-pressure hydraulic pump, a turbine engine, a gearbox, electrical and hydraulic assemblies, and skids. The TPUs are compliant with the stringent Tier 4 emission standards of the EPA even when run on diesel fuel. We believe these TPUs provide numerous advantages over traditional diesel-powered pumping equipment, including: (1) the ability to operate on 100% natural gas; liquefied natural gas (“LNG”); compressed natural gas (“CNG”) or when necessary on diesel fuel; (2) significantly lower emissions; (3) a 50% smaller operating footprint; and (4) lower fuel and operating costs.

The TPUs were introduced to several North American unconventional shale resource basins in 2011 and established a proven track record with several large independent oil and gas companies, as well as at least one super-major oil and gas company. Using the recently-purchased TPUs, management believes it can purchase new complementary equipment consisting of industry-standard control systems, data vans and blenders, and assemble a full pressure pumping fleet at less than half the cost of a conventional pressure pumping fleet. We expect the resulting TPU well stimulation fleet to generate attractive returns while demonstrating our operating capabilities to our prospective international customers.

Results of Operations

In October 2014, the Company’s first well stimulation fleet and coiled tubing equipment package was imported into Argentina, cleared through customs and moved to the Company’s operational base in the province of Neuquén, Argentina. The Company has now assembled a strong team of operational personnel and local management which will help the company provide superior and safe services for its customers.

On December 16, 2014, the Company mobilized its fleet to execute its first well stimulation job for a customer. The well was located in the La Pampa Province (which is approximately 300 kilometers from Neuquén City), and the customer was not EcoStim’s primary customer but rather an opportunity generated in the spot market. The EcoStim team and equipment performed as expected, and the job was executed according to the customer’s design.

For the Years Ended December 31, 2014 and 2013

Revenue for the year ended December 31, 2014 increased $829,682 to $834,482 from $4,800 for the year ended December 31, 2013. This increase was primarily due to the completion of our first well stimulation project in Argentina in December and additional revenue from field management projects in Argentina during the first and second quarters.

Costs of services increased $4,301,384 to $4,303,784 for the year ended December 31, 2014 compared to $2,400 for the year ended December 31, 2013. This increase was primarily due to costs associated with the start of our first well stimulation and coiled tubing operations in Argentina and additional operations related to our field management operations in Argentina. As such, costs of services have been incurred prior to the start-up of operations thus resulting in negative margins, however the Company believes we will achieve profitability shortly due to the commencement of our operations.

Our selling, general, and administrative expenses increased $2,219,851 to $5,727,146 for the year ended December 31, 2014 compared to $3,507,295 for the year ended December 31, 2013. This increase is a result of: additional costs associated with stock compensation of $542,791, options and restricted stock granted in 2014; additional labor and benefits cost of $777,460 related to expanding our corporate structure, controls and SEC compliance; additional professional fees of $537,102 related to the preparation and review of various SEC filings, tax filings, and investor relations; additional travel costs of $227,142 related to increased business development activities, trade shows and marketing in Mexico and Argentina, as well as the attendance of various investor conferences; and additional insurance costs of $135,356.

Net other income and expense increased $2,592,833 to $2,527,425 for the year ended December 31, 2014 compared to expense of $65,408 for the year ended December 31, 2013. Net other income increased $4,723,815 to $4,723,815, primarily as a result of gains on the sale of trading securities for the year ended December 31, 2014 compared to $0 for the year ended December 31, 2013. These gains relate to the capitalization of our subsidiary in Argentina, whereby we purchased and sold Argentine bonds in order to take advantage of the favorable spread in exchange rates between the US Dollar and Argentine Peso. Other expense increased $1,949,330 to $2,013,024 for the year ended December 31, 2014 compared to $63,694 for the year ended December 31, 2013. This increase was primarily due to interest expense related to various borrowings incurred by the Company during 2014 as discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Eco-Stim Energy Solutions, Inc. and Subsidiaries Consolidated Financial Statements for December 31, 2014 and 2013 – Note 7 – Debt”.

Liquidity and Capital Resources

Our primary sources of liquidity to date have been proceeds from various equity and debt offerings. We completed a debt offering with ACM during the second quarter of 2014 as discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Eco-Stim Energy Solutions, Inc. and Subsidiaries Consolidated Financial Statements for December 31, 2014 and 2013 – Note 7 – Debt,” and we completed an equity financing during the third quarter of 2014 as discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Eco-Stim Energy Solutions, Inc. and Subsidiaries Consolidated Financial Statements for December 31, 2014 and 2013 – Note 9 – Private Equity Placement.”

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

Our ability to fund operations, and to fund planned and committed 2015 capital expenditures will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions, market conditions in the exploration and production industry and financial, business and other factors, many of which are beyond our control.

Our ability to acquire equipment could require us to obtain additional equity or debt financing, which may not be available to us on favorable terms or at all.

Sources and Uses of Cash

Net cash used in operating activities was $11,552,968 for the year ended December 31, 2014 and $3,158,483 for the year ended December 31, 2013. The increase was primarily due to costs associated with the start-up of our well stimulation and coiled tubing operations, costs associated with our continuing business development efforts in Latin America, costs associated with revenue generated from field management services, and costs associated with various SEC reporting requirements.

Net cash used in investing activities was $20,611,602 for the year ended December 31, 2014 and $2,346,462 for the year ended December 31, 2013. This increase is associated with the purchase of land, well stimulation and support equipment, and coiled tubing equipment for our operations in Argentina.

Net cash provided by financing activities was $34,886,004 for the year ended December 31, 2014 and $8,278,447 for the year ended December 31, 2013. The increase is primarily due to net proceeds from the issuance of convertible debt of $21,258,551 as discussed in “Financial Statements and Supplementary Data –Note 7 – Debt”, net proceeds from the sale of common stock of $9,825,347 as discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Eco-Stim Energy Solutions, Inc. and Subsidiaries Consolidated Financial Statements for December 31, 2014 and 2013 – Note 9 – Private Equity Placement”, proceeds from other notes payable financing for $4,295,002 as discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Eco-Stim Energy Solutions, Inc. and Subsidiaries Consolidated Financial Statements for December 31, 2014 and 2013 –Note 7 – Debt.”

We had a net increase in cash and cash equivalents of $2,721,434 for the year ended December 31, 2014, compared to a net increase in cash and cash equivalents of 2,799,251 during the year ended December 31, 2013 primarily resulting from our financing activities.

We do not generate positive cash flow at this time. Further, while we believe we will begin generating positive cash flow from operations in 2015, our liquidity provided by our existing cash and cash equivalents may not be sufficient to fund our full capital expenditure plan. Our current capital commitments may require us to obtain additional equity or debt financing, which may not be available to us on favorable terms or at all.

Impact of Inflation on Operations

Management is of the opinion that inflation has not had a significant impact on our business to date. We purchase our equipment and materials from suppliers who provide competitive prices, and employ skilled workers from competitive labor markets. If inflation in the general economy increases, our costs for equipment, materials and labor could increase as well. Also, increases in activity in oilfields can cause upward wage pressures in the labor markets from which we hire employees as well as increases in the costs of certain materials and key equipment components used to provide services to our customers.

Industry Trends and Outlook

We face many challenges and risks in the industry in which we operate. Although many factors contributing to these risks are beyond our ability to control, we continuously monitor these risks and have taken steps to mitigate them to the extent practicable. In addition, while we believe that we are well positioned to capitalize on available growth opportunities, we may not be able to achieve our business objectives and, consequently, our results of operations may be adversely affected. Please read this section in conjunction with the factors described in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” for additional information about the known material risks that we face.

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

On November 21, 2012, the United States District Court for the Southern District of New York entered an injunction preventing Argentina from making payments on the restructured bonds, and ordered Argentina to make a deposit of $1,330 million related to the claims of the holdout creditors, which order was appealed by the country. Argentina’s appeal was denied by the Second Circuit Court of Appeals, and on June 16, 2014 the Supreme Court of the United States refused to hear Argentina’s appeal from that denial. As a result, it is widely believed that Argentina may default on its restructured debt unless it is able to settle the claims of the plaintiffs in the New York litigation in a manner that will allow payment to be made in accordance with the restructuring.

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

Assets and Liabilities

Total assets were $42,050,425 as of December 31, 2014, which is an increase of $32,774,300 when compared to December 31, 2013. This is primarily due to funds raised during the year to finance our continuing operations, the purchase of well stimulation assets and support equipment and the capitalized lease obligations associated with our coiled tubing asset package for our operations in Argentina.

Total liabilities were $34,069,206 as of December 31, 2014, which is an increase of $28,832,097 when compared to December 31, 2013. This is primarily related various borrowings incurred by the Company during 2014 as discussed in “Financial Statements and Supplementary Data –Note 7 – Debt”.

Total shareholders’ equity was $7,981,219 as of December 31, 2014, which is an increase of $3,942,203 when compared to December 31, 2013. This is primarily due to the funds raised during the second and third quarters of 2014, offset by our net loss, due in large part to costs associated the startup of our operations in Argentina.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to select appropriate accounting principles from those available, to apply those principles consistently and to make reasonable estimates and assumptions that affect revenues and associated costs as well as reported amounts of assets and liabilities, and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties. We evaluate estimates and assumptions on a regular basis. We base our respective estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates and assumptions used in preparation of our consolidated financial statements. We consider the following policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows.

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

Property and Equipment. Fixed asset additions are recorded at cost less accumulated depreciation. Cost of units manufactured consists of products, components, labor and overhead. Expenditures for renewals and betterments that extend the lives of the assets are capitalized. An allocable amount of interest on borrowings is capitalized for self-constructed assets and equipment during their construction period. Amounts spent for maintenance and repairs are charged against operations as incurred. Costs of fixed assets are depreciated on a straight-line basis over the estimated useful lives of the related assets which range from one year and half to seven years for service equipment. Leasehold improvements will be depreciated over the lesser of the estimated useful life of the improvement or the remaining lease term. Management is responsible for reviewing the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value of assets. When making this assessment, the following factors are considered: current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors.

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

Valuation Allowance for Deferred Tax Assets. We record a valuation allowance to reduce the carrying value of our deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will expire before realization of the benefit or future deductibility is not probable. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character and in the related jurisdiction in the future. In evaluating our ability to recover our deferred tax assets, we consider the available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions, including the amount of future pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment.

Recent Accounting Pronouncements

The recent accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on disclosures of uncertainties about an entity’s ability to continue as a going concern. The guidance requires our evaluation of whether there are conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. This assessment must be made in connection with preparing financial statements for each annual and interim reporting period. Our evaluation should be based on the relevant conditions and events that are known and reasonably knowable at the date the financial statements are issued. If conditions or events raise substantial doubt about our ability to continue as a going concern, but this doubt is alleviated by our plans, we should disclose information that enables the reader to understand what the conditions or events are, our evaluation of those conditions or events and our plans that alleviate that substantial doubt. If conditions or events raise substantial doubt and the substantial doubt is not alleviated, we must disclose this in the footnotes. We must also disclose information that enables the reader to understand those conditions or events, our evaluation of those conditions or events, and our plans to alleviate the substantial doubt. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. We do not expect the adoption of this new guidance to have a material impact on our financial statements or financial statement disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires us to recognize the amount of revenue to which we expect to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor has the effect of the standard on our ongoing financial reporting been determined.

Off Balance Sheet Arrangements

As of December 31, 2014, we have no off-balance sheet arrangements other than operating leases. For information regarding our principles of consolidation, see “Part II – Item 8 – Financial Statements and Supplementary Data – Eco-Stim Energy Solutions, Inc. and Subsidiaries Consolidated Financial Statements for December 31, 2014 and 2013 – Note 2 – Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Eco-Stim Energy Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Eco-Stim Energy Solutions, Inc. (the “Company”), as of December 31, 2014 and 2013, and the related consolidated statements of operations, cash flows, changes in stockholders’ equity, and comprehensive loss for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP
Dallas, Texas
March 18, 2015

ECO-STIM ENERGY SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$7,013,556	$4,292,122
Accounts receivable	264,192	—
Marketable securities	1,360,767	—
Inventory	1,619,778	—
Prepaids	2,496,805	959,611
Other assets	409,388	3,100
Total current assets	13,164,486	5,254,833
Property, plant and equipment, net	27,949,347	3,532,659
Other non-current assets	936,592	488,633
Total assets	$42,050,425	$9,276,125
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,947,371	$677,030
Accrued expenses	3,164,250	1,223,600
Short-term notes payable	158,036	187,315
Current portion of long term notes payable	475,000	—
Current portion of capital lease payable	597,406	428,050
Total current liabilities	6,342,063	2,515,995
Non-current liabilities:
Long-term notes payable	25,625,000	—
Long-term capital lease payable	2,102,143	2,721,114
Total non-current liabilities	27,727,143	2,721,114
Stockholders’ equity
Commitments and Contingencies (Note 14)
Common stock	5,709	3,985
Additional paid-in capital	21,116,100	10,007,490
Accumulated other comprehensive income	—	25,749
Accumulated deficit	(13,140,590)	(5,998,208)
Total stockholders’ equity	7,981,219	4,039,016
Total liabilities and stockholders’ equity	$42,050,425	$9,276,125

See accompanying notes to consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013
Revenues	$834,482	$4,800
Operating cost and expenses:
Cost of sales	4,303,784	2,400
Selling, general, and administrative expenses	5,727,146	3,507,295
Depreciation and amortization expense	473,359	5,859
Total operating costs and expenses	10,504,289	3,515,554
Operating loss	(9,669,807)	(3,510,754)
Other income (expense):
Gain on the sale of trading securities	4,723,815	—
Interest expenses	(2,013,024)	(63,694)
Other expenses	(183,366)	(1,714)
Total other income (expense)	2,527,425	(65,408)
Provision for income taxes	—	—
Net loss	$(7,142,382)	$(3,576,162)

Basic and diluted loss per share	$(1.48)	$(2.03)
Weighted average number of common shares outstanding-basic and diluted	4,812,656	1,758,237

See accompanying notes to consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013
Operating Activities
Net loss	$(7,142,382)	$(3,576,162)
Non-cash items in net loss:
Depreciation and amortization	473,359	5,859
Amortization of debt discount	102,778	—
Amortization of loan origination costs	108,128	—
Stock based compensation	1,252,061	340,084
Gain on marketable securities	(4,723,815)	—
Foreign currency gain	(25,749)	—
Changes in operating assets and liabilities:
Accounts receivable	(264,192)	2,385
Inventory	(1,619,778)	—
Prepaids	(1,788,045)	(464,978)
Other current assets	(512,593)	133,267
Accounts payable	19,240	500,325
Accrued expenses	2,568,020	(99,263)
Net cash used in operating activities	(11,552,968)	(3,158,483)
Investing Activities
Purchases of equipment	(23,974,650)	(2,346,462)
Proceeds from sale of trading securities	12,861,075	—
Purchase of trading securities	(9,498,027)	—
Net cash used in investing activities	(20,611,602)	(2,346,462)
Financing Activities
Proceeds from private placement	10,302,400	5,126,202
Private placement cost	(477,053)	(423,937)
Proceeds from convertible debt	22,000,000	1,000,000
Convertible debt cost	(741,449)	—
Proceeds from long-term notes payable	4,100,000	—
Proceeds from short-term notes payable	195,002	66,523
Proceeds from sales and capital lease-back	—	2,522,733
Payments on notes payable	(224,281)	(13,074)
Payments on capital lease	(268,930)	—
Proceeds from exercise of stock options	315	—
Net cash provided by financing activities	34,886,004	8,278,447

Effect of exchange rate changes on cash and cash equivalents	—	25,749
Net increase in cash and cash equivalents	2,721,434	2,799,251
Cash and cash equivalents, beginning of year	4,292,122	1,492,871
Cash and cash equivalents, end of year	$7,013,556	$4,292,122
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$990,358	$—
Cash paid during the year for income taxes	$428,837	$—
Non-cash transactions
Debt converted to commons stock	—	1,063,056
Fixed asset additions in accounts payables and accruals	1793,912	1,170,182
Prepaid amortized to settle capital lease obligations	250,851	—
Conversion of preferred shares	—	3,496,500
Reverse merger par value	—	606
Prepaid balance withheld from sale lease-back	—	977,267
Debt issued for insurance	—	133,866
Intangible property purchase	—	2,500
Issuance of warrants	—	350,826

See accompanying notes to consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock		Series A Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance at December 31, 2012	67,520	$673	1,050,000	$3,496,500	$55,561	$—	$(2,422,046)	$1,130,688
Net Proceeds from issuance of common stock ($6 per share)	854,367	854	—	—	4,692,257	—	—	4,693,111
Conversion of preferred stock	1,050,000	1,050	(1,050,000)	(3,496,500)	3,495,450	—	—	—
Conversion of note payable	319,236	319	—	—	1,062,737	—	—	1,063,056
Exercise of stock options	18,375	19	—	—	1,635	—	—	1,654
Reverse merger par value change	—	(606)	—	—	606	—	—	—
Foreign currency cumulative translation adjustment	—	—	—	—	—	25,749	—	25,749
Merger with public shell company	157,987	158	—	—	(158)	—	—	—
Public shell subsidiary shares	517,721	518	—	—	(518)	—	—	—
Proceeds from Issuance CS ($0.01 Per Share)	750,000	750	—	—	6,750	—	—	7,500
Intellectual property acquisition	250,000	250	—	—	2,250	—	—	2,500
Issue of warrants	—	—	—	—	350,836	—	—	350,836
Stock based compensation	—	—	—	—	340,084	—	—	340,084
Net loss	—	—	—	—	—	—	(3,576,162)	(3,576,162)
Balance at December 31, 2013	3,985,206	$3,985	—	$—	$10,007,490	$25,749	$(5,998,208)	$4,039,016
Exercise of stock options	3,500	3	—	—	312	—	—	315
Private equity placement, net	1,717,067	1,717	—	—	9,823,630	—	—	9,825,347
Option issued in conjunction with debt	—	—	—	—	32,611	—	—	32,611
Stock based compensation	3,750	4	—	—	1,252,057	—	—	1,252,061
Foreign currency cumulative translation adjustment	—	—	—	—	—	(25,749)	—	(25,749)
Net loss	—	—	—	—	—	—	(7,142,382)	(7,142,382)
Balance at December 31, 2014	5,709,523	$5,709	—	$—	$21,116,100	$—	$(13,140,590)	$7,981,219

See accompanying notes to consolidated financial statements.

F-5

ECO-STIM ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2014	2013
Net loss	$(7,142,382)	$(3,576,162)
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	(25,749)	25,749
Other comprehensive income (loss)	(25,749)	25,749
Comprehensive loss for the year	$(7,168,131)	$(3,550,413)

See accompanying notes to consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

1.	Nature of Business

Eco-Stim Energy Solutions, Inc. (the “Company,” “Eco-Stim,” “we” or “us”) is an early stage technology-driven independent oilfield services company providing well stimulation, coiled tubing and field management services to the upstream oil and gas industry. We are focused on reducing the ecological impact and improving the economic performance of the well stimulation process. We have assembled technologies and processes that have the ability to (1) reduce the surface footprint, (2) reduce emissions, and (3) conserve fuel and water during the stimulation process. The Company will focus on the most active shale resource basins outside of the United States, using our technology to differentiate our service offerings. Our management team has extensive international industry experience. Our first operation is in Argentina, home to the Vaca Muerta, the world’s third-largest shale resource basin as measured by technically recoverable reserves. We will also pursue other markets including Mexico, Colombia and the United States or any other location where we believe we can offer clear advantages and achieve strong returns. The Company may also explore opportunistic acquisitions and/or joint ventures with established companies in target markets.

2.	Basis of Presentation and Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Principles of Consolidation

We consolidate all wholly-owned subsidiaries, controlled joint ventures and variable interest entities where the Company has determined it is the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are used in, but are not limited to, determining the following: allowance for doubtful accounts, recoverability of long-lived assets and intangibles, useful lives used in depreciation and amortization, income taxes and stock-based compensation. The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes.

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

Revenue Recognition

Amounts billed for sales and use taxes, value-added taxes, and certain excise and other specific transactional taxes imposed on revenue producing transactions are presented on a net basis and excluded from sales in the consolidated statement of operations. The Company records a liability until remitted to the respective taxing authority. All revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collection is reasonably assured as follows:

Well Stimulation Revenue

The Company provides well stimulation services based on contractual arrangements, such as term contracts and pricing agreements, or on a spot market basis. Revenue will be recognized and customers will be invoiced upon the completion of each job, which can consist of one or more stimulation stages.

Under term pricing agreement arrangements, customers commit to targeted utilization levels at agreed-upon pricing, but without termination penalties or obligations to pay for services not used by the customer. In addition, the agreed-upon pricing is typically subject to periodic review.

Spot market basis arrangements are based on an agreed-upon hourly spot market rate. The Company also charges fees for setup and mobilization of equipment depending on the job, additional equipment used on the job, if any, and materials that are consumed during the well stimulation process. Generally, these fees and other charges vary depending on the equipment and personnel required for the job and market conditions in the region in which the services are performed.

The Company also generates revenues from chemicals and proppants that are consumed while performing well stimulation services.

Coiled Tubing Revenue

The Company began providing coiled tubing and other well stimulation services in early 2015. Jobs for these services are typically short term in nature, lasting anywhere from a few hours to multiple days. Revenue is recognized upon completion of each day’s work based upon a completed field ticket. The Company charges the customer for mobilization, services performed, and personnel on the job, equipment used on the job, and miscellaneous consumables based on an hourly basis at agreed-upon spot market rates.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses, capital lease obligations and notes payable. The recorded values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair values based on their short-term nature. The carrying value of capital lease obligations and notes payable approximate their fair value, and the interest rates approximate market rates.

Functional and Presentation Currency

Items included in the financial statements of each of the Company’s entities are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The functional currency for the Norwegian and Argentine subsidiaries is the US Dollar. The consolidated financial statements are presented in US Dollars, which is the Company’s presentation currency.

Marketable Securities

Investments in marketable securities are classified as trading, available-for-sale or held-to-maturity. Our marketable equity investments are classified as trading with their cost basis is determined by the specific identification method. Realized and unrealized gains and losses on trading securities are included in net income.

During the third and fourth quarters, the Company purchased and sold Argentine bonds to capitalize its subsidiary in Argentina. This resulted in a gain on the sale of trading securities of $4,361,448 for the year ended December 31, 2014. This increase was primarily due to the Company taking advantage of the favorable spread in exchange rates between the US Dollar and Argentine Peso.

At December 31, 2014 the company held $1,360,767 in Argentina bonds, composed of 1,024,000 AA17- Argentina Bond 2017, with a maturity date of 4/17/2017, and coupon rate of 7% fixed. The amortized cost of the bonds were $998,400 with an unrealized gain at December 31, 2014 of $362,367. The bonds were sold on January 5, 2015 for $1,314,964.

Net Loss per Common Share

For the years ended December 31, 2014 and 2013, the weighted average shares outstanding excluded certain stock options and potential shares from convertible debt of 4,004,214 and 378,843, respectively, from the calculation of diluted earnings per share because these shares would be anti-dilutive. Anti-dilutive warrants of 100,000 and 0 for the year ended December 31, 2014 and 2013, respectively, were also excluded from the calculation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2014 presentation.

Accounts Receivable

Accounts receivable are stated at amounts management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. There was no reserve for doubtful accounts as of December 31, 2014.

Inventory

Inventories are stated at the lower of cost or market (net realizable value) on an average basis and appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.

Property, Plant and Equipment

Property, Plant and Equipment (“PPE”) is stated at historical cost less depreciation. Historical cost includes expenditures that are directly attributable to the acquisition of the items.

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

The estimated useful lives of our major classes of property, plant and equipment are as follows:

Major Classes of PPE	Estimated Useful Lives
Machinery and equipment	2-7 years
Vehicles	5 years
Leasehold improvements	5 years (or the life of the lease)
Furniture and office equipment	3-5 years

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

Stock-Based Compensation

The Company accounts for its stock options, warrants, and restricted stock grants under the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The Company currently uses the straight-line amortization method for recognizing stock option and restricted stock compensation costs. The measurement and recognition of compensation expense for all share-based payment awards made to our employees, directors or outside service providers are based on the estimated fair value of the awards on the grant dates. The grant date fair value is estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost is recognized over the period during which an employee, director or outside service provider is required to provide service in exchange for the award, i.e., “the requisite service period” (which is usually the vesting period). The Company also estimates the number of instruments that will ultimately be earned, rather than accounting for forfeitures as they occur.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ASC Topic 360 requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets with their associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying value exceeds the fair value. If estimated future cash flows are not achieved with respect to long-lived assets, additional write-downs may be required.

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

The Company is subject to U.S. federal and foreign income taxes along with state income taxes in Texas. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying Consolidated Balance Sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Recent Accounting Pronouncements

The recent accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on disclosures of uncertainties about an entity’s ability to continue as a going concern. The guidance requires our evaluation of whether there are conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. This assessment must be made in connection with preparing financial statements for each annual and interim reporting period. Our evaluation should be based on the relevant conditions and events that are known and reasonably knowable at the date the financial statements are issued. If conditions or events raise substantial doubt about our ability to continue as a going concern, but this doubt is alleviated by our plans, we should disclose information that enables the reader to understand what the conditions or events are, our evaluation of those conditions or events and our plans that alleviate that substantial doubt. If conditions or events raise substantial doubt and the substantial doubt is not alleviated, we must disclose this in the footnotes. We must also disclose information that enables the reader to understand those conditions or events, our evaluation of those conditions or events, and our plans to alleviate the substantial doubt. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. We do not expect the adoption of this new guidance to have a material impact on our financial statements or financial statement disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires us to recognize the amount of revenue to which we expect to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor has the effect of the standard on our ongoing financial reporting been determined.

3.	Reverse Merger

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

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of FRI’s common stock, par value $0.0001 per share, was converted into one (1) share of Eco-Stim’s common stock, par value $0.001 per share and each outstanding option to purchase shares of FRI common stock became an option to purchase the same number of shares of Eco-Stim’s common stock on the same terms. The shares of Eco-Stim’s common stock issued to FRI’s shareholders in connection with the Merger represents approximately 96.05% of Eco-Stim’s voting stock issued and outstanding immediately after the effectiveness of the Merger.

The transaction was accounted for as a reverse merger and recapitalization of FRI whereby FRI is considered the acquirer for accounting purposes. All historical financial information contained in this Form 10-K is that of FRI.

As a result of the Merger, we were no longer considered a “shell company” and our business and operations are now those of FRI.

4.	Inventory

Inventories by category were as follows:

	December 31, 2014	December 31, 2013
Raw materials	$697,439	$—
Spare parts	922,339	—
Total inventories	$1,619,778	$—

5.	Prepaids

Prepaids by category were as follows:

	December 31, 2014	December 31, 2013
Prepaid insurance	$206,623	$153,110
Prepaid value added tax	1,798,213	—
Prepaid capital lease	—	488,633
Prepaid other taxes	380,047	—
Prepaid other vendors	111,922	317,868
Total prepaids	$2,496,805	$959,611

The Company will use the prepaid credit value added tax as it continues to invoice customers in Argentina.

6.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31, 2014	December 31, 2013
Land	$600,000	$—
Leasehold improvements	12,811	11,575
Computer hardware and software	127,312	1,694
Furniture & fixtures	97,424	27,608
Machinery & equipment	27,041,966	3,500,000
Work in progress	259,744	—
Property and equipment	28,139,257	3,540,877
Less accumulated depreciation	(189,910)	(8,218)
Property and equipment, net	$27,949,347	$3,532,659

7.	Debt

Short-Term Note

The Company finances certain insurance premiums with a short term note that had a balance at December 31, 2014 and 2013, of $158,036 and $187,315, respectively. The note accrues interest at a rate of 5.87% per annum with monthly payments of approximately $20,000 through September 2015.

Convertible Debt

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

In connection with the Merger in 2013, the convertible note of $1.0 million principal and accrued interest of approximately $63,000 was converted to 319,236 shares of common stock.

Long-Term Notes Payable

On May 28, 2014 (the “Closing Date”), the Company entered into a Convertible Note Facility Agreement (the “Note Agreement”) with ACM. The proceeds from the Note Agreement have been used primarily for capital expenditures and approved operating budget expenses.

The Note Agreement allowed the Company to issue ACM a multiple draw secured promissory note (the “Convertible Note”) with a maximum aggregate principal amount of $22 million, convertible into the common stock of the Company (the “Common Stock”) at a price of $6.00 per share at the option of ACM. The outstanding debt under the facility is convertible immediately and accrues interest at 14% per annum with interest payments due annually in arrears. The debt can be prepaid in full under certain conditions after the first anniversary of the Closing Date and matures on the date that is four years following the Closing Date.

The initial advance of $11,863,885 under the Note Agreement was primarily used for equipment purchases and other approved capital expenditures. On October 28, 2014, the Company drew $10,136,115, the balance available under the Convertible Note with ACM for a total balance of $22,000,000 as of December 31, 2014.

All obligations under the Note Agreement are secured by liens on substantially all of the assets of the Company and have subsidiary guarantees and pledges of the capital stock of the subsidiary guarantors subject to certain terms and exceptions. The Company is in compliance with debt covenants.

In addition, on the Closing Date and as a condition precedent for the closing of the Note Agreement, the Company entered into a Securities Purchase Option Agreement (the “Option Agreement”) with ACM. Pursuant to the Option Agreement, ACM had the option, in ACM’s sole discretion, to purchase an aggregate of 1,333,333 shares of Common Stock, at a price of $6.00 per share (such right, the “Option”). The Option was exercised on July 14, 2014, see Note 9 – Private Equity Placement.

On October 10, 2014, the Company entered into an equipment purchase agreement “TPU” for the purchase of certain TPU equipment and related spare parts for a total purchase price of approximately $6,500,000, of which $4,100,000 has been financed. The total amount financed, including any accrued interest, will become due and payable on April 1, 2015. On March 12, 2015, the Company amended the agreement to add a blender, two data vans and a manifold at an increased cost of $400,000, to defer the due date of the final payment until March 31, 2016, and to provide for monthly installment payments of $50,000 beginning in May. The note accrues interest at a rate of 5% per annum through April 1, 2015, thereafter increasing at rate of 9% per annum until maturity of March 31, 2016.

The following is a summary of approximate scheduled long-term notes payable maturities by year:

2015	$475,000
2016	3,625,000
2017	—
2018	22,000,000
$26,100,000

8.	Deferred Debt Costs

The Company capitalizes certain costs in connection with obtaining its financings, such as lender’s fees and related attorney fees. These costs are amortized to interest expense using the straight-line method.

Deferred debt costs were approximately $633,321 net of accumulated amortization of $108,128 for the year ended December 31, 2014 and are presented as other assets of $185,362 and other non-current assets of $447,959.

9.	Private Equity Placement

In October 2013 and November 2013, the Company sold 854,367 shares of its common stock in a private placement to 35 accredited investors resulting in gross proceeds of $5,126,202.

On July 14, 2014 ACM exercised the Option (as referenced in “Note 7 – Debt”), resulting in net proceeds of $7,708,874 after deducting $291,126 in transaction related expenses.

On July 24, 2014, the Company sold 383,733 shares of its Common Stock in a private placement to 17 accredited investors resulting in net proceeds of $2,116,473.

10.	Stockholders’ Equity

Common Stock

At December 31, 2014 and 2013 the Company had authorized 200,000,000 and 100,000,000 shares of common stock respectively, of which 5,709,523 and 3,985,206 were outstanding with a value of $5,709 and $3,985.

Preferred Stock

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

At December 31, 2014 and 2013, the Company had authorized 50,000,000 shares of preferred stock, of which there were 0 shares of preferred stock outstanding.

Warrants

In the fourth quarter of 2013, the Company executed a sale-leaseback transaction with a related party that included an inducement payment of 100,000 common stock warrants. The exercise price per share of the common stock under the agreement is $7. The agreement expires five years after the date of issuance. The warrants can be exercised on a one for one basis starting July 1, 2014. See Note 15-Related Parties for additional information.

11.	Employee Benefit Plan

The Company adopted a safe harbor defined contribution 401(k) plan effective January 1, 2012, covering all Company employees of the US headquarters. Under the plan the company contributes 5% towards the employee 401k. The contribution is fully vested at the time of contribution. The Company’s contributions for the years ended December 31, 2014 and 2013, were $71,561 and $48,976 respectively.

12.	Stock-Based Compensation

As of December 31, 2014, the Company has two stock incentive plans approved by its stockholders, the 2013 Stock Incentive Plan (the “2013 Plan”) and the 2014 Stock Incentive Plan (the “2014 Plan”), for the granting of stock-based incentive awards, including incentive stock options, non-qualified stock options, and restricted stock to employees, consultants, and members of the Company’s board of directors (the “Board”). The 2013 Plan was originally adopted in 2012, and a maximum of 2,164,500 shares were reserved for issuance under the 2013 Plan. In connection with the merger in December, 2013, the Company modified the maximum number of shares authorized to be issued under the 2013 Plan to 1,000,000 shares. As of December 31, 2014, 238,328 shares were available for grant under the 2013 Plan. The 2014 Plan was adopted in July 2014, with a maximum of 500,000 shares authorized to be issued under the 2014 Plan. As of December 31, 2014, 205,000 shares were available for grant under the 2014 Plan.

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

The Company recorded $1,251,998 and $340,084, for 2014 and 2013, respectively, of stock-based compensation, which is included in selling, general, and administrative expense and cost of sales in the accompanying consolidated statement of operations. Total unamortized stock-based compensation expense at December 31, 2014 was $2,597,029 and will be fully expensed through 2018.

Stock Options

Options granted vest over a period of two to four years, subject to the optionee’s continued employment or service, and an option granted under the Plans may have an expiration date not longer than ten years following the date of grant. The Plans specify that the per share exercise price of an incentive stock option may not be less than 110% of the fair market value of the Company’s common stock on the date of grant, and the per share exercise price of a non-qualified stock option may not be less than the fair market value of the Company’s common stock on the date of grant. The Company’s general practice has been to grant options with a per share exercise price equal to the fair market value of the Company’s common stock on the date of grant.

A summary of the Company’s stock option activity for the years ended December 31, 2014 and 2013, is presented below:

Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding at December 31, 2012	161,429	$2.70	9.55
Granted	430,000	6.00
Exercised	(18,375)	0.09
Forfeited	(15,753)	3.33
Options outstanding at December 31, 2013	557,301	$5.32	9.56
Granted	138,000	6.07
Exercised	(3,500)	0.09
Forfeited	(22,504)	3.33
Options outstanding at December 31, 2014	669,297	$5.55	8.79
Options exercisable at December 31, 2014	336,297	$5.07	8.47

As of December 31, 2014, the range of exercise prices for outstanding options was $0.09 – $7.00.

The following table presents the assumptions used in determining the fair value of option awards for the year ended December 31, 2014 and 2013:

	2014	2013
Weighted average grant date fair value per share of awards granted	2.40	3.94
Significant fair value assumptions:
Expected term (in years)	5.75	5.75
Volatility	45.79%	75.00%
Risk-free interest rate	1.62%	2.35%
Expected dividends	—	—

Restricted Stock

A summary of award activity under the Plan for the years ended December 31, 2014 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013
Granted	365,500
Vested	(3,750)
Non-vested at December 31, 2014	361,750	6.00

The weighted average grant date fair value of awards of restricted stock is based on the market price of the Company’s common stock on the date of the grant.

13.	Variable Interest Entities

In 2012, Tango Rock, S.A. (“Tango”) was formed for the purpose of conducting business activities for the Company in Argentina. At that time, the Company did not own an interest in Tango. Due to the Company’s ability to direct the activities of Tango that most significantly impact economic performance and (i) the obligation to absorb losses of an entity or (ii) the right to receive benefits from the entity, we previously determined it to be a variable interest entity of which we were the primary beneficiary and consolidated Tango in our financial statements. However, in 2014, Tango Rock, S.A. (“Tango”) was acquired by the Company for nominal value and immediately after the acquisition the name was changed to Eco-Stim Energy Solutions Argentina S.A. (“EcoStim Argentina”).

14.	Commitments and Contingencies

Capital Lease Obligations

In the fourth quarter of 2013, the Company purchased and upgraded equipment from non-related third parties, investing approximately $3.5 million. In December 2013, the Company sold the equipment to a related party leasing company, Impact Engineering, AS. Simultaneously, the equipment package was leased back to the Company as a capital lease for a 60-month period with payments beginning in February of 2014. The Company agreed to prepay one year of payments in the amount of approximately $1.0 million and maintain a balance of no less than six months of prepayments until the final six months of the lease.

These prepayments were made prior to December 31, 2013. Further lease payments are $81,439 per month and commenced on February 1, 2014. The final six months of prepaid is shown as other non-current assets in the consolidated balance sheets with a balance of $488,633.

The minimum present value of the lease payments is $3.5 million with terms of sixty months and implied interest of 14%. The next five years of lease payments are:

Capital Lease Payments
2015	977,267
2016	977,267
2017	977,267
2018	977,267
Total Future Payments	3,909,068
Less debt discount due to warrants	(280,669)
Less amount representing interest	(928,850)
2,699,549
Less current portion of capital lease obligations	(597,406)
Capital lease obligations, excluding current installments	$2,102,143

Operating Leases

During the third quarter of 2014, the Company and EcoStim Argentina each entered into separate three-year office space leases. The leases each have a term of three years. The company also has leased a warehouse facility in Neuquén for our Argentina operations and a warehouse in Houston for maintenance and security of our TPU equipment. The combined future minimum lease payments as of December 31, 2014 are as follows:

Operating Leases
2015	532,002
2016	314,079
2017	225,349
Thereafter	—
Total	1,071,430

15.	Related Party Transactions

During 2013, the Company sub-leased office space for $6,000 per month from Geo-Texture, a company owned by the Chairman of the Board and an employee of the Company. The sub-lease agreement commenced in March of 2012 on a month-to-month basis. The Company paid the related party approximately $81,000 in 2013. On November 18, 2013, the month-to-month lease agreement was assigned from Geo-Texture to the Company.

On August 29, 2013, the Company acquired certain intellectual property from a Geo-Texture, who specialized in predicting “sweet spots” as well as drilling and well stimulation hazards within unconventional formations in the United States owned by the Chairman and another employee of the Company. The acquisition was done in exchange for 250,000 shares of common stock, which was the amount determined by the fair value of the intellectual property at the time of sale.

In the fourth quarter of 2013, the Company purchased and upgraded equipment, from non-related third parties, for approximately $3.5 million. In December 2013, the Company sold the equipment to a third party leasing company controlled by two of its directors. Simultaneously, the equipment package was leased back to the Company, as a capital lease for a 60-month period with payments beginning in February 2014. The Company agreed to prepay one year of payments in the amount of approximately $1.0 million and maintain a balance of no less than six months of prepayments until the final six months of the lease. These prepayments were made prior to December 31, 2013. Further lease payments are approximately $81,000 per month and commenced on February 1, 2014

In connection with the sale lease back transaction, the Company issued 100,000 common stock warrants to the related party leasing company. The warrants were issued as an inducement payment and can be exercised on a one for one basis for common stock starting July 1, 2014. The exercise price is $7.00 with an expiration date of five years after the initial exercise date of July 1, 2014.

The estimated fair value of the warrants at issuance was approximately $0.4 million and was calculated using the Black Scholes method with the following weighted average assumptions being used:

Volatility	75%
Expected lives years	5.75
Expected dividend yield	—
Risk free rates	1.75%

16.	Income Taxes

The effective tax rate (as a percentage of income before taxes) is reconciled to the U.S. federal statutory rate as follows as of December 31, 2014 and 2013, respectively:

	For the year ended December 31,
	2014	2013
Income tax benefit at the applicable federal rate (34%)	$(2,428,410)	$(1,216,527)
Permanent difference	(1,348,502)	94,840
Change in valuation allowance	3,814,700	331,552
BVI NOL elimination	—	787,453
Other	(7,396)	3,898
Foreign rate differential	(30,392)	(1,216)
Income Tax Expense (Benefit)	$—	$—

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liabilities. Significant components of the deferred tax asset and liability as of December 31, 2014 and 2013 respectively are:

	As of December 31,
	2014	2013
Deferred assets
Stock-based compensation	$203,736	$25,924
Accrued Vacation	85,719	22,231
Accrued Bonus	178,500	—
Other Accruals	196,984	—
Intangible Assets	19,573	(28)
Net operating loss carryforwards	4,372,659	1,160,925
Total deferred tax assets	$5,057,171	$1,209,052
Deferred liability
Prepaids	(69,232)	(47,719)
Property, plant and equipment	(18,191)	(6,285)
Total deferred tax liabilities	$(87,423)	$(54,004)
Net deferred tax asset	4,969,748	1,155,048
Valuation Allowance	(4,969,748)	(1,155,048)
Total net deferred tax assets	$—	$—

The Company has established a valuation allowance to fully reserve the net deferred tax asset due to the uncertainty of the timing and amounts of future taxable income. At December 31, 2014 the Company has a federal net operating loss carry forward of $8,624,768 and a foreign tax loss carry forward of $4,162,855, both of which have been fully reserved.

The loss carryforwards expire as follows:

Expiration year	Amount
2017	179,117
2018	3,774,222
2019 and forward	8,834,284
Total	12,787,623

The Company records accrued interest and penalties related to unrecognized tax benefits in general and administrative expense. No amounts of interest expense and penalties have been accrued or recognized related to unrecognized tax benefits since inception. We are currently subject to a three-year statute of limitations by major tax jurisdictions.

17.	Fair Value Measurement

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three-tier hierarchy that is used to identify assets and liabilities measured at fair value. The hierarchy focuses on the inputs used to measure fair value and requires that the lowest level input be used. The three levels defined are as follows:

●	Level 1 — observable inputs that are based upon quoted market prices for identical assets or liabilities within active markets.

●	Level 2 — observable inputs other than Level 1 that are based upon quoted market prices for similar assets or liabilities, based upon quoted prices within inactive markets, or inputs other than quoted market prices that are observable through market data for substantially the full term of the asset or liability.

●	Level 3 — inputs that are unobservable for the particular asset or liability due to little or no market activity and are significant to the fair value of the asset or liability. These inputs reflect assumptions that market participants would use when valuing the particular asset or liability.

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value at December 31, 2014:

Fair Value Measurements	Level 1	Level 2	Level 3	Total
Argentina Bonds	$1,360,767	$—	$—	$1,360,767
	$1,360,767	$—	$—	$1,360,767

18.	Quarterly Financial Data (unaudited)

Summarized quarterly financial data for the years ended December 31, 2014 and 2013 are presented below.

	Quarter Ended
	March 2014	June 2014	September 2014	December 2014
Revenue	$483,345	$73,951	$88,106	$189,080
Operating Loss	1,687,730	1,682,633	2,662,400	3,637,044
Loss before income taxes	1,823,433	2,010,949	258,907	3,049,093
Net Loss	1,823,433	2,010,949	258,907	3,049,093
Basic and diluted Loss per share	$0.46	$0.50	$0.05	$0.53

	Quarter Ended
	March 2013	June 2013	September 2013	December 2013
Revenue	$2,600	$2,200	$—	$—
Operating Loss	679,304	845,303	939,418	1,046,729
Loss before income taxes	679,304	883,893	964,713	1,048,252
Net Loss	679,304	883,893	964,713	1,048,252
Basic and diluted Loss per share	$0.61	$0.79	$0.86	$0.72

19.	Subsequent Events

On March 12, 2015, the Company amended its TPU agreement as referenced in “Note 7 – Debt.” under the original agreement the Company purchased the TPU equipment for a total purchase price of approximately $6,500,000, of which $4,100,000 has been financed and had an original maturity of April 1, 2015. As part of the amendment the Company agreed to purchase additional equipment consisting of data vans, blender and manifold for an addition compensation of $400,000 and refinance the balance with monthly payments beginning May 1, 2015 and the balance due on March 31, 2016.

On February 19, 2015, the Company sold 1,051,376 registered securities of common stock at a price of $5.75 for gross proceeds to the Company of $6,045,412.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act consisting of controls and other procedures designed to give reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding such required disclosure. Based on their evaluation as of the end of the period covered by this Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Exchange Act, were effective as of December 31, 2014.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. As of December 31, 2014, management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of its internal control over financial reporting, based on criteria established in the updated 2013 Internal Control — Integrated Framework created by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2014. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance Directors and Executive Officers

All of our directors have been elected to serve until our next annual meeting of shareholders or until their earlier resignation, removal or death. Biographical information regarding our executive officers and directors is as follows:

Name	Age	Positions
Bjarte Bruheim	59	Executive Chairman
Jon Christopher Boswell	53	Director, President and Chief Executive Officer
Jogeir Romestrand	53	Director
Carlos A. Fernandez	57	Director, Executive Vice President-Global Business Development and General Manager-Latin America
John Yonemoto	51	Director
Christopher Krummel	46	Director
Ahmad Al-Sati	41	Director
Lap Wai Chan	48	Director
Bobby Chapman	58	Chief Operating Officer
Alexander Nickolatos	37	Chief Financial Officer and Assistant Secretary
Craig Murrin	61	Secretary and General Counsel

Bjarte Bruheim. Mr. Bruheim has over 30 years of international management experience and is also a serial entrepreneur. He has spent the majority of his career introducing technologies that reduce risk and improve efficiencies in the oil and gas business. Such companies include oilfield services companies such as Petroleum Geo-Services ASA (“PGS”) which he co-founded in 1991, Electromagnetic Geoservices ASA (“EMGS”) where he was an early venture investor and Executive Chairman starting in 2004 and became Chief Executive Officer in January 2015, Geo-Texture Technologies, Inc. (“Geo-Texture”), which he co-founded in 2005, and ODIM ASA (“ODIM”) which he worked to turn around and later sell. PGS and EMGS remain public companies and are leaders in their industry while ODIM was sold to Rolls Royce and the intellectual property of Geo-Texture was sold to Eco-Stim. In addition to the oilfield service companies, Mr. Bruheim was a co-founder in Spinnaker Exploration Company using PGS technology, an early venture investor in Spring Energy using EMGS technology and co-founder of a small exploration and production company operating in the Eagle Ford field in Texas using Geo-Texture. Spinnaker was later sold to Statoil, Spring Energy was sold to Tullow Oil and the small exploration and production company in the Eagle Ford play was sold to Chesapeake. Mr. Bruheim is currently the Chief Executive Officer and Chairman of the Board for EMGS and has been involved at the board level in value creation for many energy and energy service related companies. He started his career as an executive with Schlumberger after graduating with a master’s degree in Physics and Electronics from the Norwegian University of Science & Technology in Trondheim, Norway.

Jon Christopher Boswell. Mr. Boswell has served as President and Chief Executive Officer and a Director of our Company and its predecessors, FRI and FRIBVI, since December 2011. He has also served as a Director during the same time period. Prior to FRI, from 2009 to 2011, Mr. Boswell served as Chief Financial Officer for NEOS GeoSolutions, a Silicon Valley backed oilfield technology company (“NEOS”). Prior to NEOS, from August 2003 to January 2009, he served as Chief Financial Officer for Particle Drilling Technologies, an oilfield services and technology company (“Particle”). Subsequent to Mr. Boswell’s departure from Particle in January 2009 as a result of disagreements with the chief executive officer regarding the strategic direction of the company, the remaining management of the company elected to restructure the company and Particle filed for bankruptcy protection in May 2009. Particle secured financing and emerged successfully from bankruptcy on August 28, 2009.

Prior to Particle, he served as Senior Vice President and Chief Financial Officer of PGS from December 1995 until October 2002. PGS grew from a small enterprise in 1994 when Mr. Boswell joined the company to a $1 billion annual revenue enterprise with a peak enterprise value of $6 billion. In all, during his tenure as CFO at PGS, Mr. Boswell directed financings for over $3 billion of capital expenditures to facilitate PGS’ growth. Additionally during 1995, Mr. Boswell and other senior executives at PGS developed the concept to create a unique oil and gas company using a non-exclusive license in PGS’ seismic data library as seed capital. This company became Spinnaker Exploration Company, which was then sold to Statoil for approximately $2.5 billion. Mr. Boswell began his career at Arthur Andersen & Co. and later served in management positions with Price Waterhouse in Houston, Texas. Mr. Boswell is a 1985 graduate of the University of Texas at Austin.

Jogeir Romestrand. Mr. Romestrand has served as a director of our Company and its predecessor FRI since the Merger. He is the owner and director of the Norwegian private investment firm Rome AS. Mr. Jogeir Romestrand served as an Independent member of the board of directors of Polarcus Ltd from September, 2009 until April, 2012. He also served as a member of Polarcus Ltd’s audit committee. He has over 20 years of experience within marine technology and previously worked in various management capacities within the ODIM Group, most recently as chief executive officer and president of ODIM ASA.

Carlos A. Fernandez. Mr. Fernandez has served as a member of the Board of our Company and its predecessors since December 2011. Mr. Fernandez has 35 years of experience in the oil and gas industry and over 30 years of experience in various executive management and sales positions. From January 2010 to present, he has worked as General Manager – Latin America for NEOS. From April 2006 to November 2009, he served as Senior Vice President Business Development for 3DGeo. While at 3D-Geo, Carlos led the formation of the Kaleidoscope seismic imaging project, a partnership among Repsol, 3D-Geo, Stanford University, IBM, and the Barcelona Supercomputing Center. From 1996 to March 2006, he served as General Manager – Latin America for Paradigm Geophysical. From 1990 to 1995, Mr. Fernandez served as President of Petroleum Information Argentina. From 1979 through 1990, he held various leadership positions with seismic technology and computing companies such as Silicon Graphics. Mr. Fernandez received his degree in geophysics with honors from the National University of La Plata in Argentina. Mr. Fernandez has taught at the University for more than 10 years, contributing to the education of a significant number of geophysicists, currently working in the oil and gas industry in Latin America and around the world.

John Yonemoto. Mr. Yonemoto is the Chief Investment Officer and Chair of the Investment Committee of Albright, which acts as the general partner of and investment adviser to ACM. He has been with Albright since its founding in March 2005. Mr. Yonemoto has over 25 years of experience in both institutional capital markets and alternative asset management. Mr. Yonemoto earned a BA in Economics from the University of Chicago in 1986. From 1988 to 1994, Mr. Yonemoto worked with ING Groep in various roles in emerging markets trading, analytics, and sales. From 1994 to 1999, he was Global Head of Emerging Markets Proprietary Trading for ING Barings. In this role, Mr. Yonemoto directed an interdisciplinary investment team across fixed income, currency and equity investments and served on the management team of the Emerging Markets and High Yield Division of ING Groep. Most recently, from 1999 until January 2005, he was Managing Director and lead public markets portfolio manager for Darby Overseas Investments, Ltd., a wholly-owned subsidiary of Franklin Templeton Investments.

Christopher Krummel. Mr. Krummel joined our Board in January 2014. Mr. Krummel currently serves as the Chief Financial Officer and Vice President for EnTrans International LLC (“EnTrans”), a portfolio company of American Industrial Partners LLC. Previously he served as Vice President, Controller and Chief Accounting Officer for Cameron International Corporation (“Cameron”), where he was responsible for all accounting functions, including consolidated financial reporting and SEC filings. He served at Cameron from October 2007 until August 2014 and joined EnTrans in September 2014. Previously he was with Enventure Global Technology, a private equity backed startup, serving as Chief Financial Officer. Prior to Enventure, he held financial leadership roles with PGS and PriceWaterhouse. He holds an undergraduate degree in accounting from Creighton University and an MBA from The Wharton School of the University of Pennsylvania. In addition to our Board, Mr. Krummel is a director of Rebuilding Together Houston.

Ahmad Al-Sati. Mr. Al-Sati is a Managing Director of Albright, and was designated by ACM to serve on the Board pursuant to the Stockholder Rights Agreement. Mr. Al-Sati is an investor and restructuring professional with over 12 years of direct experience in private equity, lending transactions and other special situations in almost 20 different jurisdictions in Africa, Europe, Asia and the Americas. Prior to joining Albright in September 2012, Al-Sati was a Managing Director at Plainfield Asset Management where, most recently, he was responsible for the firm’s energy and international portfolios in industries that included consumer products, specialty finance, building products, steel, E&P Cleantech and energy. Mr. Al-Sati was also Chairman of two renewable energy companies in Peru and Greece. Mr. Al-Sati began his career as an attorney with Schulte Roth & Zabel LLP, representing hedge funds and private equity firms in privately negotiated transactions. In 2003, Mr. Al-Sati joined MatlinPatterson Global Advisers LLC. At MatlinPatterson, he was initially responsible for the transactional legal work, private debt trading and tax structuring and worked on a variety of private equity transactions during his time there. Mr. Al-Sati received a BA, with honors, double majoring in Economics and History from Wesleyan University in 1995, a J.D. from Columbia Law School in 2000 and an M.B.A. from the Stern School of Business in 2008.

Lap Wai Chan. Mr. Chan has been actively investing for over 20 years, including investment experience in Asia, Latin America, North America and Oceana. Mr. Chan joined Albright in 2011. Prior to joining Albright in 2011, Mr. Chan was the Managing Partner and international portfolio manager for MatlinPatterson Global Opportunities Funds from inception to September 2009. Prior to July 2002, Mr. Chan was a Managing Director at Credit Suisse’s Distressed Group in Hong Kong, which he established in 1997. Mr. Chan began his career at ING Barings Ltd (“ING”), most recently as Director of Asian Special Investments for ING Barings Securities (HK) Ltd, in Hong Kong from 1995 to 1997. From 1993 to 1995, he focused on South American emerging markets finance as head of EMG sales in the Tokyo office of ING, and from 1987 to 1993 he served as Vice President of EMG corporate finance, sales and trading in ING’s New York office. Mr. Chan obtained a BA with Honors from the University of Chicago in 1987. Until May 2014, Mr. Chan served as an independent board member and Chairman of the special committee of Harbinger Group Inc. He currently works exclusively with Albright on emerging markets transactions.

Bobby Chapman. Mr. Chapman started his career with Halliburton, where he was involved in drilling and completions operations, sales, engineering, and management in offshore Gulf of Mexico and broad US land operations as well as assignments internationally offshore West Africa. His experience includes high pressure / high temperature well cementing, stimulation engineering (matrix acidizing and well stimulation ) as well as completion design including complex, extended reach, deep water well completion designs. He was author of several SPE technical papers on the use of high perm well stimulation techniques and processes. In 1998, Mr. Chapman joined Weatherford International where he spent seven years working in management positions involving all types of artificial lift and general business planning. He was responsible for the organic startup of Weatherford’s well stimulation business. Later after leaving Weatherford, he started Liberty Pressure Pumping, a startup business focused on well stimulation of unconventional resources. He was involved in all phases of the business including strategic planning, financial planning, equipment design, sales, engineering and management. Liberty’s niche was supplying well stimulation operations to the Barnett Shale but later expanding to other unconventional basins in the United States. In 2007, Liberty was sold to Trican Well Service for in excess of $200 million. Mr. Chapman was retained by Trican to serve as president of the United States region. He resigned from Trican in September, 2012. During this time Trican grew to add several operating regions and also expanded product line offerings to include cementing services and coil-tubing services. Mr. Chapman is a 1979 graduate of Louisiana State University with a B.S. degree in Petroleum Engineering.

Alexander Nickolatos. From March, 2006 until June, 2012, Mr. Nickolatos served as the Director of Financial Planning and Analysis at NEOS. During his time at NEOS, he also served as Controller and Treasurer, and oversaw oil and gas accounting and finance operations in over seven countries, including Argentina. In conjunction with this role, he helped to raise and manage over $500 million from private investors, including Bill Gates, Kleiner Perkins, and Goldman Sachs. He was instrumental in implementing the company’s subsidiary exploration activities in Argentina, eventually forming an assignment of two concessions to ExxonMobil. Prior to joining NEOS, he worked for Arthur Andersen and PricewaterhouseCoopers. Mr. Nickolatos is a Certified Public Accountant, and holds a BBA degree, summa cum laude, from Walla Walla University.

Craig Murrin. Mr. Murrin joined us in April 2014 and was elected Secretary and General Counsel and designated as our Compliance Officer in May 2014. He served as an attorney for SandRidge Energy Offshore, LLC (formerly “Dynamic Offshore Resources”) from February 2009 until February 2014. He was Vice President, Secretary and General Counsel of Global Geophysical Services, Inc. (“GGS”) from May 2005, when it commenced business, until October 2008. He helped GGS raise over USD 100 million in private equity and USD 180 million of secured debt, establish an international operating company in the Cayman Islands, establish an FCPA compliance program, and enter the geophysical service business in Algeria, Argentina, Georgia, India, Oman and Peru. He was Vice President-Legal of various subsidiaries of PGS from 1997 until 2003 and served as its chief compliance officer from 2000 to 2003, helping it to enter the geophysical service business in Kazakhstan, Mexico and Saudi Arabia. From 1988 to 1995 he served as Senior Counsel and Assistant Secretary of The Western Company of North America, where he helped it enter the pressure-pumping and offshore drilling businesses in Argentina, Brazil, Colombia, China, Hungary, Indonesia, Malaysia, Nigeria and Russia. He obtained his law degree from Stanford University, where he served on the Law Review. He served on the council of the international section of the Houston Bar Association from 2003 through 2009.

There are no family relationships between any of the executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, officers and beneficial owners of 10 percent or more of our common stock (“Reporting Persons”) are required to report to the SEC on a timely basis the initiation of their status as a Reporting Person and any changes with respect to their beneficial ownership of our common units. Based solely on a review of Forms 3, 4 and 5 (and any amendments thereto) furnished to us, we have concluded that no Reporting Persons were delinquent with respect to their reporting obligations, as set forth in Section 16(a) of the Exchange Act.

Compensation of Directors

In August 2012, Mr. Bruheim was granted 22,318 options to purchase shares of FRI’s (a predecessor of the Company) common stock at a price of $3.33 per share, vesting in four equal semi-annual installments over two years. In October 2013, Mr. Bruheim was granted 75,000 options to purchase shares of FRI’s common stock at a price of $6.00 per share, vesting in four equal semi-annual installments over two years. Also, in October 2013, each of Mr. Fernandez, Mr. Hardisty and Mr. Romestrand was granted 10,000 options to purchase shares of FRI’s common stock at a price of $6.00 per share, vesting in four equal semi-annual installments over two years. In January 2014, Mr. Krummel received a similar grant of options to purchase our common stock at a price of $7.00 per share. In connection with the Merger, options to purchase shares of FRI’s common stock were exchanged for options to purchase the same number of shares of our common stock. As a result, Mr. Fernandez, Mr. Hardisty, Mr. Krummel, and Mr. Romestrand each hold 10,000 options to purchase shares of our common stock. Mr. Bruheim holds 75,000 options to purchase shares of our common stock. We do not anticipate that Mr. Al-Sati, Mr. Yonemoto or Mr. Chan will receive any compensation from us for serving on our Board.

Other than the aforementioned options, our other directors currently do not receive any compensation specifically for their services as a director; however we do reimburse these directors for any travel or other business expenses related to their service as a director.

Director Qualifications and Board Leadership Structure

Mr. Bruheim has significant operational experience in the oilfield services industry and brings both a practical understanding of the industry as well as hands-on experience at building companies in this sector. He currently serves on several other Boards and as Chief Executive Officer of companies operating in our industry and brings experience with young growing companies to our Board, which adds significant value. Mr. Boswell also has a track record as an executive officer in this industry and has been part of starting and building multiple companies with this oilfield service sector. He also brings a strong financial background to our Board. Mr. Romestrand has operated as an executive and as a successful CEO in the high tech oilfield equipment sector for many years and has successfully built multiple companies while generating very strong returns for his investors. He also brings an international viewpoint to our Board. Mr. Fernandez has significant experience at starting and growing oilfield service companies with a particular emphasis on the Latin American market and specifically in Argentina. His experience at navigating cross border business agreements and relationships is of particular value to our Board. Mr. Krummel has significant financial experience in the industry with previous roles as Chief Financial Officer and Chief Accounting Officer with public companies where he was responsible for all accounting functions, including consolidated financial reporting and SEC filings. Mr. Al-Sati is an investor and restructuring professional with over 12 years of direct experience in private equity, lending transactions and other special situations in almost 20 different jurisdictions in Africa, Europe, Asia and the Americas. Chan and Yonemoto were appointed to our Board in July 2014. Mr. Chan has extensive investment experience, including investment experience in Asia, Latin America, North America and Oceana. His experience in and understanding of emerging markets transactions in an international context should add significant value to our Board. Mr. Yonemoto has significant experience in emerging markets alternative asset management in general, and has particular experience investing in certain of the Company’s target markets. His various roles in emerging markets trading and analytics, as well as his role as an executive officer at an emerging markets investment advisory firm, should make him a valuable member of our Board.

Committees of the Board of Directors

In January 2014, the board of directors established an Audit Committee and appointed Mr. Krummel as head of the committee. The other members of the Audit Committee are Mr. Al-Sati, Mr. Chan, and Mr. Fernandez. Mr. Krummel qualifies as an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K and is considered independent as that term is defined in Item 407 of Regulation S-K. Designation as an “audit committee financial expert” is an SEC disclosure requirement and does not impose any additional duties, obligations or liability on any person so designated.

We have also established a Nominating Committee and appointed Mr. Romestrand as head of the committee. The members of the Nominating Committee are Mr. Bruheim, Mr. Romestrand, and Mr. Yonemoto.

We have also established a Compensation Committee and appointed Mr. Bruheim as head of the committee. The members of the Compensation Committee are Mr. Bruheim, Mr. Al-Sati, Mr. Krummel, and Mr. Romestrand.

On November 3, 2014, we adopted a new code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions. The Code of Business Conduct and Ethics is filed as Exhibit 14.0 to our Registration Statement on Form S-1 filed on November 14, 2014.

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors. Our determination of independence of directors is made using the definition of “independent director” contained in Nasdaq Marketplace Rules 5605(a)(2) , even though such definitions do not currently apply to us because we are not listed on Nasdaq. Based upon such definition and SEC regulations, we have determined that Messrs. Bruheim, Krummel, Romestrand, Yonemoto, Al-sati and Chan are “independent” under the standards of the Nasdaq.

Although we have not established any specific objective criteria for service on our board, we anticipate that we will offer the positions to persons who have significant experience relevant to companies in our industry and other qualifications that the existing members of our board believe will enable such persons to make significant contributions to the Company.

We do not have a policy regarding the consideration of any director candidates who may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our board of directors established a process for identifying and evaluating director nominees, nor do we have a policy regarding director diversity. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our board of directors. We do not know if any of our shareholders will make a recommendation for any candidate to serve on our Board given the relatively small size of our Company. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees. In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

Item 11. Executive Compensation

We are currently considered a “smaller reporting company” for purposes of the SEC’s executive compensation and other disclosure rules. In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures.

Summary Compensation Table

The following table summarizes, with respect to each of our named executive officers, information relating to all compensation earned for services rendered to us in all capacities in the last two completed fiscal years.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (5)	Option Awards ($) (6)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (7)	Total ($)
Jon Christopher Boswell –	2014	200,000	—	188,000	46,266	—	—	16,000	450,266
Chief Executive Officer (1)	2013	200,000	10,000	—	491,907	—	—	11,000	712,907

Bobby Chapman –	2014	200,000	—	223,000	—	—	—	16,000	439,000
Chief Operating Officer (2)	2013	33,692	—	—	393,526	—	—	1,685	428,903

Carlos Fernandez –	2014	166,000	—	819,000	—	—	—	—	985,000
Executive Vice President- Corporate Business Development and General Manager Latin America (3)	2013	120,000	—	—	48,744	—	—	—	168,744

Alexander Nickolatos –	2014	200,000	—	437,500	—	—	—	10,000	647,500
Chief Financial Officer and Assistant Secretary (4)	2013	179,167	2,500	—	98,381	—	—	9,083	289,131

(1)	Mr. Boswell was appointed our Chief Executive Officer on December 11, 2013.
(2)	Mr. Chapman was appointed our Chief Operating Officer on December 11, 2013 upon closing of the Merger. A portion of the compensation reported for Mr. Chapman for 2013 reflects compensation earned as an employee of FRIBVI (a predecessor of the Company) for the portion of 2013 prior to December 11, 2013.
(3)	Mr. Fernandez was appointed our Executive Vice President-Corporate Business Development and General Manager Latin America on July 9, 2014. A portion of the compensation reported for Mr. Fernandez for 2013 reflects compensation earned by him as a consultant of FRIBVI (a predecessor of the Company)for the portion of 2013 prior to December 11, 2013. The compensation reported for Mr. Fernandez for 2014 reflects compensation earned by him as a consultant of our Company prior to July 1, 2014 and compensation earned by him as an employee of our Company after July 1, 2014.
(4)	Mr. Nickolatos was appointed our Chief Financial Officer on December 11, 2013 upon closing of the Merger and Assistant Secretary on July 9, 2014. A portion of the compensation reported for Mr. Nickolatos for 2013 reflects compensation earned as Controller of FRIBVI (a predecessor of the Company) for the portion of 2013 prior to December 11, 2013.
(5)	The amounts in this column reflect the aggregate grant date fair value of all stock awards calculated in accordance with FASB ASC Topic 718. See “Part II – Item 8 – Financial Statements and Supplementary Data – Eco-Stim Energy Solutions, Inc. and Subsidiaries Consolidated Financial Statements for December 31, 2014 and 2013 – Note 12 – Stock-Based Compensation” for additional information regarding the assumptions used to calculate the grant date fair value of the stock awards. The stock awards granted to Messrs. Boswell, Chapman, Fernandez and Nickolatos in 2014 were awards of restricted stock under our 2013 Stock Incentive Plan.
(6)	The amount in this column reflects the aggregate grant date fair value of all option awards calculated in accordance with FASB ASC Topic 718. See “Part II – Item 8 – Financial Statements and Supplementary Data – Eco-Stim Energy Solutions, Inc. and Subsidiaries Consolidated Financial Statements for December 31, 2014 and 2013 – Note 12 – Stock-Based Compensation” for additional information regarding the assumptions used to calculate the fair value of the option awards. The option awards granted to Messrs. Boswell, Chapman, Fernandez and Nickolatos in 2013 were granted by FRIBVI or FRI (both are predecessors of the Company) for services performed for FRIBVI or FRI and, immediately prior to the Merger, such awards constituted options to purchase shares of FRI’s common stock. In connection with the Merger, options to purchase shares of FRI’s common stock were exchanged for options to purchase the same number of shares of our common stock, with an appropriate adjustment to the exercise price to reflect the merger exchange ratio. As a result, the amounts shown in this column reflect options to purchase shares of our common stock.
(7)	Amounts reported in the “All Other Compensation” column consist of (a) with respect to all named executive officers, employer matching contributions to our tax-qualified Section 401(k) retirement savings plan and (b) with respect to Messrs. Boswell and Chapman, a monthly car allowance.

Narrative Disclosure to Summary Compensation Table

Employment Agreements. We have entered into employment agreements with each of our named executive officers. The following summary details the material terms of the employment agreements:

Jon Christopher Boswell. Mr. Boswell’s employment agreement provides for a term of employment through November 24, 2015, with a renewal provision that automatically extends the term of Mr. Boswell’s employment for an additional year unless either party provides written notice of non-renewal. We currently pay Mr. Boswell a base salary of $200,000 per year. Mr. Boswell is also eligible to receive a $500.00 monthly car allowance and a discretionary bonus to be determined by the Board, within its sole discretion, up to a maximum of 100% of his base salary. The employment agreement also contains severance provisions, which are discussed below under “Additional Narrative Disclosure—Potential Payments Upon Termination or a Change in Control”. The employment agreement provides that during the term of the agreement and for twelve (12) months or six (6) months, respectively, after the termination of Mr. Boswell’s employment (for whatever reason), Mr. Boswell will not compete with us or solicit our customers or our employees. The employment agreement also provides for the nondisclosure of any confidential information relating to us by Mr. Boswell.

Bobby Chapman. Mr. Chapman’s employment agreement provides for a term of employment through November 3, 2015, with a renewal provision that automatically extends the term of Mr. Chapman’s employment for an additional year unless either party provides written notice of non-renewal. We currently pay Mr. Chapman a base salary of $200,000 per year. Mr. Chapman is also eligible to receive a $500.00 monthly car allowance and a discretionary bonus to be determined by the Board, within its sole discretion, up to a maximum of 50% of his base salary. The employment agreement also contains severance provisions, which are discussed below under “Additional Narrative Disclosure—Potential Payments Upon Termination or a Change in Control”. The employment agreement provides that during the term of the agreement and for twelve (12) months or six (6) months, respectively, after the termination of Mr. Chapman’s employment (for whatever reason), Mr. Chapman will not compete with us or solicit our customers or our employees. The employment agreement also provides for the non-disclosure of any confidential information relating to us by Mr. Chapman.

Carlos Fernandez. Mr. Fernandez’s employment agreement provides for a term of employment through June 30, 2016, with a renewal provision that automatically extends the term of Fernandez’s employment for an additional year unless either party provides written notice of non-renewal. Pursuant to the employment agreement, we pay Mr. Fernandez a base salary of $200,000 per year for his service as the Executive Vice President-Corporate Business Development and General Manager Latin America. Mr. Fernandez is also eligible to receive a discretionary bonus to be determined by the Board, within its sole discretion, up to a maximum of 50% of his base salary. The Company will also grant Mr. Fernandez options to purchase 75,000 shares of our common stock, at a price of $6.00 per share, vesting in four equal semi-annual installments over two years. The employment agreement also contains severance provisions, which are discussed below under “Additional Narrative Disclosure –Potential Payments Upon Termination or a Change in Control.” The employment agreement provides that during the term of the agreement and for six (6) months after the termination of Mr. Fernandez’s employment (for whatever reason), Mr. Fernandez will not compete with us or solicit our customers or our employees. The employment agreement also provides for the non-disclosure of our confidential information by Mr. Fernandez.

Alexander Nickolatos. Mr. Nickolatos’ employment agreement provides for an original term of employment that ended on June 30, 2014, which term has automatically extended for an additional year in accordance with a renewal provision that automatically extends the term of Mr. Nickolatos’ employment for an additional year unless either party provides written notice of non-renewal. We currently pay Mr. Nickolatos a base salary of $200,000 per year. Mr. Nickolatos is also eligible to receive a discretionary bonus to be determined by the Board, within its sole discretion, up to a maximum of 50% of his base salary. The employment agreement also contains severance provisions, which are discussed below under “Additional Narrative Disclosure –Potential Payments Upon Termination or a Change in Control”. The employment agreement also provides that during the term of the agreement and for six (6) months after the termination of Mr. Nickolatos’ employment (for whatever reason), Mr. Nickolatos will not compete with us or solicit our customers or our employees. The employment agreement also provides for the non-disclosure of our confidential information by Mr. Nickolatos.

Outstanding Equity Awards at Fiscal Year End

The following table presents, for each named executive officer, information regarding outstanding option awards and stock awards held as of December 31, 2014.

	OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (4)	Market Value of Shares of Stock That Have Not Vested ($) (5)
Jon Christopher Boswell	30,048	—		—	3.33	28-Aug-22
	62,500	62,500	(1)		6.00	24-Oct-23
	—	17,000	(2)	—	6.00	11-Jul-24	37,000	240,500
Bobby Chapman	50,000	50,000	(3)	—	6.00	4-Nov-23	40,000	260,000
Carlos Fernandez	22,318	—		—	3.33	28-Aug-22	145,000	942,500
	5,000	5,000	(2)	—	6.00	24-Oct-23
Alexander Nickolatos	4,083	—		—	0.33	1-Jul-22
	5,015	—		—	3.33	28-Aug-22
	12,500	12,500	(1)	—	6.00	24-Oct-23	80,000	520,000

(1)	These options will become vested and exercisable in two equal semi-annual installments on April 24, 2015 and October 24, 2015 so long as the named executive officer remains employed by us on each such date.
(2)	These options will become vested and exercisable in four equal annual installments on July 11, 2015, July 11, 2016, July 11, 2017 and July 11, 2018 so long as the named executive officer remains employed by us on each such date.
(3)	These options will become vested and exercisable in two equal semi-annual installments on May 4, 2015 and November 4, 2015 so long as the named executive officer remains employed by us on each such date.
(4)	Includes (a) the following number of unvested shares subject to outstanding restricted stock awards held by our named executive officers that will vest in four equal annual installments on July 11, 2015, July 11, 2016, July 11, 2017 and July 11, 2018 so long as the named executive officer remains employed by us on each such date: (i) Mr. Boswell – 17,000, (ii) Mr. Chapman – 30,000, (iii) Mr. Fernandez – 40,000 and (iv) Mr. Nickolatos – 30,000; (b) the following number of unvested shares subject to outstanding restricted stock awards held by our named executive officers that will vest in four equal annual installments on December 1, 2015, December 1, 2016, December 1, 2017 and December 1, 2018 so long as the named executive officer remains employed by us on each such date: (i) Mr. Boswell – 20,000, (ii) Mr. Chapman – 10,000, (iii) Mr. Fernandez – 30,000 and (iv) Mr. Nickolatos – 25,000; and (c) the following number of unvested shares subject to outstanding restricted stock awards held by our named executive officers that will vest in three equal semi-annual installments on July 11, 2015, January 11, 2016 and July 11, 2016 so long as the named executive officer remains employed by us on each such date: (i) Mr. Fernandez – 56,250 and (ii) Mr. Nickolatos – 18,750.
(5)	The amounts in this column reflect the closing price of our common stock on December 31, 2014 (the last trading day of fiscal year 2014), which was $6.50, multiplied by the number of outstanding shares of restricted stock.

Additional Narrative Disclosure

Retirement Benefits

As of December 31, 2014, we maintain a tax-qualified Section 401(k) retirement savings plan. This plan provides for employee contributions, employer matching contributions (5% of salary), and a discretionary profit sharing contribution. Our named executive officers are eligible to participate in our tax-qualified Section 401(k) retirement savings plan on the same basis as other employees who satisfy the plan’s eligibility requirements, including requirements relating to age and length of service. No discretionary profit sharing contributions were made during 2013 and 2014. Under this plan, participants may elect to make pre-tax contributions not to exceed the applicable statutory income tax limitation, which was $17,500 for 2013 and 2014. All employer contributions vest immediately.

Potential Payments Upon Termination or a Change in Control

The employment agreements with Messrs. Boswell, Chapman, Fernandez and Nickolatos contain severance provisions.

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

If Mr. Boswell’s employment with us is terminated for “cause,” or if Mr. Boswell terminates his employment with us voluntarily, Mr. Boswell is entitled to his base salary accrued to the date of his termination and any unreimbursed business expenses. If we or Mr. Boswell elect to not renew the Employment Agreement at the end of its term, then Mr. Boswell is entitled to (a) his base salary accrued to the date of his termination and any unreimbursed business expenses, (b) an amount equal to the greater of the compensation required for the remaining term of this employment agreement or two year of base salary, and (c) full vesting of all unvested restricted stock and stock options outstanding.

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

If Mr. Chapman’s employment with us is terminated for “cause,” or if Mr. Chapman terminates his employment with us voluntarily, Mr. Chapman is entitled to his base salary accrued to the date of his termination and any unreimbursed business expenses. If we or Mr. Chapman elect to not renew the employment agreement at the end of its term, then Mr. Chapman is entitled to (a) his base salary accrued to the date of his termination and any unreimbursed business expenses, (b) an amount equal to the greater of the compensation required for the remaining term of this employment agreement or one year of base salary, and (c) full vesting of all unvested restricted stock and stock options outstanding.

Mr. Fernandez. If we terminate Mr. Fernandez’s employment without “cause” (as such term is defined in his employment agreement), or if Mr. Fernandez terminates his employment with us for “good reason” (as such term is defined in his employment agreement), then Mr. Fernandez is entitled to (a) his base salary accrued to the date of his termination and any unreimbursed business expenses, (b) an amount equal to the greater of the compensation required for the remaining term of this employment agreement or one year of base salary, and (c) full vesting of all unvested restricted stock or stock options outstanding. Payment of items (b) and (c) is contingent upon the execution of a release by Mr. Fernandez on a form provided by us.

If Mr. Fernandez’s employment with us is terminated due to his becoming disabled, Mr. Fernandez is entitled to (a) his base salary accrued to the date of his termination, any unreimbursed business expenses and unpaid bonus from the prior year, and (b) full vesting of all unvested restricted stock outstanding. If Mr. Fernandez’s employment is terminated as a result of his death, we are required to pay his estate his base salary accrued through the date of his death, and any unpaid bonus from the prior year and reimburse his estate for any unreimbursed business expenses. Mr. Fernandez’s estate will also become fully vested in all unvested restricted stock outstanding.

If Mr. Fernandez’s employment with us is terminated for “cause,” or if Mr. Fernandez terminates his employment with us voluntarily, Mr. Fernandez is entitled to his base salary accrued to the date of his termination and any unreimbursed business expenses. If we or Mr. Fernandez elect to not renew the employment agreement at the end of its term, then Mr. Fernandez is entitled to (a) his base salary accrued to the date of his termination and any unreimbursed business expenses, (b) an amount equal to the greater of the compensation required for the remaining term of this employment agreement or one year of base salary, and (c) full vesting of all unvested restricted stock and stock options outstanding.

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

If Mr. Nickolatos’ employment with us is terminated for “cause,” or if Mr. Nickolatos terminates his employment with us voluntarily, Mr. Nickolatos is entitled to his base salary accrued to the date of his termination and any unreimbursed business expenses. If we or Mr. Nickolatos elect to not renew the employment agreement at the end of its term, then Mr. Nickolatos is entitled to (a) his base salary accrued to the date of his termination and any unreimbursed business expenses, (b) an amount equal to the greater of the compensation required for the remaining term of this employment agreement or one year of base salary, and (c) full vesting of all unvested restricted stock and stock options outstanding.

Director Compensation

We historically have not had a formal compensation package for non-employee members of our Board for their service as directors. At the time of this report, we do not anticipate establishing a formal compensation package for our non-employee directors. However, we may decide to grant an award of stock options in connection with the appointment of a director to our Board, from time to time. In 2014, we granted such an option award to Mr. Krummel in connection with his appointment to our Board.

Other than these options, our non-employee directors currently do not receive any compensation specifically for their services as a director; however the Company does reimburse these directors for any travel or other business expenses related to their service as a director.

Name	Fee: Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bjarte Bruheim	—	—	—	—	—	—	—
Jogeir Romestrand	—	—	—	—	—	—	—
Thomas Hardisty	—	—	—	—	—	—	—
Christopher Krummel	—	—	32,414	—	—	—	32,414

(1)	The amount in this disclosure reflects the aggregate grant date fair value of all option awards calculated in accordance with FASB ASC Topic 718. Mr. Krummel was granted an option to purchase 10,000 shares of our common stock in 2014 to reflect his appointment as a director. As of March 18, 2015, one half of these options have become vested and exercisable. The remaining portion will become vested and exercisable in two equal semi-annual installments on July 12, 2015 and January 12, 2016 so long as Mr. Krummel remains an employee or service provider of our Company on each such date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

At March 17, 2015, we had 6,785,899 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 17, 2015 by:

●	each person known by us to be the beneficial owner of more than 5% of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	our named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of 2930 W. Sam Houston Pkwy N., Suite 275, Houston, TX 77043. The percentages in the table are computed using a denominator consisting of 6,875,899 shares of outstanding common stock plus the number of shares of common stock issuable upon the exercise of all outstanding options, warrants, rights or conversion privileges held by a holder which are exercisable within 60 days of March 17, 2015. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name and Address of Beneficial Owner (1)	Number of Shares		Percentage of Class
5% Stockholders:
ACM Emerging Markets Master Fund I, L.P.	5,173,911	(3)	49.50%
Gilder Gagnon Howe & Co	855,635	(4)	12.61%
Directors and Executive Officers:
Bjarte Bruheim	604,207	(5)	8.80%
Executive Chairman

Jon Christopher Boswell	384,736	(6)	5.57%
Director, President and Chief Executive Officer

Carlos Fernandez	158,561	(7)	2.33%
Director, Executive Vice President-Corporate Business Development and General Manager Latin America

Rome, AS, Co	127,995	(8)	1.88%

Bobby Chapman	102,000	(9)	1.49%
Chief Operating Officer

Alexander Nickolatos	85,098	(10)	1.25%
Chief Financial Officer and Assistant Secretary

Christopher Krummel	18,075	(11)	*
Director

Total	7,510,254		83.71%
All officers and directors as a group	1,480,672		21.59%

*	indicates less than 1%.
(1)	Unless otherwise specified the address of each stockholder is 2930 West Sam Houston Parkway North, Suite 275, Houston, Texas 77043.
(2)	For each stockholder, this percentage is determined by assuming the named stockholder exercises all options which the stockholder has the right to acquire within 60 days of March 17, 2015, but that no other person exercises any options.
(3)	Includes 3,666,666 shares of common stock issuable upon conversion of the Convertible Note. Voting and dispositive power over the securities owned by ACM is held by John Yonemoto, Gregory B. Bowes, Pieter Wernink, Serdar Saginda, James O’Brien and Michael Warren, who serve on the Investment Committee of Albright Capital Management LLC, the general partner of ACM. The business address of ACM is 1101 New York Avenue, NW, Suite 900, Washington, D.C. 20005.
(4)

Based solely on Schedule 13G filed with the SEC on March 9, 2015 by Gilder Gagnon Howe & Co (“GGHC”), the securities owned by GGHC include 797,139 shares held in customer accounts over which partners and/or employees of GGHC have discretionary authority to dispose of or direct the disposition of the shares, 5,426 shares held in the account of the profit sharing plan of GGHC, and 53,070 shares held in accounts owned by the partners of GGHC and their families. The business address of GGHC is 3 Columbus Circle, 26th Floor, New York, NY 10019.

(5)	Includes 78,568 shares of common stock issuable upon exercise of options that are vested or will vest within 60 days of March 17, 2015.
(6)	Includes 123,798 shares of common stock issuable upon exercise of options that are vested or will vest within 60 days of March 17, 2015.

(7)	Includes 29,818 shares of common stock issuable upon exercise of options that are vested or will vest within 60 days of March 17, 2015 and 18,750 shares of restricted stock that are vested or will vest within 60 days of March 17, 2015.
(8)	Includes 7,500 shares of common stock issuable upon exercise of options that are vested or will vest within 60 days of March 17, 2015. Voting and dispositive power over the securities owned by Rome AS, Co is held by Jogeir Romestrand. Mr. Romestrand is a director of the Company.
(9)	Includes 75,000 shares of common stock issuable upon exercise of options that are vested or will vest within 60 days of March 17, 2015.
(10)	Includes 27,848 shares of common stock issuable upon exercise of options that are vested or will vest within 60 days of March 17, 2015 and 6,250 shares of restricted stock that are vested or will vest within 60 days of March 17, 2015.
(11)	Includes 6,312 shares of common stock issuable upon exercise of options that are vested or will vest within 60 days of March 17, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions since January 1, 2013 to which we have been a party, in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year end for the last two years, and in which any of our executive officers, directors or holders of more than 5% of our common stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than compensation arrangements, which are described in the section above titled “Executive Compensation and Other Information”.

Transactions with Our Directors, Executive Officers and Affiliates

We formerly sub-leased office space for $6,000 per month from Geo-Texture, which is owned by the Chairman of the Board, and an employee of the Company. The sub-lease agreement commenced in March of 2012 on a month-to-month basis. We paid Geo-Texture approximately $81,000 in 2013. On November 18, 2013, the month-to-month lease agreement was assigned from Geo-Texture to us.

On July 1, 2014, we entered into an employment agreement with Mr. Fernandez pursuant to which we pay Mr. Fernandez a base salary of $200,000 per year for his service as our Executive Vice President-Corporate Business Development and General Manager Latin America. Mr. Fernandez is also eligible to receive a discretionary bonus to be determined by our Board, within its sole discretion, up to a maximum of 50% of his base salary.

We previously maintained a consulting agreement with Mr. Fernandez that was terminated July 1, 2014. The former consulting agreement with Mr. Fernandez’s provided for a term that commenced on September 1, 2012 and continued until its termination. Pursuant to the consulting agreement, Mr. Fernandez provided services to us as an independent consultant with respect to our sales, marketing and business development in Latin America. Mr. Fernandez was paid $10,000 a month for his services. The consulting agreement also contained covenants restricting Mr. Fernandez’s disclosure of any confidential information relating to us.

In February of 2013, FRIBVI (a predecessor of the Company) issued $1,000,000 of convertible debt to various investors, including Mr. Bruheim who received a note for $140,000. The convertible note accrued interest at 10% and had a contingent 15% beneficial conversion upon the next significant financing transaction of FRIBVI. These notes were converted into equity in New Energy Ventures, Inc. (“NEV,” a predecessor of the Company) prior to the Merger.

On August 29, 2013, NEV entered into an asset purchase agreement to acquire certain intellectual property from Geo-Texture, which was then engaged in a geophysical business specializing in predicting “sweet spots” as well as drilling and well stimulation hazards within unconventional formations in the United States (the “Geo-Texture Acquisition”). Mr. Bruheim, our Chairman, is a majority shareholder of Geo-Texture. At that time NEV was controlled by third parties unrelated to Mr. Bruheim, FRIBVI or Geo-Texture. In exchange for the sale of certain intangible assets, Geo-Texture received 250,000 shares of NEV common stock (166,667 of which were attributable to Mr. Bruheim) valued at $0.01 per share ($2,500). At the time of this transaction, NEV was a company with no assets or operational history; and FRIBVI was negotiating with NEV a contingent and definitive agreement to govern the possible merger of FRIBVI with and into NEV, subject to certain conditions and events. The closing of the contemplated merger between NEV and FRIBVI was in no way guaranteed due to the nature of the conditions precedent, the fact that definitive documentation was still being negotiated and given that the Merger was subject to approval by the shareholders and the board of directors for both companies.

Also in August 2013, and prior to the Geo-Texture Acquisition, NEV sold shares of its common stock to investors, including Mr. Bruheim, for $0.01 per share. Given that Geo-Texture sold its intangible assets to NEV in exchange for 250,000 shares of common stock of NEV with no guarantee that the merger in question would close, the purchase price was accounted for at the then-current price of NEV’s common stock, or $0.01 per share. As such, the value of the intangible assets acquired in the Geo-Texture Acquisition was determined by us to be $2,500 based on the circumstances described above.

In December 2013, we sold equipment to a third party leasing company controlled by two of our directors. Simultaneously, the equipment package was leased back to a subsidiary controlled by the Company, as a capital lease for a 60-month period with payments beginning in July 2014. We agreed to prepay six months in advance along with an initial deposit of six months of payments in the amount of approximately $1.0 million and maintain a balance of no less than six months of prepayments until the final six months of the lease. These prepayments were made prior to December 31, 2013. Further lease payments are approximately $81,000 per month and commenced on February 1, 2014.

On May 28, 2014, we entered into the Note Agreement with ACM. The proceeds from the Note Agreement were used for expenditures incurred in accordance with an approved operating budget. The Note Agreement allows us to issue ACM a multiple draw secured promissory note with a maximum aggregate principal amount of $22 million, convertible into our common stock at a price of $6.00 per share. The unpaid principal amount of the note bears an interest rate of 14% per annum and matures on the date that is four years following the closing date. In connection with and as a condition precedent for the closing of the Note Agreement, we entered into the Option Agreement with ACM. Pursuant to the Option Agreement, ACM has the Option, in ACM’s sole discretion, to purchase an aggregate of 1,333,333 shares of our common stock, at a price of $6.00 per share. ACM exercised the Option on July 14, 2014 to purchase 1,333,333 shares of our common stock for an aggregate purchase price of $8,000,000.

In connection with and as a condition precedent for the closing of the Note Agreement, we entered into the Stockholder Rights Agreement with ACM and the Management Stockholders, including our Chief Executive Officer, our Chief Financial Officer, our Chief Operating Officer, our Secretary and General Counsel, our Vice Presidents of Marketing, our Vice President of Sales, and a member of our Board. Pursuant to the Stockholder Rights Agreement, ACM currently has the right to nominate three individuals for election to our Board. Within one year after the closing date, ACM and the Management Stockholders will mutually agree on a slate of five or six individuals to be nominated for election to the Board. The number of individuals nominated by ACM in such slate will be proportionate to ACM’s percentage of beneficial ownership of our issued and outstanding common stock (calculated on a fully diluted basis). Additionally, pursuant to the Stockholder Rights Agreement, certain members of our management have agreed not to transfer any equity securities of the Company owned by them, subject to certain limited exceptions, so long as ACM beneficially owns, in the aggregate, at least 15% of our issued and outstanding common stock; provided, however, that if such management members receive a bona fide offer from a prospective purchaser and desire to accept such offer, ACM shall have a right of first refusal to acquire such securities. Moreover, under the Stockholder Rights Agreement, for so long as ACM beneficially owns more than

15% of our issued and outstanding common stock (calculated on a fully diluted basis), ACM, subject to certain limited exceptions, has a preemptive right to purchase up to 40% of any new securities we propose to issue or sell. As a result, ACM’s preemptive right will apply to any securities we issue during an underwritten public offering on terms and conditions (including pricing terms) substantially similar to those offered by the underwriters.

Director Independence

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors. Our determination of independence of directors is made using the definition of “independent director” contained in Nasdaq Marketplace Rules 5605(a)(2) , even though such definitions do not currently apply to us because we are not listed on Nasdaq. Based upon such definition and SEC regulations, we have determined that Messrs. Bruheim, Krummel, Romestrand, Yonemoto, Al-Sati and Chan are “independent” under the standards of the Nasdaq.

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional audit services performed by Whitley Penn LLP for the audit of our annual financial statements for the fiscal year ended December 31, 2014 and 2013.

	2014	2013
Audit Fees (1)	$127,210	$29,513
Total Fees	$127,210	$29,513

(1)	Audit fees include professional services rendered for (i) the audit of our annual financial statements for the fiscal years ended December 31, 2014 and 2013, (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years and (iii) the reviews of the S-1 filed during 2014.

Pre-Approval Policies

It is the policy of our Board that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Board. Our Board pre-approved all services, audit and non-audit, provided to us by Whitley Penn LLP for 2013 and 2014.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

(a)	Exhibits.

2.1	Agreement and Plan of Reorganization dated September 18, 2013 by and between Vision Global Solutions, Inc., FRI MergerSub, Inc. and FracRock International Inc. (incorporated by reference to our Schedule 14A filed on October 22, 2013)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on November 26, 2013).

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2014).

3.3	Certificate of Merger by and between FRI Merger Sub, Inc. and FracRock International, Inc. (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

4.1	Registration Rights Agreement, dated as of May 28, 2014, by and among Eco-Stim Energy Solutions, Inc. and the parties named therein (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2014).

4.2	Stockholder Rights Agreement, dated as of May 28, 2014, by and among Eco-Stim Energy Solutions, Inc. and the parties named therein (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2014).

10.1	Employment Agreement dated November 25, 2013 by and between FracRock, Inc. and J. Christopher Boswell (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

10.2	Employment Agreement dated November 4, 2013 by and between FracRock, Inc. and Bobby Chapman (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

10.3	Employment Agreement dated July 1, 2012 by and between Frac Rock International, Inc., predecessor-by-merger to FracRock International, Inc. and Alexander Nickolatos (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

10.4	Purchase Order (English Translation) dated May 8, 2013 by and between Tango Rock S.A. and YPF S.A. (incorporated by reference to our Current Report on Form 8-K filed on January 16, 2014)

10.5	Equipment Sales Agreement dated October 21, 2013 by and between FracRock, Inc. and Weatherford U.S.L.P (incorporated by reference to our Current Report on Form 8-K filed on January 16, 2014)

10.6	Form Stock Option Agreement under Stock Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

10.7	Form Restricted Stock Agreement under Stock Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

10.8	2013 Stock Incentive Plan assumed in connection with the Merger (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

10.9	Equipment Sales Agreement dated December 30, 2013 by and between Viking Rock, AS and Impact Engineering, A.S. (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

10.10	Coiled Tubing Asset Package Lease Agreement dated December 21, 2013 by and between Impact Engineering, A.S. and Tango Rock S.A. (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

10.11†	Purchase Order dated January 8, 2014 by and between Eco-Stim Energy Solutions, Inc. and Stewart & Stevenson Manufacturing Technologies LLC (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

10.12	Common Stock Purchase Warrant dated December 31, 2013 issued by Eco-Stim Energy Solutions, Inc. to Impact Engineering, A.S. (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

10.13	Consulting Agreement dated September 1, 2012 by and between Frac Rock International, Inc., predecessor-by-merger to FracRock International, Inc., and Carlos A. Fernandez (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

10.14	Convertible Note Facility Agreement, dated as of May 28, 2014, by and between Eco-Stim Energy Solutions, Inc. and ACM Emerging Markets Master Fund I, L.P. (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2014).

10.15	Securities Purchase Option Agreement, dated as of May 28, 2014, by and among Eco-Stim Energy Solutions, Inc. and ACM Emerging Markets Master Fund I, L.P. (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2014).

10.16	Assignment and Assumption Agreement, dated as of May 28, 2014, by and between Eco-Stim Energy Solutions, Inc. and Viking Rock AS (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2014).

10.17	Exclusive Sales Agreement, dated as of April 30, 2014, by and between Eco-Stim Energy Solutions, Inc. and Fotech Oil & Gas Solutions Limited (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 12, 2014).

10.18	Employment Agreement, dated as of July 1, 2014, by and between Eco-Stim Energy Solutions, Inc. and Carlos A. Fernandez (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 12, 2014).

10.19	Purchase Order, dated as of July 31, 2014, by and between Viking Rock AS and Feadar S.A. (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 12, 2014).

10.20	Underwriting Agreement, dated as of February 13, 2015, by and between Eco-Stim Energy Solutions, Inc. And Roth Capital Partners, LLC (incorporated by reference to our Current Report on Form 8-K filed on February 17, 2015).

10.21	2014 Stock Incentive Plan (incorporated by reference to our Post-Effective Amendment No. 1 to Form S-8 filed on February 20, 2015).

14.0	Code of Business Conduct and Ethics (incorporated by reference our Registration Statement on Form S-1 filed on November 14, 2014).

21.1	Subsidiaries of the registrant (incorporated by reference to our Registration Statement on Form S-1 filed on July 25, 2014).

23.1*	Consent of Independent Registered Public Accounting Firm (Whitley Penn LLP.)

31.1*	Rule 13(a)-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13(a)-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

*	Filed herewith.
†	Confidential treatment has been requested for portions of this exhibit. The omitted information has been filed separately with the SEC pursuant to our application for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2015	ECO-STIM ENERGY SOLUTIONS, INC.

	By:	/s/ Jon Christopher Boswell
Jon Christopher Boswell
President and Chief Executive Officer

	By:	/s/ Alexander Nickolatos
Alexander Nickolatos
Chief Financial Officer and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jon Christopher Boswell
Jon Christopher Boswell	Director, President and Chief Executive Officer	March 18, 2015

/s/ Alexander Nickolatos
Alexander Nickolatos	Chief Financial Officer and Assistant Secretary	March 18, 2015

/s/ Bjarte Bruheim
Bjarte Bruheim	Executive Chairman	March 18, 2015

/s/ Bobby Chapman
Bobby Chapman	Chief Operating Officer	March 18, 2015

/s/ Jogeir Romestrand
Jogeir Romestrand	Director	March 18, 2015

/s/ John Yonemoto
John Yonemoto	Director	March 18, 2015

/s/ Ahmad Al-Sati
Ahmad Al-Sati	Director	March 18, 2015

/s/ Lap Chan
Lap Chan	Director	March 18, 2015

/s/ Carlos A. Fernandez
Carlos A. Fernandez	Director, Executive Vice President - Global Business Development and General Manager - Latin America	March 18, 2015

/s/ Christopher Krummel
Christopher Krummel	Director	March 18, 2015

