Form 10-Q
period 2015-03-31
Eco-Stim Energy Solutions, Inc.
filed 2015-05-13
CIK 1135657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

ECO-STIM ENERGY SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	31104	20-8203420
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification Number)

2930 W. Sam Houston Pkwy N., Suite 275, Houston, TX	77043
(Address of principal executive offices)	(Zip Code)

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

The registrant had 6,789,649 shares of common stock outstanding at May 12, 2015.

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

For additional information regarding known material factors that could affect our operating results and performance, please read (1) “Risk Factors” in Part II—Item 1A of this Form 10-Q, as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and (2) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I—Item 2 of this Form 10-Q, as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Should one or more of these known material risks occur, or should the underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statement.

We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or over which we have no control. When considering our forward-looking statements, you should keep in mind the cautionary statements in this Form 10-Q, which provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those contained in any forward-looking statement.

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

5

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,995,577	$7,013,556
Accounts receivable	2,515,723	264,192
Marketable securities	—	1,360,767
Inventory	1,592,289	1,619,778
Prepaids	2,530,779	2,496,805
Other assets	338,212	409,388
Total current assets	14,972,580	13,164,486

Property, plant and equipment, net	28,078,058	27,949,347
Other non-current assets	890,251	936,592
Total assets	$43,940,889	$42,050,425

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,364,056	$1,947,371
Accrued expenses	3,923,765	3,164,250
Short term notes payable	99,494	158,036
Current portion of long term notes payable	4,025,000	475,000
Current portion of capital lease payable	618,561	597,406
Total current liabilities	10,030,876	6,342,063

Non-current liabilities:
Long-term notes payable	22,000,000	25,625,000
Long-term capital lease payable	1,956,882	2,102,143
Total non-current liabilities	23,956,882	27,727,143

Stockholders’ equity
Common stock	6,785	5,709
Additional paid-in capital	26,749,880	21,116,100
Accumulated deficit	(16,803,534)	(13,140,590)
Total stockholders’ equity	9,953,131	7,981,219

Total liabilities and stockholders’ equity	$43,940,889	$42,050,425

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues	$2,891,693	$500,124

Operating cost and expenses:
Cost of services	3,159,537	802,764
Selling, general, and administrative expenses	1,576,855	1,382,817
Research and development	241,546	—
Depreciation and amortization expense	746,284	2,157
Total operating costs and expenses	5,724,222	2,187,738

Operating loss	(2,832,529)	(1,687,614)

Other income (expense):
Gain on sale of trading securities	285,513	—
Interest expense	(984,195)	(147,562)
Other income (expenses)	(131,733)	11,743
Total other expense	(830,415)	(135,819)

Provision for income taxes	—	—

Net loss	$(3,662,944)	$(1,823,433)

Basic and diluted loss per share	0.59	0.46

See accompanying notes to the unaudited condensed consolidated financial statements.

8

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2015	2014
Net loss	$(3,662,944)	$(1,823,433)
Other comprehensive loss:
Foreign currency cumulative translation adjustment	—	(25,749)
Other comprehensive loss	—	(25,749)
Comprehensive loss for the year	$(3,662,944)	$(1,849,182)

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2015

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at December 31, 2014	5,709,523	$5,709	$21,116,100	$(13,140,590)	$7,981,219
Sale of common stock, net	1,051,376	1,051	5,230,299	—	5,231,350
Stock based compensation	25,000	25	403,481	—	403,506
Net loss	—	—	—	(3,662,944)	(3,662,944)

Balance at March 31, 2015	6,785,899	$6,785	$26,749,880	$(16,803,534)	$9,953,131

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net loss	$(3,662,944)	$(1,823,433)
Depreciation and amortization	746,284	2,157
Amortization of debt discount	17,542	17,542
Amortization of loan origination costs	46,341	—
Stock based compensation	403,506	227,264
Gain on the sale of trading securities	(285,513)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,251,531)	(456,690)
Inventory	137,036	—
Prepaids	(33,974)	541,647
Other current assets	(53,823)	(202,499)
Accounts payable	596,256	144,688
Accrued expenses	825,602	328,105
Net cash used in operating activities	(3,515,218)	(1,221,219)
Investing Activities
Purchase of equipment	(2,105,200)	(501,905)
Proceeds from sale of trading securities	2,645,690	—
Purchase of trading securities	(999,410)	—
Net cash used in investing activities	(458,920)	(501,905)
Financing Activities
Proceeds from sale of common stock	6,045,412	—
Sale of common stock cost	(814,062)	—
Proceeds from private placement	—	315
Proceeds from notes payable	400,000	9,724
Payments on notes payable	(533,542)	(39,634)
Payments on capital lease	(141,649)	—
Net cash provided by (used in) financing activities	4,956,159	(29,595)

Net increase (decrease) in cash and cash equivalents	982,021	(1,752,719)
Cash and cash equivalents, beginning of period	7,013,556	4,292,122
Cash and cash equivalents, end of period	$7,995,577	$2,539,403

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$104,633	$—
Cash paid during the year for income taxes	$—	$—

Non-cash transactions
Fixed asset additions in accrued expenses	$71,529	$—
Prepaid balance withheld from sale lease-back	$—	$123,244

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements
March 31, 2015
(Unaudited)

Note 1 – Organization and Nature of Business

Eco-Stim Energy Solutions, Inc. (the “Company,” “we” or “us”) is an early stage technology-driven independent oilfield services company providing well stimulation, coiled tubing and field management services to the upstream oil and gas industry. We are focused on reducing the ecological impact and improving the economic performance of the well stimulation process. We have assembled technologies and processes that have the ability to (1) reduce the surface footprint, (2) reduce emissions, and (3) conserve fuel and water during the stimulation process. The Company will focus on the most active shale resource basins outside of the United States, using our technology to differentiate our service offerings. Our management team has extensive international industry experience. Our first operation is in Argentina, home to the Vaca Muerta, the world’s third-largest shale resource basin as measured by technically recoverable reserves. We will also pursue other markets including Mexico, Colombia and the United States or any other location where we believe we can offer clear advantages and achieve strong returns. The Company may also explore opportunistic acquisitions and/or joint ventures with established companies in target markets.

Note 2 – Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2014 consolidated balance sheet was derived from audited financial statements, but does not include all the disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the Company’s opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014, a copy of which was filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Coiled Tubing Revenue

The Company began providing coiled tubing and other well stimulation services in early 2015. Jobs for these services are typically short term in nature, lasting anywhere from a few hours to multiple days. Revenue is recognized upon completion of each day’s work based upon a completed field ticket. The Company charges the customer for mobilization, services performed, personnel on the job, equipment used on the job, and miscellaneous consumables based on an hourly basis at agreed-upon spot market rates.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses, capital lease obligations and notes payable. The recorded values of cash and cash equivalents, accounts receivable, other assets, accounts payable, and accrued expenses approximate their fair values based on their short-term nature. The carrying value of capital lease obligations and notes payable approximate their fair value, and the interest rates approximate market rates.

Functional and Presentation Currency

Items included in the financial statements of each of the Company’s entities are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The functional currency for the Norwegian and Argentine subsidiaries is the U.S. Dollar. The consolidated financial statements are presented in U.S. Dollars, which is the Company’s presentation currency.

Marketable Securities

Investments in marketable securities are classified as trading, available-for-sale or held-to-maturity. Our marketable equity investments are classified as trading and their cost basis is determined by the specific identification method. Realized and unrealized gains and losses on trading securities are included in net income.

During the first quarter of 2015, the Company purchased and sold Argentine bonds to capitalize its subsidiary in Argentina. This resulted in a gain on the sale of trading securities of $285,513 for the quarter ended March 31, 2015. This increase was primarily due to the Company taking advantage of the favorable spread in exchange rates between the U.S. Dollar and Argentine Peso.

Net Loss per Common Share

For the three months ended March 31, 2015 and 2014, the weighted average shares outstanding excluded certain stock options and potential shares from convertible debt of 4,006,714 and 86,181, respectively, from the calculation of diluted earnings per share because these shares would be anti-dilutive. Anti-dilutive warrants of 100,000 and 100,000 for the three months ended March 31, 2015 and 2014, respectively, were also excluded from the calculation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2015 presentation. In 2014 Argentinean gross revenue tax was presented net of revenue. We changed this presentation to classify the gross revenue tax imposed in Argentina by the provinces to cost of services.

Accounts Receivable

Accounts receivable are stated at amounts management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. There was no reserve for doubtful accounts as of March 31, 2015 or December 31, 2014.

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

Depreciation is computed using the straight-line method over the estimated useful lives of the assets for financial reporting purposes. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are reflected in the accompanying consolidated statements of operations for the respective period.

The estimated useful lives of our major classes of property, plant and equipment are as follows:

Major Classes of PPE	Estimated Useful Lives
Machinery and equipment	2-7 years
Vehicles	5 years
Leasehold improvements	5 years (or the life of the lease)
Furniture and office equipment	3-5 years

Leases

The Company leases certain equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes. Any lease that does not meet the criteria for a capital lease is accounted for as an operating lease. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the related assets. Assets under capital leases are amortized using the straight-line method over the lease term. Amortization of assets under capital leases is included in depreciation expense.

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

Income Taxes

Deferred income taxes are determined using the asset and liability method in accordance with ASC Topic 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income taxes are measured using enacted tax rates expected to apply to taxable income in years in which such temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred income taxes is recognized in the consolidated statement of operations of the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

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

Note 3 – Other Assets

As of March 31, 2015, total other assets of the Company are approximately $1,228,463 of which $338,212 and $890,251 are current and long-term assets, respectively. The Company has (1) incurred debt issuance costs of approximately $586,980, (2) unamortized exclusivity costs for the license of technology, of approximately $83,333, (3) prepaid deposits on a capital lease, as described in “Note 5 - Commitments and Contingencies” below, of approximately $488,633, and (4) other assets of approximately $69,517.

Note 4 – Stock-Based Compensation

As of March 31, 2015, the Company has two stock incentive plans, the 2013 Stock Incentive Plan (the “2013 Plan”) and the 2014 Stock Incentive Plan (the “2014 Plan”), for the granting of stock-based incentive awards, including incentive stock options, non-qualified stock options, and restricted stock to employees, consultants, and members of the Company’s board of directors (the “Board”). The 2013 Plan was adopted in 2012 and modified in 2013 and authorizes 1,000,000 shares to be issued under the 2013 Plan. As of March 31, 2015, 253,328 shares were available for grant under the 2013 Plan. The 2014 Plan was adopted in 2014, with a maximum of 500,000 shares authorized to be issued under the 2014 Plan. As of March 31, 2015, 190,000 shares were available for grant under the 2014 Plan.

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

During the three months ended March 31, 2015 and 2014, the Company recorded $403,506 and $227,264, respectively, of stock-based compensation, which is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. Total unamortized stock-based compensation expense at March 31, 2015 was $2,193,808 and will be fully expensed through 2018.

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

The minimum present value of the lease payments is $3.1 million with a 60 month term and implied interest of 14%. The next five years of lease payments are:

Capital Lease Payments
2015	$732,950
2016	977,267
2017	977,267
2018	977,267
Total Future Payments	3,664,751
Less debt discount due to warrants	(263,127)
Less amount representing interest	(826,181)
2,575,443
Less current portion of capital lease obligations	(618,561)
Capital lease obligations, excluding current installments	$1,956,882

Operating Leases

During the third quarter of 2014, the Company and EcoStim Argentina each entered into separate three-year office space leases. The leases each have a term of three years. These companies have also leased a warehouse facility in Neuquen for our Argentina operations and a warehouse in Houston, Texas for research and development and security of our turbine-powered pressure pumping units (“TPUs”) equipment. The combined future minimum lease payments as of March 31, 2015 are as follows:

Operating Leases
2015	$401,050
2016	314,079
2017	225,348
Thereafter	—
Total	$940,477

Note 6 – Debt

On May 28, 2014 (the “Closing Date”), the Company entered into a Convertible Note Facility Agreement (the “Note Agreement”) with Emerging Markets Master Fund I, L.P. (“ACM”). The proceeds from the Note Agreement have been used primarily for capital expenditures, certain working capital needs and approved operating budget expenses.

The Note Agreement allowed the Company to issue ACM a multiple draw secured promissory note with a maximum aggregate principal amount of $22 million, convertible into the common stock of the Company (the “Common Stock”) at a price of $6.00 per share at the option of ACM. The outstanding debt under the facility is convertible immediately and accrues interest at 14% per annum with interest payments due annually in arrears. The debt can be prepaid in full under certain conditions after the first anniversary of the Closing Date and matures on the date that is four years following the Closing Date.

As of March 31, 2015, the Company has drawn down the full $22 million available under the Note Agreement, which was primarily used for capital expenditures, certain working capital needs and approved operating budget expenses. The balance for accrued interest at March 31, 2015 was $1,995,738.

All obligations under the Note Agreement are secured by liens on substantially all of the assets of the Company and have subsidiary guarantees and pledges of the capital stock of the subsidiary guarantors subject to certain terms and exceptions. The Company was in compliance with all covenants under its debt instruments as of March 31, 2015.

On October 10, 2014, the Company entered into an equipment purchase agreement for the TPU equipment and related spare parts for a total purchase price of approximately $6,500,000, of which $4,100,000 has been financed. The total amount financed, including any accrued interest, was to become due and payable on April 1, 2015. On March 12, 2015, the Company amended the agreement to add a blender, two data vans and a manifold at an increased cost of $400,000, and amended the due date of the final payment until March 31, 2016. The amended agreement provides for monthly installment payments of $50,000 beginning in May 2015. The note accrues interest at a rate of 9% per annum from April 1, 2015 until maturity of March 31, 2016. As of March 31, 2015, the Company has a balance of $4,025,000 and accrued interest of $94,764.

Note 7 – Public Offering

On February 19, 2015, the Company sold 1,051,376 registered securities of common stock at a price of $5.75 per share for gross proceeds to the Company of $6,045,412. The Company used a portion of the net proceeds from the offering to finance capital expenditures, for working capital and for general corporate purposes and expects to use the remainder of the proceeds for additional capital expenditures and working capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q, together with the audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014. Unless the context otherwise requires, “we,” “us,” the “Company,” or like terms refers to Eco-Stim Energy Solutions, Inc. and its subsidiaries.

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

Results of Operations

For the Three Months Ended March 31, 2015 and 2014

Revenue for the three months ended March 31, 2015 increased $2,391,569 to $2,891,693 from $500,124 for the three months ended March 31, 2014. This increase was primarily due to the start of well stimulation and coiled tubing operations in Argentina compared to the 2014 period which only contained field management services.

Cost of services increased $2,356,773 to $3,159,537 for the three months ended March 31, 2015 compared to $802,764 for the three months ended March 31, 2014. This increase was primarily due to higher activity levels due to the start of our well stimulation and coiled tubing operations in Argentina and the costs associated with the variable nature of these expenses, especially materials, supplies and labor costs.

Our selling, general, and administrative expenses increased $194,038 to $1,576,855 for the three months ended March 31, 2015 compared to $1,382,817 for the three months ended March 31, 2014. This increase is a result of: additional labor and benefits cost of $148,165 related to expanding our corporate structure, internal controls and SEC compliance; rent and administrative office expense of $15,439 related to additional office space in Argentina and Houston; additional costs associated with stock compensation of $15,018; and additional insurance costs of $15,416.

Research and development increased $241,546 to $241,546 for the three months ended March 31, 2015 compared to $0 for the three months ended March 31, 2014. Research and developments includes the cost associated with research activities of fiber optics technology and latest generation turbine-powered pressure pumping technology.

Net other expense increased $694,596 to $830,415 for the three months ended March 31, 2015 compared to $135,819 for the three months ended March 31, 2014, primarily as a result of an increase of $836,633 in interest expense for the period ended March 31, 2015 related to the ACM loan and the TPU financing as discussed in “Part I – Item 1 – Financial Statements –– Note 6 – Debt.” The increase was partially offset by gains on the sale of trading securities of $285,513 related to the capitalization of our subsidiary in Argentina, whereby we purchased and sold Argentine bonds in order to take advantage of the favorable spread in exchange rates between the US Dollar and Argentine Peso. Finally, other expenses increased $143,476 to $131,733 for the three months ended March 31, 2015 compared to income of $11,743 for the three months ended March 31, 2014, mainly related to foreign exchange gain and losses, and Argentina bank transaction fees.

Liquidity and Capital Resources

Our primary sources of liquidity to date have been proceeds from various equity and debt offerings. We completed a public offering during the first quarter of 2015 as discussed in “Part I – Item 1 – Financial Statements – Note 7 – Public Offering.”

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

Sources and Uses of Cash

Net cash used in operating activities was $3,515,218 for the three months ended March 31, 2015 and $1,221,219 for the three months ended March 31, 2014. This increase was primarily due to costs associated with revenue generated from well stimulation, coiled tubing, and field management services operations and the start-up of those activities in Argentina, costs associated with our continuing business development efforts in Latin America, and costs associated with various SEC reporting requirements.

Net cash used in investing activities was $458,920 for the three months ended March 31, 2015, compared to net cash used in operating activities of $501,905 for the three months ended March 31, 2014. This increase is associated with the purchases of well stimulation support equipment for our operations partially offset by the proceeds from the sale of trading securities.

Net cash provided by financing activities was $4,956,159 for the three months ended March 31, 2015, compared to net cash used for financing activities of $29,595 for the three months ended March 31, 2014. This decrease is primarily due to net proceeds from the public offering of $5,231,350 as discussed in “Part I – Item 1 – Financial Statements – Note 7 – Public offering.”

We had a net increase in cash and cash equivalents of $982,021 for the three months ended March 31, 2015, compared to a net decrease in cash and cash equivalents of $1,752,719 during the three months ended March 31, 2014 primarily resulting from our financing activities.

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

Industry Trends and Outlook

We face many challenges and risks in the industry in which we operate. Although many factors contributing to these risks are beyond our ability to control, we continuously monitor these risks and have taken steps to mitigate them to the extent practicable. In addition, while we believe that we are well positioned to capitalize on available growth opportunities, we may not be able to achieve our business objectives and, consequently, our results of operations may be adversely affected. Please read this section in conjunction with the factors described in the sections titled “Cautionary Statements Regarding Forward-Looking Statements” and “Risk Factors” for additional information about the known material risks that we face.

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

On November 21, 2012, the United States District Court for the Southern District of New York issued an injunction preventing Argentina from making payments on the restructured bonds, and ordered Argentina to make a deposit of $1.3 billion related to the claims of the holdout creditors, which order was appealed by the country. Argentina’s appeal was denied by the Second Circuit Court of Appeals, and on June 16, 2014 the Supreme Court of the United States refused to hear Argentina’s appeal from that denial. As a result, it is widely believed that Argentina may default on its restructured debt unless it is able to settle the claims of the plaintiffs in the New York litigation in a manner that will allow payment to be made in accordance with the restructuring.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have (i) any obligation arising under a guarantee contract, derivative instrument or variable interest, or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act consisting of controls and other procedures designed to give reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding such required disclosure. Based on their evaluation as of the end of the quarterly period covered by this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Exchange Act, were effective as of March 31, 2015.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. As of March 31, 2015, management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of its internal control over financial reporting, based on criteria established in the updated 2013 Internal Control — Integrated Framework created by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment, management determined that the Company maintained effective internal control over financial reporting as of March 31, 2015. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to, and none of our property is the subject of, any pending legal proceedings. To our knowledge, no governmental authority is contemplating any such proceedings.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in “Part I – Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on November 26, 2013).

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2014).

31.1*	Rule 13(a)-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13(a)-14(a) Certification of the Chief Financial Officer.

32.1**	Section 1350 Certification of the Chief Executive Officer.

32.2**	Section 1350 Certification of the Chief Financial Officer.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2015	ECO-STIM ENERGY SOLUTIONS, INC.

	By:	/s/ Jon Christopher Boswell
Jon Christopher Boswell
President and Chief Executive Officer

	By:	/s/ Alexander Nickolatos
Alexander Nickolatos
Chief Financial Officer and Assistant Secretary

