Form 10-Q
period 2015-06-30
Eco-Stim Energy Solutions, Inc.
filed 2015-08-10
CIK 1135657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

ECO-STIM ENERGY SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	31104	20-8203420
(State or Other Jurisdiction of	(Primary Standard Industrial	(IRS Employer
Incorporation or Organization)	Classification Code Number)	Identification Number)

2930 W. Sam Houston Pkwy N., Suite 275, Houston, TX	77043
(Address of principal executive offices)	(Zip Code)

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

The registrant had 13,543,614 shares of common stock outstanding at August 7, 2015.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the anticipated future results or financial condition expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include but are not limited to:

●	the cyclical nature of the oil and natural gas industry;

●	the potential for our oil-company customers to backward-integrate by starting their own well service operations;

●	the potential for excess capacity in the oil and natural gas service industry;

●	dependence on the spending and drilling activity by the onshore oil and natural gas industry;

●	competition within the oil and natural gas service industry;

●	concentration of our customer base and fulfillment of existing customer contracts;

●	our ability to maintain pricing and obtain contracts;

●	deterioration of the credit markets;

●	our ability to raise additional capital to fund future and committed capital expenditures;

●	increased vulnerability to adverse economic conditions due to indebtedness;

●	our limited operating history on which investors will evaluate our business and prospects;

●	our ability to obtain raw materials and specialized equipment;

●	technological developments or enhancements;

●	asset impairment and other charges;

●	our identifying, making and integrating acquisitions;

●	our major shareholders and management control over stockholder voting;

●	loss of key executives;

●	the ability to employ skilled and qualified workers;

●	work stoppages and other labor matters;

●	hazards inherent to the oil and natural gas industry;

●	inadequacy of insurance coverage for certain losses or liabilities;

●	delays in obtaining required permits;

●	ability to import equipment or spare parts into Argentina on a timely basis;

●	regulations affecting the oil and natural gas industry;

●	legislation and regulatory initiatives relating to well stimulation;

●	future legislative and regulatory developments;

●	foreign currency exchange rate fluctuations;

●	effects of climate change;

●	volatility of economic conditions in Argentina;

●	market acceptance of turbine pressure pumping technology;

●	the profitability for our customers of shale oil and gas as commodity prices decrease;

●	risks of doing business in Argentina and the United States; and

●	costs and liabilities associated with environmental, health and safety laws, including any changes in the interpretation or enforcement thereof.

For additional information regarding known material factors that could affect our operating results and performance, please read (1) “Risk Factors” in Part II—Item 1A of this Form 10-Q, as well as “Part I—Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and (2) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I—Item 2 of this Form 10-Q, as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Should one or more of these known material risks occur, or should the underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statement.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,593,271	$7,013,556
Accounts receivable	4,536,308	264,192
Marketable securities	-	1,360,767
Inventory	1,612,351	1,619,778
Prepaids	3,356,960	2,496,805
Other assets	434,828	409,388
Total current assets	13,533,718	13,164,486

Property, plant and equipment, net	27,721,065	27,949,347
Other non-current assets	843,911	936,592
Total assets	$42,098,694	$42,050,425

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,982,390	$1,947,371
Accrued expenses	4,840,844	3,164,250
Short-term notes payable	40,090	158,036
Current portion of long term notes payable	3,965,116	475,000
Current portion of capital lease payable	640,464	597,406
Total current liabilities	11,468,904	6,342,063

Non-current liabilities:
Long term notes payable	22,000,000	25,625,000
Long-term capital lease payable	1,805,857	2,102,143
Total non-current liabilities	23,805,857	27,727,143

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued	-	-
Common stock, $0.001 par value, 200,000 shares authorized, 6,793,732 and 5,709,523 issued and outstanding in 2015 and 2014, respectively	6,793	5,709
Additional paid-in capital	27,160,621	21,116,100
Accumulated deficit	(20,343,481)	(13,140,590)
Total stockholders’ equity	6,823,933	7,981,219

Total liabilities and stockholders’ equity	$42,098,694	$42,050,425

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$3,985,419	$73,951	$6,877,112	$557,296

Operating cost and expenses:
Cost of services	3,839,345	436,480	6,998,882	1,222,465
Selling, general, and administrative expenses	1,933,092	1,234,191	3,509,947	2,617,124
Research and development	251,816	-	493,362	-
Depreciation and amortization expense	900,845	85,613	1,647,129	87,770
Total operating costs and expenses	6,925,098	1,756,284	12,649,320	3,927,359

Operating loss	(2,939,679)	(1,682,333)	(5,772,208)	(3,370,063)

Other income (expense):
Gain on sale of trading securities	587,407	-	872,920	-
Interest expense	(1,018,481)	(337,825)	(2,002,676)	(485,386)
Other income (expenses)	(169,194)	9,209	(300,927)	21,068
Total other expense	(600,268)	(328,616)	(1,430,683)	(464,318)

Provision for income taxes	-	-	-	-

Net loss	$(3,539,947)	$(2,010,949)	$(7,202,891)	$(3,834,381)

Basic and diluted loss per share	$(0.52)	$(0.50)	$(1.11)	$(0.96)

Weighted average number of common shares outstanding-basic and diluted	6,791,088	3,988,706	6,502,362	3,988,247

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(3,539,947)	$(2,010,949)	$(7,202,891)	$(3,834,381)
Other comprehensive loss:
Foreign currency cumulative translation adjustment	-	-	-	(25,749)
Other comprehensive loss	-	-	-	(25,749)
Comprehensive loss for the year	$(3,539,947)	$(2,010,949)	$(7,202,891)	$(3,860,130)

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2014	5,709,523	$5,709	$21,116,100	$(13,140,590)	$7,981,219
Sale of common stock, net	1,051,376	1,051	5,230,299	-	5,231,350
Stock based compensation	32,833	33	814,222	-	814,255
Net loss	-	-	-	(7,202,891)	(7,202,891)
Balance at June 30, 2015	6,793,732	$6,793	$27,160,621	$(20,343,481)	$6,823,933

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Operating Activities
Net loss	$(7,202,891)	$(3,834,381)
Depreciation and amortization	1,647,129	87,770
Amortization of debt discount	35,084	67,695
Amortization of loan origination costs	92,681	-
Stock based compensation	814,255	484,954
Gain on the sale of trading securities	(872,920)	-
Changes in operating assets and liabilities:
Accounts receivable	(4,272,116)	(518,338)
Inventory	237,475	(241,770)
Prepaids	(860,155)	809,886
Other current assets	(231,203)	(1,686,766)
Accounts payable	925,995	758,188
Accrued expenses	1,742,681	586,554
Net cash used in operating activities	(7,943,985)	(3,486,208)
Investing Activities
Purchases of equipment	(2,400,194)	(9,066,085)
Proceeds from sale of trading securities	5,232,067	-
Purchase of trading securities	(2,998,379)	-
Net cash used in investing activities	(166,506)	(9,066,085)
Financing Activities
Proceeds from sale of common stock	6,045,412	-
Sale of common stock issuance cost	(814,062)	-
Proceeds from convertible debt	-	11,863,885
Capitalized loan origination costs	-	(300,000)
Proceeds from exercise of stock options	-	315
Proceeds from notes payable	400,000	15,015
Payments on notes payable	(652,831)	(79,895)
Payments on capital lease	(288,313)	-
Net cash provided by financing activities	4,690,206	11,499,320

Net decrease in cash and cash equivalents	(3,420,285)	(1,052,973)
Cash and cash equivalents, beginning of period	7,013,556	4,292,122

Cash and cash equivalents, end of period	$3,593,271	$3,239,149

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$293,503	$3,462
Cash paid during the year for income taxes	$-	$-

Non-cash transactions
Fixed asset additions in accrued expenses	$426,536	$790,542
Debt issuance cost	$-	$536,702
Prepaid balance withheld from sale lease-back	$-	$250,850

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements
June 30, 2015
(Unaudited)

Note 1 – Organization and Nature of Business

Eco-Stim Energy Solutions, Inc. (the “Company,” “we” or “us”) is an early stage technology-driven independent oilfield services company providing well stimulation, coiled tubing and field management services to the upstream oil and gas industry. We are focused on reducing the ecological impact and improving the economic performance of the well stimulation process. We have assembled technologies and processes that have the ability to (1) reduce the surface footprint, (2) reduce emissions and (3) conserve fuel and water during the stimulation process. The Company will focus on the most active shale resource basins outside of the United States, using our technology to differentiate our service offerings. Our management team has extensive international industry experience. Our first operation is in Argentina, home to the Vaca Muerta, the world’s third-largest shale resource basin as measured by technically recoverable reserves. We will also pursue other markets including Mexico, Colombia and the United States or any other location where we believe we can offer clear advantages and achieve strong returns. The Company may also explore opportunistic acquisitions and/or joint ventures with established companies in target markets.

Note 2 – Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2014 consolidated balance sheet was derived from audited financial statements, but does not include all the disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the Company’s opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the six month period ended June 30, 2015 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014, a copy of which was filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Revenue Recognition

The Company’s revenue is heavily dependent on two major customers. All revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collection is reasonably assured as follows:

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

Coiled Tubing Revenue

The Company began providing coiled tubing and other well stimulation services in early 2015. Jobs for these services are typically short term in nature, lasting anywhere from a few hours to multiple days. Revenue is recognized upon completion of each day’s work based upon a completed field ticket. The Company charges the customer for mobilization, services performed, personnel on the job, equipment used on the job, and miscellaneous consumables at agreed-upon spot market rates.

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

During the six months ended June 30, 2015, the Company purchased and sold Argentine bonds to capitalize its subsidiary in Argentina. This resulted in a gain on the sale of trading securities of $872,920 for the six months ended June 30, 2015. This increase was primarily due to the Company taking advantage of the favorable spread in exchange rates between the U.S. Dollar and Argentine Peso.

Net Loss per Common Share

For the six months ended June 30, 2015 and 2014, the weighted average shares outstanding excluded certain stock options and potential shares from convertible debt of 4,117,964 and 2,168,495, respectively, from the calculation of diluted earnings per share because these shares would be anti-dilutive. Anti-dilutive warrants of 100,000 for each of the six months ended June 30, 2015 and 2014 were also excluded from the calculation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2015 presentation.

Accounts Receivable

Accounts receivable are stated at amounts management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. There was no reserve for doubtful accounts as of June 30, 2015 or December 31, 2014.

Prepaids

Prepaid expenses are primarily comprised of Argentinian value added tax and prepaid insurance. The prepaid  value added tax will be reduced as the Company continues to invoice customers in Argentina.

Inventory

Inventories are stated at the lower of cost or market (net realizable value) using the average method and appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.

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

The estimated useful lives of our major classes of PPE are as follows:

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which amends the current presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. The amendments are to be applied retrospectively and are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, but early adoption is permitted. The adoption of the new guidance is not expected to have a material impact on the Company’s condensed financial statements.

Note 3 – Other Assets

As of June 30, 2015, total other assets of the Company are $1,278,739 of which $434,828 and $843,911 are current and long-term assets, respectively. The Company has (1) unamortized debt issuance costs of $540,640, (2) incurred public offering costs, as mentioned in Note 8 – Subsequent Events, of $226,089, (3) prepaid deposits on a capital lease, as described in “Note 5 – Commitments and Contingencies” below, of $488,633 and (4) other assets of approximately $23,377.

Note 4 – Stock-Based Compensation

As of June 30, 2015, the Company has two stock incentive plans, the 2013 Stock Incentive Plan (the “2013 Plan”) and the 2015 Stock Incentive Plan (the “2015 Plan”), for the granting of stock-based incentive awards, including incentive stock options, non-qualified stock options and restricted stock, to employees, consultants and members of the Company’s board of directors (the “Board”). The 2013 Plan was adopted in 2012 and amended in 2013 and authorizes 1,000,000 shares to be issued under the 2013 Plan. As of June 30, 2015, 228,328 shares were available for grant under the 2013 Plan. The 2015 Plan, f/k/a “the 2014 Stock Incentive Plan,” was adopted in 2014; in 2015 it was amended and 500,000 additional shares were authorized, resulting in a maximum of 1,000,000 shares being authorized for issue under the modified 2015 Plan. As of June 30, 2015, 690,000 shares were available for grant under the 2015 Plan. Both the 2013 Plan and the 2015 Plan have been approved by the shareholders of the Company.

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

During the six months ended June 30, 2015 and 2014, the Company recorded $814,255 and $484,954, respectively, of stock-based compensation, which is included in cost of services, selling, general and administrative expense, and research and development in the accompanying condensed consolidated statements of operations. Total unamortized stock-based compensation expense at June 30, 2015 was $1,842,283 and will be fully expensed through 2018.

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

The minimum present value of the lease payments is $3.1 million with a 60-month term and implied interest of 14%. The next four years of lease payments are scheduled as follows:

Capital Lease Payments
2015	$488,633
2016	977,267
2017	977,267
2018	977,267
Total future payments	3,420,434
Less debt discount due to warrants	(245,585)
Less amount representing interest	(728,528)
2,446,321
Less current portion of capital lease obligations	(640,464)
Capital lease obligations, excluding current installments	$1,805,857

Operating Leases

During the third quarter of 2014, the Company and EcoStim Argentina each entered into separate three-year office space leases. These companies have also leased a warehouse facility in Neuquen for our Argentina operations and a warehouse in Houston, Texas for research and development and security of our turbine-powered pressure pumping units (“TPUs”) equipment. The combined future minimum lease payments as of June 30, 2015 are as follows:

Operating Leases
2015	$268,097
2016	314,079
2017	225,348
Thereafter	—
Total	$807,524

Note 6 – Debt

On May 28, 2014 (the “Closing Date”), the Company entered into a Convertible Note Facility Agreement (the “Note Agreement”) with ACM Emerging Markets Master Fund I, L.P. (“ACM”). The proceeds from the Note Agreement have been used primarily for capital expenditures, certain working capital needs and approved operating budget expenses.

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

As of June 30, 2015, the Company has drawn down the full $22 million available under the Note Agreement, which was primarily used for capital expenditures, certain working capital needs and approved operating budget expenses. The balance for accrued interest at June 30, 2015 was $2,763,629. The accrued interest balance included the Deferred Interest (as defined below) of $2,485,262, which was converted in its entirety to shares of our common stock as described below.

On May 28, 2015, the Company entered into an amendment with ACM. ACM and the Company agreed to give ACM the ability to have the $2,485,262 interest payment, which was due on May 28, 2015 (the “Deferred Interest”), paid in the form of shares of the Company’s common stock upon the consummation of a future equity offering, should one occur. On July 15, 2015 the Company closed on an equity offering, as described in “Note 8 – Subsequent Events” below, and the Deferred Interest was converted into 523,192 shares of unregistered common stock.

All obligations under the Note Agreement are secured by liens on substantially all of the assets of the Company and have subsidiary guarantees and pledges of the capital stock of the subsidiary guarantors subject to certain terms and exceptions. The Company was in compliance with all covenants under its debt instruments as of June 30, 2015.

On October 10, 2014, the Company entered into an equipment purchase agreement for the TPUs equipment and related spare parts for a total purchase price of approximately $6,500,000, of which $4,100,000 has been financed. The total amount financed, including any accrued interest, was to become due and payable on April 1, 2015. On March 12, 2015, the Company amended the agreement to add a blender, two data vans and a manifold at an increased cost of $400,000, and amended the due date of the final payment to March 31, 2016. The amended agreement provides for monthly installment payments of $50,000 beginning in May 2015. The note accrues interest at a rate of 9% per annum from April 1, 2015 until maturity on March 31, 2016. As of June 30, 2015, the Company has a balance of $3,965,116 and accrued interest of $94,764.

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

Note 8 – Subsequent Events

On July 15, 2015, the Company sold 6,164,690 registered securities of common stock at a price of $4.75 per share for gross proceeds to the Company of $29,282,278.

On July 15, 2015, the Company issued 523,192 shares of unregistered common stock at a price of $4.75 per share to ACM as payment for the Deferred Interest in accordance with that certain First Amendment to the Convertible Note Facility Agreement dated May 28, 2015 and described above in “Note 6 – Debt.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q, together with the audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014. Unless the context otherwise requires, “we,” “us,” the “Company” or like terms refer to Eco-Stim Energy Solutions, Inc. and its subsidiaries.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including those described in the section titled “Cautionary Statements Regarding Forward-Looking Statements” in this Form 10-Q.

Overview

We are an early stage technology-driven independent oilfield services company providing well stimulation, coiled tubing and field management services to the upstream oil and gas industry. We are focused on reducing the ecological impact and improving the economic performance of the well stimulation process. We have assembled proven technologies and processes that have the ability to (1) reduce the surface footprint, (2) reduce emissions and (3) conserve fuel and water during the stimulation process. We will focus on bringing these technologies and processes to the most active shale resource basins outside of the United States, using our technology to differentiate our service offerings. Our management team has extensive international industry experience. Our first operation is in Argentina, home to the Vaca Muerta, the world’s third-largest shale resource basin as measured by technically recoverable reserves. We also intend to pursue other markets that meet our investment criteria, which may include Mexico, Colombia and the United States as well as other markets and where we believe we can offer clear strategic advantages and achieve acceptable financial returns. We may also explore opportunistic acquisitions and/or joint ventures with established companies in target markets.

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

Results of Operations

For the Three Months Ended June 30, 2015 and 2014

Revenue for the three months ended June 30, 2015 increased $3,911,468 to $3,985,419 from $73,951 for the three months ended June 30, 2014. This increase was primarily due to the start of well stimulation and coiled tubing operations in Argentina compared to the 2014 period which only contained field management services.

Cost of services increased $3,402,865 to $3,839,345 for the three months ended June 30, 2015 compared to $436,480 for the three months ended June 30, 2014. This increase was primarily due to higher activity levels due to the start of our well stimulation and coiled tubing operations in Argentina and the costs associated with the variable nature of these expenses, especially materials, supplies and labor costs.

Our selling, general, and administrative expenses increased $698,901 to $1,933,092 for the three months ended June 30, 2015 compared to $1,234,191 for the three months ended June 30, 2014. This increase is a result of: higher legal costs associated with SEC compliance, proxy filing, internal controls and professional and consulting fees of $201,930; additional labor and benefits cost of $121,074 related to additional strategic personnel; rent, administrative office and marketing expenses of $173,617 related to additional office space in Argentina and Houston and the increase in our sales efforts; higher travel expenses related to Argentina business development opportunities of $91,748; additional costs associated with stock compensation of $89,485; and additional insurance costs of $21,047.

Research and development for the three months ended June 30, 2015 was $251,816. The Company did not have any research and development cost in prior years. Research and development includes the cost associated with research activities of fiber optics technology and latest generation turbine-powered pressure pumping technology.

Net other expense increased $271,652 to $600,268 for the three months ended June 30, 2015 compared to $328,616 for the three months ended June 30, 2014, primarily as a result of an increase of $680,656 in interest expense for the period ended June 30, 2015 related to the ACM loan and the TPUs financing as discussed in “Part I – Item 1 – Financial Statements – Note 6 – Debt.” The increase was partially offset by gains on the sale of trading securities of $587,407 related to the capitalization of our subsidiary in Argentina, whereby we purchased and sold Argentine bonds in order to take advantage of the favorable spread in exchange rates between the US Dollar and Argentine Peso. Finally, other expenses increased $178,403 to $169,194 for the three months ended June 30, 2015 compared to income of $9,209 for the three months ended June 30, 2014, mainly related to foreign exchange gain and losses and Argentina bank transaction fees.

For the Six Months Ended June 30, 2015 and 2014

Revenue for the six months ended June 30, 2015 increased $6,319,816 to $6,877,112 from $557,296 for the six months ended June 30, 2014. This increase was primarily due to the start of well stimulation and coiled tubing operations in Argentina compared to the 2014 period which only contained field management services.

Cost of services increased $5,776,417 to $6,998,882 for the six months ended June 30, 2015 compared to $1,222,465 for the six months ended June 30, 2014. This increase was primarily due to higher activity levels due to the start of our well stimulation and coiled tubing operations in Argentina and the costs associated with the variable nature of these expenses, especially materials, supplies and labor costs.

Our selling, general and administrative expenses increased $892,823 to $3,509,947 for the six months ended June 30, 2015 compared to $2,617,124 for the six months ended June 30, 2014. This increase is a result of: higher legal costs associated with SEC compliance, proxy filing, internal controls and professional and consulting fees of $165,931; additional labor and benefits costs of $305,240 related to additional strategic personnel; rent, administrative office and marketing expenses of $252,593 related to additional office space in Argentina and Houston and the increase in our sales efforts; higher travel expenses related to Argentina business development opportunities of $28,094; additional costs associated with stock compensation of $104,503; and additional insurance costs of $36,462.

Research and development for the six months ended June 30, 2015 was $493,362. The Company did not have any research and development cost in prior years. Research and development includes the cost associated with research activities of fiber optics technology and latest generation turbine-powered pressure pumping technology.

Net other expense increased $966,365 to $1,430,683 for the six months ended June 30, 2015 compared to $464,318 for the six months ended June 30, 2014, primarily as a result of an increase of $1,517,290 in interest expense for the period ended June 30, 2015 related to the ACM loan and the TPUs financing as discussed in “Part I – Item 1 – Financial Statements – Note 6 – Debt.” The increase was partially offset by gains on the sale of trading securities of $872,920 related to the capitalization of our subsidiary in Argentina, whereby we purchased and sold Argentine bonds in order to take advantage of the favorable spread in exchange rates between the US Dollar and Argentine Peso. Finally, other expenses increased $321,995 to $300,927 for the six months ended June 30, 2015 compared to income of $21,068 for the six months ended June 30, 2014, mainly related to foreign exchange gain and losses and Argentina bank transaction fees.

Liquidity and Capital Resources

Our primary sources of liquidity to date have been proceeds from various equity and debt offerings. We completed a public offering during the first quarter of 2015, as discussed in “Part I – Item 1 – Financial Statements – Note 7 – Public Offering,” and a second offering on July 15, 2015, as discussed in “Part I – Item 1 – Financial Statements – Note 8 – Subsequent Events.”

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

Our ability to fund operations, and to fund planned and committed 2015 and 2016 capital expenditures will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions, market conditions in the exploration and production industry and financial, business and other factors, many of which are beyond our control.

Our ability to acquire equipment could require us to obtain additional equity or debt financing, which may not be available to us on favorable terms or at all.

Sources and Uses of Cash

Net cash used in operating activities was $7,943,985 for the six months ended June 30, 2015 compared to $3,486,208 for the six months ended June 30, 2014. This increase is primarily due to costs associated with revenue generated from well stimulation, coiled tubing, and field management services operations and the start-up of those activities in Argentina, costs associated with our continuing business development efforts in Latin America, and costs associated with various SEC reporting requirements.

Net cash used in investing activities was $166,506 for the six months ended June 30, 2015 compared to net cash used in investing activities of $9,066,085 for the six months ended June 30, 2014. This decrease is primary related to lower capital expenditures and net proceeds of $2,233,688 during the year related to the purchase and sale of bonds used in the capitalization of the Argentina operations.

Net cash provided by financing activities was $4,690,206 for the six months ended June 30, 2015 compared to net cash provided for financing activities of $11,499,320 for the six months ended June 30, 2014. This decrease is primarily due to lower net proceeds from financing activities.

We had a net decrease in cash and cash equivalents of $3,420,285 for the six months ended June 30, 2015 compared to a net decrease in cash and cash equivalents of $1,052,973 for the six months ended June 30, 2014, primarily resulting from our operating activities.

We do not generate positive cash flow at this time. Further, while we believe we will begin generating positive cash flow from operations in 2016, our liquidity provided by our existing cash and cash equivalents may not be sufficient to fund our full capital expenditure plan and working capital needs. Our current capital commitments may require us to obtain additional equity or debt financing, which may not be available to us on favorable terms or at all.

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

On November 21, 2012, the United States District Court for the Southern District of New York issued an injunction preventing Argentina from making payments on the restructured bonds, and ordered Argentina to make a deposit of $1.3 billion related to the claims of the holdout creditors, which order was appealed by the country. Argentina’s appeal was denied by the Second Circuit Court of Appeals, and on June 16, 2014 the Supreme Court of the United States refused to hear Argentina’s appeal from that denial. As a result, it is widely believed that Argentina may default on its restructured debt unless it is able to settle the claims of the plaintiffs in the New York litigation in a manner that will allow payment to be made in accordance with the restructuring. In May 2015, the plaintiffs in the New York proceeding asked the judge to amend their claims to include a recent successful issue of bonds governed by Argentine law; this motion is currently pending.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have (i) any obligation arising under a guarantee contract, derivative instrument or variable interest or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act consisting of controls and other procedures designed to give reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding such required disclosure. Based on their evaluation as of the end of the quarterly period covered by this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Exchange Act, were effective as of June 30, 2015.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. As of June 30, 2015, management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of its internal control over financial reporting, based on criteria established in the updated 2013 Internal Control — Integrated Framework created by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment, management determined that the Company maintained effective internal control over financial reporting as of June 30, 2015. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to, and none of our property is the subject of, any pending legal proceedings. To our knowledge, no governmental authority is contemplating any such proceedings.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in “Part I—Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 28, 2015, the Company entered into a First Amendment to the Convertible Note Facility Agreement with ACM, pursuant to which ACM and the Company agreed to give ACM the ability to have the $2,485,262 interest payment, which had accrued under the Company’s Convertible Note Facility Agreement with ACM and was due on May 28, 2015 (the “Deferred Interest”), paid in the form of shares of the Company’s common stock upon the consummation of a future equity offering, should one occur. On July 15, 2015 the Company closed on an equity offering, as described in “Part I – Item 1 – Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 8 – Subsequent Events,” and the Deferred Interest was converted into 523,192 shares of unregistered common stock of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on November 26, 2013).

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2014).

10.1	First Amendment to the Convertible Note Facility Agreement, dated May 28, 2015, between Eco-Stim Energy Solutions, Inc. and ACM Emerging Markets Master Fund I, L.P. (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2015).

31.1*	Rule 13(a)-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13(a)-14(a) Certification of the Chief Financial Officer.

32.1**	Section 1350 Certification of the Chief Executive Officer.

32.2**	Section 1350 Certification of the Chief Financial Officer.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2015	ECO-STIM ENERGY SOLUTIONS, INC.

	By:	/s/ Jon Christopher Boswell
Jon Christopher Boswell
President and Chief Executive Officer

	By:	/s/ Alexander Nickolatos
Alexander Nickolatos
Chief Financial Officer and Assistant Secretary

