Form 10-Q
period 2015-09-30
Eco-Stim Energy Solutions, Inc.
filed 2015-11-12
CIK 1135657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The registrant had 13,547,363 shares of common stock outstanding at November 12, 2015.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the anticipated future results or financial condition expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include but are not limited to:

●	the cyclical nature of the oil and natural gas industry;

●	the potential for our oil-company customers to backward-integrate by starting their own well service operations;

●	the potential for excess capacity in the oil and natural gas service industry;

●	dependence on the spending and drilling activity by oil and natural gas operators in our target markets;

●	competition within the oil and natural gas service industry;

●	concentration of our customer base and fulfillment of existing customer contracts;

●	our ability to maintain pricing and obtain contracts;

●	deterioration of the credit markets;

●	our ability to raise additional capital to fund future and committed capital expenditures;

●	increased vulnerability to adverse economic conditions due to indebtedness;

●	our limited operating history on which investors may evaluate our business and prospects;

●	our ability to obtain raw materials and specialized equipment;

●	technological developments or enhancements;

●	asset impairment and other charges;

●	our ability to identify, make and integrate acquisitions;

●	our major shareholders and management control over stockholder voting;

●	loss of key executives;

●	the ability to employ skilled and qualified workers;

●	work stoppages and other labor matters;

●	hazards inherent to the oil and natural gas industry;

●	inadequacy of insurance coverage for certain losses or liabilities;

●	delays in obtaining required permits;

●	ability to import equipment or spare parts into Argentina on a timely basis;

●	regulations affecting the oil and natural gas industry;

●	legislation and regulatory initiatives relating to well stimulation;

●	future legislative and regulatory developments;

●	foreign currency exchange rate fluctuations;

●	effects of climate change;

●	volatility of economic conditions in Argentina;

●	market acceptance of turbine pressure pumping technology;

●	the profitability for our customers of shale oil and gas as commodity prices decrease;

●	risks of doing business in Argentina and the United States; and

●	costs and liabilities associated with environmental, health and safety laws, including any changes in the interpretation or enforcement thereof.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,264,770	$7,013,556
Accounts receivable	7,020,991	264,192
Marketable securities	—	1,360,767
Inventory	1,254,315	1,619,778
Prepaids	3,693,253	2,496,805
Other assets	186,662	409,388
Total current assets	33,419,991	13,164,486

Property, plant and equipment, net	31,831,059	27,949,347
Other non-current assets	797,570	936,592
Total assets	$66,048,620	$42,050,425

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,594,586	$1,947,371
Accrued expenses	2,972,927	3,164,250
Short-term notes payable	—	158,036
Current portion of long term notes payable	3,118,440	475,000
Current portion of capital lease payable	663,142	597,406
Total current liabilities	8,349,095	6,342,063

Non-current liabilities:
Long-term notes payable	22,000,000	25,625,000
Long-term capital lease payable	1,648,861	2,102,143
Total non-current liabilities	23,648,861	27,727,143

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 13,543,614 and 5,709,523 issued and outstanding in 2015 and 2014, respectively	13,543	5,709
Additional paid-in capital	57,062,386	21,116,100
Accumulated deficit	(23,025,265)	(13,140,590)
Total stockholders’ equity	34,050,664	7,981,219

Total liabilities and stockholders’ equity	$66,048,620	$42,050,425

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$4,381,371	$88,106	$11,258,483	$645,402

Operating cost and expenses:
Cost of services	4,514,801	984,861	11,513,683	2,207,326
Selling, general, and administrative expenses	1,749,880	1,677,637	5,259,827	4,294,761
Research and development	269,202	—	762,564	—
Depreciation and amortization expense	889,396	88,008	2,536,525	175,778
Total operating costs and expenses	7,423,279	2,750,506	20,072,599	6,677,865

Operating loss	(3,041,908)	(2,662,400)	(8,814,116)	(6,032,463)

Other income (expense):
Gain on sale of trading securities	1,542,687	2,926,073	2,415,607	2,926,073
Interest expense	(1,010,878)	(604,731)	(3,013,554)	(1,090,117)
Other income (expense)	(171,685)	82,151	(472,612)	103,220
Total other income (expense)	360,124	2,403,493	(1,070,559)	1,939,176

Provision for income taxes	—	—	—	—

Net loss	$(2,681,784)	$(258,907)	$(9,884,675)	$(4,093,287)

Basic and diluted loss per share	$(0.21)	$(0.05)	$(1.14)	$(0.91)

Weighted average number of common shares outstanding-basic and diluted	12,881,952	5,537,799	8,652,260	4,512,360

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(2,681,784)	$(258,907)	$(9,884,675)	$(4,093,287)
Other comprehensive loss:
Foreign currency cumulative translation adjustment	—	—	—	(25,749)
Other comprehensive loss	—	—	—	(25,749)
Comprehensive loss for the year	$(2,681,784)	$(258,907)	$(9,884,675)	$(4,119,036)

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Nine Months Ended September 30, 2015

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2014	5,709,523	$5,709	$21,116,100	$(13,140,590)	$7,981,219
Sale of common stock, net	7,739,258	7,739	34,717,308	—	34,725,047
Stock based compensation	94,833	95	1,228,978	—	1,229,073
Net loss	—	—	—	(9,884,675)	(9,884,675)
Balance at September 30, 2015	13,543,614	$13,543	$57,062,386	$(23,025,265)	$34,050,664

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net loss	$(9,884,675)	$(4,093,287)
Depreciation and amortization	2,536,525	175,778
Amortization of debt discount and loan origination cost	191,650	147,023
Stock based compensation	1,229,073	866,106
Gain on the sale of trading securities	(2,415,607)	(2,926,073)
Changes in operating assets and liabilities:
Accounts receivable	(6,756,799)	(81,961)
Inventory	440,883	(241,770)
Prepaids and other assets	(1,179,430)	(1,059,109)
Accounts payable and accrued expenses	3,024,703	1,487,533
Other assets	17,018	(1,125,449)
Net cash used in operating activities	(12,813,677)	(5,725,760)
Investing Activities
Purchases of equipment	(7,371,601)	(11,771,206)
Deposits paid for fixed asset purchases	—	(2,688,416)
Proceeds from sale of trading securities	10,775,501	7,925,655
Purchase of trading securities	(6,999,127)	(4,999,582)
Net cash used in investing activities	(3,595,227)	(11,533,549)
Financing Activities
Proceeds from sale of common stock	35,327,690	10,302,400
Sale of common stock issuance cost	(3,087,805)	(471,216)
Proceeds from convertible debt	—	11,863,885
Convertible debt cost	—	(732,476)
Proceeds from notes payable	400,000	15,015
Payments on notes payable	(1,539,596)	(168,354)
Payments on capital lease	(440,171)	(132,126)
Net cash provided by financing activities	30,660,118	20,677,128

Net increase in cash and cash equivalents	14,251,214	3,417,819
Cash and cash equivalents, beginning of period	7,013,556	4,292,122

Cash and cash equivalents, end of period	$21,264,770	$7,709,941

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$2,948,086	$649,748
Cash paid during the year for income taxes	$—	$—

Non-cash transactions
Fixed asset additions in accrued expenses	$379,111	$—
Interest converted to common stock	$2,485,162	$—
Private placement issuance cost	$—	$5,522
Debt issuance cost	$—	$8,973
Prepaids amortized to settle capital lease obligations	$—	$250,850

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements
September 30, 2015
(Unaudited)

Note 1 – Organization and Nature of Business

Eco-Stim Energy Solutions, Inc. (the “Company,” “we” or “us”) is an early stage technology-driven independent oilfield services company providing well stimulation, coiled tubing and field management services to the upstream oil and gas industry. We are focused on reducing the ecological impact and improving the economic performance of the well stimulation process. We have assembled technologies and processes that have the ability to (1) reduce the surface footprint, (2) reduce emissions and (3) conserve fuel and water during the stimulation process. The Company will focus on the most active shale resource basins outside of the United States, using our technology to differentiate our service offerings. Our management team has extensive international industry experience. Our first operation is in Argentina, home to the Vaca Muerta, the world’s third-largest shale resource basin as measured by technically recoverable reserves. However, we intend to also pursue any other location where we believe we can offer clear advantages and achieve strong returns. The Company may also explore opportunistic acquisitions and/or joint ventures with established companies in target markets.

Note 2 – Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2014 consolidated balance sheet was derived from audited financial statements, but does not include all the disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the Company’s opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the nine month period ended September 30, 2015 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014, a copy of which was filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

During the nine months ended September 30, 2015, the Company purchased and sold Argentine bonds to capitalize its subsidiary in Argentina. This resulted in a gain on the sale of trading securities of $2,415,607 for the nine months ended September 30, 2015. This gain was primarily due to the Company taking advantage of the favorable spread in exchange rates between the U.S. Dollar and Argentine Peso.

Net Loss per Common Share

For the nine months ended September 30, 2015 and 2014, the weighted average shares outstanding excluded certain stock options and potential shares from convertible debt of 4,133,131 and 2,196,111, respectively, from the calculation of diluted earnings per share because these shares would be anti-dilutive. Anti-dilutive warrants of 100,000 for each of the nine months ended September 30, 2015 and 2014 were also excluded from the calculation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2015 presentation.

Accounts Receivable

Accounts receivable are stated at amounts management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At September 30, 2015, the Company had an allowance for doubtful accounts of $72,600.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which amends the current presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. The amendments are to be applied retrospectively and are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, but early adoption is permitted. The adoption of the new guidance will impact the Company’s consolidated balance sheet presentation accordingly.

Note 3 – Other Assets

As of September 30, 2015, total other assets of the Company are $984,232 of which $186,662 and $797,570 are current and long-term assets, respectively. The Company has (1) unamortized debt issuance costs of $494,299, (2) prepaid deposits on a capital lease, as described in “Note 5 – Commitments and Contingencies” below, of $488,633 and (3) other assets of approximately $1,300.

Note 4 – Stock-Based Compensation

As of September 30, 2015, the Company has two stock incentive plans, the 2013 Stock Incentive Plan (the “2013 Plan”) and the 2015 Stock Incentive Plan (the “2015 Plan”), for the granting of stock-based incentive awards, including incentive stock options, non-qualified stock options and restricted stock, to employees, consultants and members of the Company’s board of directors (the “Board”). The 2013 Plan was adopted in 2012 and amended in 2013 and authorizes 1,000,000 shares to be issued under the 2013 Plan. As of September 30, 2015, 48,328 shares were available for grant under the 2013 Plan. The 2015 Plan, f/k/a “the 2014 Stock Incentive Plan,” was adopted in 2014; in 2015 it was amended and 500,000 additional shares were authorized, resulting in a maximum of 1,000,000 shares being authorized for issue under the modified 2015 Plan. As of September 30, 2015, 665,000 shares were available for grant under the 2015 Plan. Both the 2013 Plan and the 2015 Plan have been approved by the shareholders of the Company.

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

During the nine months ended September 30, 2015 and 2014, the Company recorded $1,229,073 and $866,106, respectively, of stock-based compensation, which is included in cost of services, selling, general and administrative expense, and research and development in the accompanying condensed consolidated statements of operations. Total unamortized stock-based compensation expense at September 30, 2015 was $1,631,675 and will be fully expensed through 2019.

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

The minimum present value of the lease payments is $3.1 million with a 60-month term and implied interest of 14%. The next four years of lease payments are scheduled as follows:

Capital Lease Payments
2015	$244,317
2016	977,267
2017	977,267
2018	977,267
Total future payments	3,176,118
Less debt discount due to warrants	(228,044)
Less amount representing interest	(636,071)
2,312,003
Less current portion of capital lease obligations	(663,142)
Capital lease obligations, excluding current installments	$1,648,861

Operating Leases

During the third quarter of 2014, the Company and EcoStim Argentina each entered into separate three-year office space leases. These companies have also leased a warehouse facility in Neuquen for our Argentina operations and a warehouse in Houston, Texas for research and development and security of our turbine-powered pressure pumping units (“TPUs”) equipment. The combined future minimum lease payments as of September 30, 2015 are as follows:

Operating Leases
2015	$155,297
2016	396,879
2017	280,548
Thereafter	—
Total	$832,724

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

As of September 30, 2015, the Company has drawn down the full $22 million available under the Note Agreement, which was primarily used for capital expenditures, certain working capital needs and approved operating budget expenses. The balance for accrued interest at September 30, 2015 was $1,054,794.

On May 28, 2015, the Company entered into an amendment with ACM. ACM and the Company agreed to give ACM the ability to have the $2,485,162 interest payment, which was due on May 28, 2015 (the “Deferred Interest”), paid in the form of shares of the Company’s common stock upon the consummation of a future equity offering, should one occur. On July 15, 2015, the Company issued 523,192 shares of unregistered common stock at a price of $4.75 per share to ACM as payment for the deferred interest.

All obligations under the Note Agreement are secured by liens on substantially all of the assets of the Company and have subsidiary guarantees and pledges of the capital stock of the subsidiary guarantors subject to certain terms and exceptions. The Company was in compliance with all covenants under its debt instruments as of September 30, 2015.

On October 10, 2014, the Company entered into an equipment purchase agreement for the TPUs equipment and related spare parts for a total purchase price of approximately $6,500,000, of which $4,100,000 has been financed. The total amount financed, including any accrued interest, was to become due and payable on April 1, 2015. On March 12, 2015, the Company amended the agreement to add a blender, two data vans and a manifold at an increased cost of $400,000, and amended the due date of the final payment to March 31, 2016. The amended agreement provides for monthly installment payments of $50,000 beginning in May 2015. The note accrues interest at a rate of 9% per annum from April 1, 2015 until maturity on March 31, 2016. As of September 30, 2015, the Company has a balance of $3,091,829 and accrued interest of $94,764.

Note 7 – Public Offerings

On July 15, 2015, the Company sold 6,164,690 registered securities of common stock at a price of $4.75 per share for gross proceeds to the Company of $29,282,278. The Company will use the net proceeds from the offering to finance capital expenditures, fund working capital and for general corporate purposes.

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

Overview

We are an early stage technology-driven independent oilfield services company providing well stimulation, coiled tubing and field management services to the upstream oil and gas industry. We are focused on reducing the ecological impact and improving the economic performance of the well stimulation process. We have assembled proven technologies and processes that have the ability to (1) reduce the surface footprint, (2) reduce emissions and (3) conserve fuel and water during the stimulation process. We will focus on bringing these technologies and processes to the most active shale resource basins outside of the United States, using our technology to differentiate our service offerings. Our management team has extensive international industry experience. Our first operation is in Argentina, home to the Vaca Muerta, the world’s third-largest shale resource basin as measured by technically recoverable reserves. However, we also intend to pursue other markets where we believe we can offer clear strategic advantages and achieve acceptable financial returns. We may also explore opportunistic acquisitions and/or joint ventures with established companies in target markets.

Our management team has extensive experience in operating well stimulation fleets, coiled tubing units and other downhole completion equipment, as well as providing “sweet spot” analysis in shale resource basins using geophysical predictive modeling. We expect to leverage our management’s experience and historical local relationships in undersupplied markets to pursue profitable long-term contracts. We expect to compete for business with a limited number of other service companies based on technical capability, quality of equipment, local experience and existing relationships rather than solely on price. We also believe that we benefit from our association with our largest investors, which give the Company strategic advantages into the emerging markets and Argentina.

Results of Operations

For the Three Months Ended September 30, 2015 and 2014

Revenue for the three months ended September 30, 2015 increased $4,293,265 to $4,381,371 from $88,106 for the three months ended September 30, 2014. This increase was primarily due to the start of well stimulation and coiled tubing operations in Argentina compared to the 2014 period which only consisted of field management services.

Cost of services increased $3,529,940 to $4,514,801 for the three months ended September 30, 2015 compared to $984,861 for the three months ended September 30, 2014. This increase was primarily due to higher activity levels related to the commencement of our well stimulation and coiled tubing operations in Argentina, hiring additional personnel and preparing for our second well stimulation crew and the costs associated with the short term rental of equipment required to complete larger jobs for our customers while the Company awaits delivery of new well stimulation equipment.

Our selling, general, and administrative expenses increased $72,243 to $1,749,880 for the three months ended September 30, 2015 compared to $1,677,637 for the three months ended September 30, 2014. This increase was a result of: rent, administrative office and marketing expenses of $58,916 related to additional office space in Argentina and Houston and the increase in our sales efforts; additional cost related to bad debt expenses of $72,600; additional costs associated with stock compensation of $61,804; and additional insurance costs of $18,638. The increase was partially offset by lower travel expenses related to Argentina business development opportunities of $87,185; lower legal costs associated with SEC compliance, proxy filing, internal controls and professional fees of $36,658 and lower labor and benefits cost of $15,872.

Research and development for the three months ended September 30, 2015 was $269,202. The Company did not have any research and development cost in prior years. Research and development includes the cost associated with research activities of fiber optics technology and latest generation turbine-powered pressure pumping technology.

Net other income (expense) decreased $2,043,369 to $360,124 for the three months ended September 30, 2015 compared to income of $2,403,493 for the three months ended September 30, 2014, primarily as a result of an increase of $406,147 in interest expense for the period ended September 30, 2015 related to the ACM loan and the TPUs financing as discussed in “Part I – Item 1 – Financial Statements – Note 6 – Debt,” and lower gain on sale of trading securities of $1,383,386 related to the capitalization of our subsidiary in Argentina, whereby we purchased and sold Argentine bonds in order to take advantage of the favorable spread in exchange rates between the US Dollar and Argentine Peso. Finally, other expenses increased by $253,836 to $171,685 for the three months ended September 30, 2015 compared to income of $82,151 for the three months ended September 30, 2014, mainly related to foreign exchange gain and losses and Argentina bank transaction fees.

For the Nine Months Ended September 30, 2015 and 2014

Revenue for the nine months ended September 30, 2015 increased $10,613,081 to $11,258,483 from $645,402 for the nine months ended September 30, 2014. This increase was primarily due to the start of well stimulation and coiled tubing operations in Argentina compared to the 2014 period which only contained field management services.

Cost of services increased $9,306,357 to $11,513,683 for the nine months ended September 30, 2015 compared to $2,207,326 for the nine months ended September 30, 2014. This increase was primarily due to higher activity levels due to the start of our well stimulation and coiled tubing operations in Argentina, hiring additional personnel and preparing for our second well stimulation crew and the costs associated with the short term rental of equipment required to complete larger jobs for our customers while the Company awaits delivery of new well stimulation equipment.

Our selling, general and administrative expenses increased $965,066 to $5,259,827 for the nine months ended September 30, 2015 compared to $4,294,761 for the nine months ended September 30, 2014. This increase was a result of: higher legal costs associated with SEC compliance, proxy filing, internal controls and professional fees of $129,273; additional labor and benefits costs of $289,368 related to additional strategic personnel; rent, administrative office and marketing expenses of $311,509 related to additional office space in Argentina and Houston and the increase in our sales efforts; additional costs associated with stock compensation of $166,307; additional cost related to bad debt expenses of $72,600; and additional insurance costs of $55,100. The increase was partially offset by lower travel expenses related to Argentina business development opportunities of $59,091.

Research and development for the nine months ended September 30, 2015 was $762,564. The Company did not have any research and development cost in prior years. Research and development includes the cost associated with research activities of fiber optics technology and latest generation turbine-powered pressure pumping technology.

Net other income (expense) decreased $3,009,735 to expense of $1,070,559 for the nine months ended September 30, 2015 compared to income of $1,939,176 for the nine months ended September 30, 2014, primarily as a result of an increase of $1,923,437 in interest expense for the period ended September 30, 2015 related to the ACM loan and the TPUs financing as discussed in “Part I – Item 1 – Financial Statements – Note 6 – Debt,” and lower gain on sale of trading securities of $510,466 related to the capitalization of our subsidiary in Argentina, whereby we purchased and sold Argentine bonds in order to take advantage of the favorable spread in exchange rates between the US Dollar and Argentine Peso. Finally, other expenses increased $575,832 to $472,612 for the nine months ended September 30, 2015 compared to income of $103,220 for the nine months ended September 30, 2014, mainly related to foreign exchange losses and Argentina bank transaction fees.

Liquidity and Capital Resources

Our primary sources of liquidity to date have been proceeds from various equity and debt offerings. We completed a public offering during the first quarter of 2015 and a second offering on July 15, 2015 as discussed in “Part I – Item 1 – Financial Statements – Note 7 – Public Offerings.”

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

Our ability to fund operations and to fund planned and committed 2015 and 2016 capital expenditures will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions, market conditions in the exploration and production industry and financial, business and other factors, many of which are beyond our control.

Our ability to acquire equipment could require us to obtain additional equity or debt financing, which may not be available to us on favorable terms or at all.

Sources and Uses of Cash

Net cash used in operating activities was $12,813,677 for the nine months ended September 30, 2015 compared to $5,725,760 for the nine months ended September 30, 2014. This increase was primarily due to costs associated with revenue generated from well stimulation, coiled tubing, and field management services operations and the start-up and expansion of those activities in Argentina, costs associated with our continuing business development efforts in Latin America and costs associated with various SEC reporting requirements. In addition, the Company is in the process of hiring, training and preparing for our second well stimulation crew and have incurred short term rental costs related to equipment that will be delivered during the next two quarters.

Net cash used in investing activities was $3,595,227 for the nine months ended September 30, 2015 compared to net cash used in investing activities of $11,533,549 for the nine months ended September 30, 2014. This decrease was primarily related to lower capital expenditures of $7,088,021, and net proceeds related to the purchase and sale of bonds used in the capitalization of the Argentina operations of $850,301. In 2014, our capital expenditures included payments on the delivery of our first conventional pressure pumping fleet and coiled tubing unit. In 2015, we made progress payments for our second and third conventional pressure pumping fleet.

Net cash provided by financing activities was $30,660,118 for the nine months ended September 30, 2015 compared to net cash provided for financing activities of $20,677,128 for the nine months ended September 30, 2014. This decrease was primarily due to lower net proceeds from financing activities.

We had a net increase in cash and cash equivalents of $14,251,214 for the nine months ended September 30, 2015 compared to a net increase in cash and cash equivalents of $3,417,819 for the nine months ended September 30, 2014, primarily as a result of funds raised from our public offerings.

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

Industry Trends and Outlook

We face many challenges and risks in the industry in which we operate. Although many factors contributing to these risks are beyond our ability to control, we continuously monitor these risks and have taken steps to mitigate them to the extent practicable. In addition, while we believe that we are well positioned to capitalize on available growth opportunities, we may not be able to achieve our business objectives and, consequently, our results of operations may be adversely affected. Please read this section in connection with the factors described in the sections titled “Cautionary Statements Regarding Forward-Looking Statements” and “Risk Factors” for additional information about the known material risks that we face.

Our business depends on the capital spending programs of our customers. Revenue from our stimulation and field management segments are expected to be generated by providing services to oil and natural gas exploration and production companies throughout Argentina. Demand for our services is a function of our customers’ willingness to make operating and capital expenditures to explore for, develop and produce hydrocarbons in these areas, which in turn is affected by current and expected levels of oil and natural gas prices. Although domestic Argentine operators remain somewhat protected by local price controls above international prices, the market is still impacted by the global pricing environment. The energy services industry have historically tended to delay capital equipment projects, including maintenance and upgrades, during industry downturns.

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

The plaintiffs’ efforts to enforce their claims are ongoing. In May 2015, it was reported that some of the plaintiffs in the New York proceeding asked the trial judge to amend their claims to include a recent successful issue of bonds governed by Argentine law; related motions concerning this issue are currently pending. In September 2015, the Second Circuit Court of Appeals ruled that the trial court had impermissibly expanded the scope of one of the classes of plaintiffs to include bondholders who had not continuously held their bonds during the pendency of the litigation.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have (i) any obligation arising under a guarantee contract, derivative instrument or variable interest or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act consisting of controls and other procedures designed to give reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding such required disclosure. Based on their evaluation as of the end of the quarterly period covered by this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Exchange Act, were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition, the Argentine Peso has been subject to significant devaluation in the past and may be subject to significant fluctuations in the future, consequently affecting our financial condition and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 28, 2015, the Company entered into a First Amendment to the Convertible Note Facility Agreement with ACM, pursuant to which ACM and the Company agreed to give ACM the ability to have the $2,485,162 interest payment, which had accrued under the Company’s Convertible Note Facility Agreement with ACM and was due on May 28, 2015 (the “Deferred Interest”), paid in the form of shares of the Company’s common stock upon the consummation of a future equity offering, should one occur. On July 15, 2015 the Company closed on an equity offering, as described in “Part I – Item 1 – Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 6 – Debt,” and the Deferred Interest was converted into 523,192 shares of unregistered common stock of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 9, 2015, EcoStim, Inc. (“EcoStim”), a Texas corporation and wholly-owned subsidiary of the Company, entered into a First Amendment to Employment Agreement (the “First Amendment”) to that certain Employment Agreement dated November 4, 2013, by and between EcoStim f/k/a FracRock, Inc. and Bobby Chapman, the Company’s Chief Operating Officer (together with the First Amendment, the “Employment Agreement”). The First Amendment, among other things, (1) amended the term of Mr. Chapman’s employment, which, as amended, commenced on November 9, 2015 and will expire on November 3, 2016; provided, however, that the term will automatically renew each November 4, beginning on November 4, 2016, for an additional 12-month term unless either party provides written notice of non-renewal; (2) reduced Mr. Chapman’s base salary, effective January 1, 2016, from $200,000 per year to $150,000 per year; (3) increased the monthly car allowance payable to Mr. Chapman from $500 per month to $1,000 per month; and (4) provided that EcoStim will reimburse Mr. Chapman up to $500.00 per month for payment of office rental in Longview, Texas.

The foregoing description is a summary of the First Amendment, does not purport to be complete and is qualified in its entirety by reference to the First Amendment, a copy of which is filed as Exhibit 10.1 hereto.

ITEM 6. EXHIBITS

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on November 26, 2013).

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2014).

10.1*	First Amendment to Employment Agreement, dated November 9, 2015, by and between EcoStim, Inc. and Bobby Chapman.

10.2	Eco-Stim Energy Solutions, Inc. 2015 Stock Incentive Plan (incorporated by reference to our Registration Statement on Form S-8 filed on September 23, 2015).

31.1*	Rule 13(a)-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13(a)-14(a) Certification of the Chief Financial Officer.

32.1**	Section 1350 Certification of the Chief Executive Officer.

32.2**	Section 1350 Certification of the Chief Financial Officer.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2015	ECO-STIM ENERGY SOLUTIONS, INC.

	By:	/s/ Jon Christopher Boswell
Jon Christopher Boswell
President and Chief Executive Officer

	By:	/s/ Alexander Nickolatos
Alexander Nickolatos
Chief Financial Officer and Assistant Secretary

