Form 10-K
period 2015-12-31
Eco-Stim Energy Solutions, Inc.
filed 2016-03-17
CIK 1135657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-36273

ECO-STIM ENERGY SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	31104	20-8203420
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification Number)

2930 W. Sam Houston Pkwy N., Suite 275, Houston TX	77043
(Address of principal executive offices)	(Zip Code)

281-531-7200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of that date, was $16,258,924. This aggregate value is computed at $5.50 per share, the last sale price of the common stock on June 30, 2015. All executive officers and directors of the registrant and all stockholders who owned 5 percent or more of the outstanding common stock at that time have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

The registrant had 13,576,139 shares of common stock outstanding at March 16, 2016.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the anticipated future results or financial condition expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include but are not limited to:

●	the cyclical nature of the oil and natural gas industry;

●	the potential for our oil-company customers to backward-integrate by starting their own well service operations;

●	the potential for excess capacity in the oil and natural gas service industry;

●	dependence on the spending and drilling activity by the onshore oil and natural gas industry;

●	competition within the oil and natural gas service industry;

●	concentration of our customer base and fulfillment of existing customer contracts;

●	our ability to maintain pricing and obtain contracts;

●	deterioration of the credit markets;

●	our ability to raise additional capital to fund future and committed capital expenditures;

●	increased vulnerability to adverse economic conditions due to indebtedness;

●	our limited operating history on which investors may evaluate our business and prospects;

●	our ability to obtain raw materials and specialized equipment;

●	technological developments or enhancements;

●	asset impairment and other charges;

●	our ability to identify, make and integrate acquisitions;

●	ACM Emerging Markets Master Fund I, L.P. (together with Albright Capital Management LLC, collectively “ACM”) and management control over stockholder voting;

●	loss of key executives;

●	the ability to employ skilled and qualified workers;

●	work stoppages and other labor matters;

●	hazards inherent to the oil and natural gas industry;

●	inadequacy of insurance coverage for certain losses or liabilities;

●	delays in obtaining required permits;

●	ability to import equipment or spare parts into Argentina on a timely basis;

●	regulations affecting the oil and natural gas industry;

●	legislation and regulatory initiatives relating to well stimulation;

●	future legislative and regulatory developments;

●	foreign currency exchange rate fluctuations;

●	effects of climate change;

●	volatility of economic conditions in Argentina;

●	market acceptance of turbine pressure pumping technology;

●	the profitability for our customers of shale oil and gas as commodity prices decrease;

●	risks of doing business in Argentina and the United States; and

●	costs and liabilities associated with environmental, occupational health and safety laws, including any changes in the interpretation or enforcement thereof.

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

Item 1. Business

Our Company

We are a technology-driven independent oilfield services company providing well stimulation, coiled tubing and field management services to the upstream oil and gas industry. We are focused on reducing the ecological impact and improving the economic performance of the well stimulation process. We have assembled proven technologies and processes that have the ability to (1) reduce the surface footprint, (2) reduce emissions, and (3) conserve fuel and water during the stimulation process. We will focus on bringing these technologies and processes to the most active shale resource basins outside of North America using our technology to differentiate our service offerings. Our management team has extensive international industry experience. Our first operation is in Argentina, home to the Vaca Muerta, the world’s third-largest shale resource basin as measured by technically recoverable reserves. We also intend to pursue other markets that meet our investment criteria, which may include Colombia and North America as well as other markets where we believe we can offer clear strategic advantages and achieve acceptable financial returns. We may also explore opportunistic acquisitions and/or joint ventures with established companies in target markets.

Our management team has extensive experience in operating well stimulation fleets, coiled tubing units and other downhole completion equipment, as well as providing “sweet spot” analysis in shale resource basins using geophysical predictive modeling combined with real-time feedback from down-hole diagnostic tools. We expect to leverage our management’s experience and historical local relationships in undersupplied markets to pursue profitable long-term contracts or to actively participate in the spot market. We expect to compete for business with a limited number of other service companies based on technical capability, quality of equipment, local experience and existing relationships rather than solely on price. We also believe that we benefit from our association with our largest investors, which are dedicated to the emerging markets and have many established relationships in countries in which we are currently operating and in countries in which we are evaluating opportunities.

2015 was our first full year of operations. Our first pressure pumping fleet commenced operations in the Neuquén province of Argentina in December 2014. This equipment consists of a conventional pressure pumping fleet and various pieces of complementary equipment. We began providing coiled tubing in February, 2015. Furthermore, we have successfully performed field management services for Yacimientos Petroliferos Fiscales S.A. (“YPF”) in Argentina and expect to continue expanding this service offering. These services, which we believe have improved our customers’ understanding of their unconventional reservoir performance, have enhanced our established local relationships while differentiating us from our pressure pumping competitors.

In line with our strategy to pursue technologies with ecological and economic benefits, we are in the process of deploying half of our 54,000 hydraulic horsepower (“HHP”) of the latest generation turbine powered pressure pumping units (“TPUs”) that we purchased in October 2014. Each of these TPUs consists of a high-pressure hydraulic pump, a turbine engine, a gearbox, electrical and hydraulic assemblies, and skids. The TPUs are compliant with the stringent Tier 4 emission standards of the U.S. Environmental Protection Agency (“EPA”) even when run on diesel fuel. We believe these TPUs provide numerous advantages over traditional diesel-powered pumping equipment, including: (1) the ability to operate on 100% natural gas; liquefied natural gas (“LNG”); compressed natural gas (“CNG”) or when necessary on diesel fuel; (2) significantly lower emissions; (3) a 50% smaller operating footprint; and (4) lower fuel and operating costs.

The TPUs were introduced to several North American unconventional shale resource basins in 2011 and established a proven track record with several large independent oil and gas companies, as well as at least one super-major oil and gas company. Using the TPUs and our recently acquired complementary equipment, we expect to assemble a full pressure pumping fleet at a significantly discounted capital cost to a conventional pressure pumping fleet. The complementary equipment consists of a proprietary control system, data vans and blenders. We expect the resulting TPU well stimulation fleet to generate attractive returns while demonstrating our operating capabilities to our prospective international customers.

Our Markets

The “shale revolution” has transformed the economics of oil and gas production in the U.S., reversing 40 years of declining crude oil production and dramatically increasing natural gas supply, a trend with far-reaching implications. The U.S.’s extraordinary success with unconventional resources has prompted many to consider whether other countries with similar unconventional resources could also attain commercial success in developing those resources.

According to the U.S. Energy Information Administration (“EIA”), approximately 80% of global shale resources lie outside the U.S. and more than half of the shale oil is concentrated in Russia, China, Argentina and Libya, while more than half of the shale gas outside the U.S. is concentrated in China, Argentina, Algeria, Canada and Mexico. As one of the top-five countries in the world with technically recoverable shale resources, we believe that Argentina is well-positioned to attract significant new investment in unconventional development. It is also our belief that Argentina represents the country most likely to replicate the success of North American shale basins utilizing proven advanced well stimulation techniques.

We believe the experience of North America during the last ten years provides a model for what is likely to occur in emerging unconventional shale basins such as Argentina. According to Baker Hughes Incorporated (“Baker Hughes”) and management estimates, the drilling rig count in the Eagle Ford shale increased from four rigs and one well stimulation fleet in 2008 to approximately 265 drilling rigs and 87 well stimulation fleets in 2012, a ratio of one well stimulation fleet to every three drilling rigs. The increase in unconventional drilling in the U.S. has had a dramatic impact on domestic oil and natural gas production and has positioned the U.S. to significantly reduce its dependence on foreign energy sources. In addition, efficiencies were developed in the drilling techniques which made the drilling rigs and drilling process more efficient, increased the need for well stimulation fleets and resulted in a significant increase in domestic oil and gas production. This increase in production in 2013, 2014 and 2015 resulted in an oversupply of oil and gas in the global markets which in turn significantly contributed to the dramatic fall in commodity prices. This decrease in commodity prices, particularly the price of oil, has significantly reduced drilling and completion activity in all of North American shale basins. For example, in March 2016, the Eagle Ford shale play in Texas had only 52 drilling rigs operating.

By comparison, we expect the combination of excellent, high-quality liquid-rich shale (comparable to the Eagle Ford in the U.S.), manageable logistics/costs, and improving regulatory framework from a supportive, motivated government to drive a similar increase in Argentina’s shale production. According to Baker Hughes, there were 107 drilling rigs operating in Argentina in April 2015. Based on announcements from several major drilling contractors, there are in excess of 20 shale capable drilling rigs which have arrived in Argentina over the last 18 months to participate in the development of shale resources. YPF has indicated that it is running 11 rigs in its Vaca Muerta field as of March 4, 2016. This is down from 17 rigs in 2015. We are projecting the shale drilling rig count in Argentina to increase in the coming years in a similar manner to the Eagle Ford play in Texas, albeit at a slower rate, thus implying a significant increase in the related demand for well stimulation equipment. In addition, in the Eagle Ford play, the number of days necessary to drill an unconventional horizontal well has been reduced from 100 days in 2007 to less than 10 days in 2016. This implies that more well stimulation crews may be required for each active drilling rig.

We believe that there are approximately five large unconventional well stimulation fleets currently in Argentina capable of completing large multi stage pressure-pumping jobs. If the experience in the Eagle Ford is indicative of what can be expected in Argentina, this would imply a significant increase in demand for the Company’s services in Argentina over the next several years.

Market Segmentation

We have been actively conducting well stimulation work in Argentina since December 2014. Based on our experience in the country, we believe the well stimulation market is segmented into three sub-markets consisting of the conventional, tight gas and unconventional segments. The conventional market consists of projects where the completion work can be addressed with 10,000 HHP or less; the tight gas market generally consists of projects requiring a minimum of 16,000 HHP; and the unconventional market generally requires a minimum of 22,000 HHP. For 2015, these sub-markets represent approximately 33%, 32% and 35%, respectively of the overall well stimulation market.

While our well stimulation work to date has primarily been focused on the conventional market, we have now taken delivery of 11,250 HHP of new pumping equipment. Further, in order to meet the requirements and participate in the bidding process on the rapidly growing unconventional activity, in the second quarter of 2016, we intend to bring in six TPU trailers, with each trailer having 4,500 HHP, representing 27,000 HHP. This equipment will be packaged together with our existing equipment and our new equipment when necessary to form a comprehensive unconventional spread with redundancy as required to minimize operational downtime. We intend to have approximately 50,000 HHP in Argentina by the end of the second quarter of 2016.

Our Services

Pressure Pumping

Our customers utilize our pressure pumping services to enhance the production of oil and natural gas from formations with low permeability, which restricts the natural flow of hydrocarbons. The technique of well stimulation consists of pumping a fluid into a cased well at sufficient pressure to create new channels in the rock, which can increase the extraction rates and the ultimate recovery of the hydrocarbons. Our equipment is contracted by oil and gas producers to provide this pressure-pumping service, which is referred to as a well stimulation fleet. We offer a state-of-the-art pumping fleet, including well-stimulation pumps, nitrogen pumping units and cranes, in both trailer-mounted and skid-mounted configurations. We expect to have the capability of providing a variety of pressure-pumping services, including work-over pumping, well injection, and wireline pump downs.

A portion of our pressure pumping equipment consists of our TPUs, which are powered by remanufactured turbine engines previously used in military applications. Each turbine engine generates approximately 4,000 horsepower and therefore when operating at 2,000 HHP, the engine is running at approximately 50% of its capacity. As a result, these turbine engines have a reputation for reliability and durability. They also weigh approximately 1,200 pounds (as compared to a typical reciprocating engine of comparable horsepower, which generally weighs approximately 12,000 pounds). The weight differential allows for better use of space on a trailer and more efficient operations. We believe the TPUs are more cost effective to operate and maintain than conventional diesel-powered equipment when run on natural gas. Prior field operations with our current TPUs have demonstrated compliance with emission standards for nitrogen oxides (“NOx”) and carbon monoxide under the EPA’s Tier 4 standards that regulate emissions from certain off-road diesel engines. Turbine engines also have significantly lower methane leakage compared to reciprocating engines.

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

Coiled Tubing

Our customers utilize our coiled tubing services to perform various functions associated with well-servicing operations and to facilitate completion of horizontal wells. Coiled tubing services involve the insertion of steel tubing into a well to convey materials and/or equipment to perform various applications as part of a new completion or the servicing of existing wells, including wellbore maintenance, nitrogen services, thru-tubing services, and formation stimulation using acid and other chemicals. Coiled tubing has become a preferred method of well completion, workover and maintenance projects due to speed, ability to handle heavy-duty jobs across a wide spectrum of pressure environments, safety and ability to perform services without having to shut-in a well. Our coiled tubing capabilities cover a wide range of applications for horizontal completion, work-over and well-maintenance projects.

Field Management

We recognize that energy companies are under intense pressure to increase reserves at reduced finding costs while simultaneously coming under heightened environmental scrutiny. We have taken steps to create an innovative methodology for reducing costs, improving efficiencies and increasing resource recovery rates, which incorporates geophysics, geology and geomechanical properties and various downhole diagnostics tools, including fiber optic acoustic and temperature measurements as well as downhole pressure gauges. Our suite of advanced but fully commercialized technologies can be combined to provide both highly efficient predictive models to our customers and downhole diagnostic measurements to confirm the accuracy of those predictions while providing a full suite of other information about well integrity, stimulation results, production flow properties and long term monitoring well production characteristics.

Our proprietary technologies are used to reduce the number of stages required to optimize production, which can result in a substantial reduction of the environmental footprint and costs of completing a well. Based on many predictive models executed in several North American shale basins, we believe that the best and most productive stages often occur in brittle and naturedly fracture rock formations (“micro-fracture swarms”). These micro-fracture swarms are too small to detect with 3D seismic, but their location can be inferred using a proven attribute analysis combined with core analysis and well diagnostic information. We believe that stimulation efforts in these areas tend to be more effective and frequently result in a better stimulation effort, which in turn produces more hydrocarbons. We also have the capability to monitor the cementing and stimulation operation and the ongoing production results in real time over the life of the well, measuring the type and quantity of inflow from each stimulation stage. This data allows our customers to confirm and refine the predictability of our Geo-Predict® technology and related field services. Once the Geo-Predict® technology and our services are demonstrated to be accurate and reliable in a given area, it then offers compelling opportunities to lower production costs while simultaneously reducing the environmental impact as a result of completing fewer, better targeted stages with less horsepower and less water. In cases where the fiber optic diagnostic system is permanently installed in a well, we believe the information provided allows for proactive management of the well’s performance over the life of the well, including the ability to actively shut off zones with unwanted water flow.

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

Bring best practices and established technologies to capitalize on growth opportunities in the development of international unconventional resource basins.

Our management team recognizes the importance of product and service differentiation and believes we have secured key technologies that will allow our service offerings to compete directly with larger and more established oilfield service companies currently operating in both the North American and international markets. These technologies include certain proprietary geophysical, geological and geomechanical predictive tools and specialized down-hole diagnostic tools, which we believe will ultimately allow for the targeting of “sweet spots.” We believe this targeting enables us to either reduce the number of stimulation stages executed in each well without sacrificing production or increase the production by optimizing the placement of the stages. In addition, we believe with proper real-time diagnostics data, we will be able to detect changes in strain and stress directly attributable to the well stimulation process thus allowing changes to the treatment as necessary on each stage.

We believe our Company is positioned for growth based on a sound business plan, responsible corporate governance, experienced personnel and growing demand for environmental protection during oil and gas production. We recognize that well stimulation now faces intense environmental scrutiny and we have taken steps to ensure that our operations offer the most environmentally friendly solutions available in the industry. These techniques combine a number of processes and technologies in a manner that allows for a significant reduction in emissions, water usage and horsepower, while optimizing the number and placement of stimulation stages. In many well completion operations, we believe the following tools or process enhancements will improve the overall economics:

●	Predictive geophysical tools, which allow for the identification of “sweet spots” and efficient stimulation stage placement and treatment;

●	Sliding sleeve-based perforating and well stimulation system (65% less HHP);

●	Temporary or permanent fiber optic recording system to measure the performance of each stage and well integrity and to track the stimulation process; and

●	Empirical diagnostic data gathered to improve and build confidence in the predictions (goal is fewer stages with same or better production).

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

In connection with these assessments, we believe that we benefit from our association with our largest investors, who are dedicated to Argentina and other emerging markets. We believe that they are incentivized to actively support our growth strategy and provide us with their extensive experience in pursuing successful investments in emerging markets.

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

We have assembled a suite of technologies and methodologies designed to generate the empirical data needed to ultimately reduce stages and improve the estimated ultimate recovery. This process starts with our proprietary Geo-Predict® software and interpretation tools, which quickly and cost effectively predicts both stimulation hazards and potential “sweet spots” using proven seismic processing and interpretation techniques as well as describing geological and geomechanical properties (step 1 in the diagram below). This enables the operator to assess the locations of zones in the formation where well stimulation is most likely to be effective, potentially reducing the number of stages that must be stimulated, and the associated cost. The wells are then stimulated according to the customer’s plan (step 2 in the diagram below). Our advanced fiber optic measurement tools or, if more applicable, standard production logging tools can then measure the accuracy of each prediction, by identifying stage-by-stage flow properties on a real-time basis (in the case of fiber optics) (step 3 in the diagram below). The final step in the process involves using the stage-by-stage flow-property data to update the predictive model generated using Geo-Predict® (steps 4 and 5 in the diagram below). After developing sufficient data in a new area, and correlating the best production zones to identifiable markers in the sub-surface model, our Geo-Iteration® process allows our customers to target with confidence those zones which consistently yield strong production results.

The following diagram depicts an overview of our technology platform.

Further, we have secured strategic arrangements with some of the stronger unconventional technology companies currently participating in the development of unconventional shale basins in North America. These include specialized “green” chemical fluid providers, down-hole fiber optic recording systems, specialized software and modeling techniques and down-hole sliding-sleeve completion tools. These technologies (both controlled by us and available to us through partnerships or alliances) allow us to present a broad consortium of products and services to our international customers. In addition, we can bring unique value through our TPUs referred to below.

Differentiated turbine-powered equipment.

Our TPUs have multiple benefits over conventional diesel-powered well stimulation equipment, including:

●	Greater fuel flexibility. Our TPUs can operate on field gas, LNG, CNG or diesel, whereas conventional fracturing equipment can generally operate on only diesel or a combination of diesel and natural gas. We believe our ability to operate our TPUs with various types of fuels, particularly natural gas, will provide significant value for our customers through, among other things, potential cost savings and ease of compliance with increasingly difficult emissions standards. Based on our extensive due diligence and field analysis, we believe that a gas-fired turbine powered pressure pumping crew operating in the U.S. market can save approximately $7 million per year in diesel fuel cost in situations where natural gas is purchased at market prices and diesel costs remain at their five year average of $3.50 per gallon. With lower prices for diesel as a result of the current oil price decline, the savings are reduced proportionately. In other situations, where natural gas is otherwise being flared, the annual potential savings are much greater. In the international markets where diesel fuel can be 2-3 times more expensive than in the U.S., we estimate that this equipment could potentially save a customer $10-12 million per year on fuel for a single pressure pumping fleet.

●	Lower emissions. Our TPUs, even when running on diesel fuel, produce lower emissions than conventional diesel-powered fracturing equipment and currently are 60% below the Tier 4 standards for NOx and carbon monoxide gas emissions. Also, the methane release from turbine powered engines is almost non-existent as compared to releases from even the best diesel or Bi-fuel engine. Finally, the opportunity to use field gas enables our customers to reduce their “flaring” of natural gas, a source of “greenhouse gas” (“GHG”) emissions and a waste of a valuable resource that is subject to increasing regulatory scrutiny in the U.S. and elsewhere.

●	Smaller footprint. Our TPUs are uniquely outfitted with twin triplex pumps capable of generating 4,500 total HHP from each trailer, whereas conventional configurations allow for only a single diesel-powered pump (1,800-2,500 total HHP) on a trailer, thus substantially reducing footprint.

●	Easier major engine repair or replacement. Because our turbine engines are much smaller and lighter than conventional diesel engines, we have the option to repair or replace turbine engines onsite, whereas a repair or replacement of a diesel engine generally requires transporting such engine to a repair shop. We have identified an Argentina based maintenance company to provide repair and maintenance services in country.

Highly experienced leadership team that have successfully built, operated, and sold other oilfield service companies.

Members of our executive leadership team bring an approximate average of 25 years of experience in the energy sector, and maintain long-standing relationships with many leading public and private exploration and production companies in the U.S. and in international markets.

Our management and operational team have extensive industry experience providing field management and well stimulation services to exploration and production companies in both international and domestic markets. We believe that we are well-staffed to execute our business plan in active shale and unconventional oil and natural gas basins located outside the U.S. We plan to utilize our strategic relationships to develop oilfield service business opportunities initially in Latin America, with a particular focus in Argentina, Mexico and Colombia. Members of our management team have been involved with establishing oil-service businesses (including geophysical, offshore drilling, and well-stimulation) in Algeria, Argentina, Australia, Brazil, Canada, China, Colombia, Egypt, Indonesia, Iraq, Kazakhstan, Malaysia, Mexico, Mozambique, Nigeria, Norway, Oman, Peru, Saudi Arabia, Turkey, UAE, the U.K. and the U.S.

Industry leading strategic partners with international experience.

We believe that we benefit from our association with our largest investors, who are dedicated to Argentina and other emerging markets, which currently have four representatives serving as members of our Board. Based on their ownership interests in us, we believe that our latest investors are incentivized to actively support our growth strategy and provide us with their extensive experience in pursuing successful investments in emerging markets.

Customers

Our customers consist primarily of international oil and gas exploration and production companies including national oil companies, local privately-held exploration and production companies and, on occasion, other service companies that have contractual obligations to provide well stimulation and completion services. Demand for our services depends primarily upon the capital spending of oil and gas companies and the level of drilling activity in international markets. To date, substantially all our revenue generated is attributable to a few customers, including YPF and several smaller local exploration and production companies.

Competition

We operate in a highly competitive environment. Our competitors include Schlumberger, Halliburton, Weatherford, Baker Hughes, Calfrac Well Services, San Antonio International and other oilfield service companies. We compete with these companies in our current markets. We believe that in the future we will face increased competition from these competitors as our Company and these competitors expand their operations. At this time, we believe that there are insufficient services being offered locally in Argentina to service a major unconventional field, but there can be no assurance that additional competitors will not enter markets served or proposed to be served by us. Most of the entities against which we compete, or may compete, are larger and have greater financial resources than our Company. No assurance can be given that increased competition will not have an adverse effect on our Company.

Suppliers and Raw Materials

We are acquiring well stimulation fleets from well-established manufacturers of such equipment in order to assure we operate reliable and high-performing fleets with the capability to meet the most demanding pressure and flow rate requirements in the field. We have purchased equipment from Stewart & Stevenson Manufacturing Technologies LLC, one of the most highly-regarded manufacturers of well stimulation equipment in the U.S., and a local Argentine manufacturer, which we believe to be currently the only significant manufacturer of such equipment in Argentina although other manufacturers have begun to establish operations in recent months. We have also purchased 12 trailers with 24 TPUs from a private company. This equipment was originally manufactured by Turbine Powered Technology, LLC located in Abbeville, Louisiana. This equipment has been thoroughly upgraded including new control systems to enhance performance as compared with prior operational capabilities.

We intend to purchase or lease well stimulation equipment to grow our business outside the U.S. as demand for our services in these markets increases. In addition, we have and may continue to pursue opportunities to acquire well stimulation and coiled tubing assets or businesses currently operating in the U.S., with the goal of eventually relocating such assets to faster-growing or higher-margin international markets. We believe that well stimulation and coiled tubing equipment may be available from time to time at favorable prices given the volatility of commodity prices in the U.S.

Environmental Regulation

Our operations and the operations of our customers are subject to increasingly stringent laws and regulations relating to importation and use of hazardous materials, radioactive materials and explosives and to environmental protection, including laws and regulations governing air emissions, well stimulation and pressure pumping, water use and discharges, wetlands or land use practices, waste management, and the release of hazardous substances into the environment. We incur, and expect to continue to incur, capital and operating costs to comply with environmental laws and regulations. The technical requirements of these laws and regulations are becoming increasingly complex, stringent and expensive to implement. In addition, these laws may provide for “strict liability” for remediation costs, damages to natural resources or threats to public health and safety. Strict liability can render a party liable for damages without regard to negligence or fault on the part of the party. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of orders enjoining some or all of our customers’ operations in affected areas.

Current or future legislation, regulations and enforcement initiatives may curtail production and demand for hydrocarbons such as oil and natural gas in areas of the world where our customers operate and thus adversely affect future demand for our services, which may in turn adversely affect future results of operations.

Well Stimulation

Many national, provincial, and local governments and agencies have adopted laws and regulations or are evaluating proposed legislation and regulations that are focused on the extraction of shale gas or oil using well stimulation, which is part of the well stimulation services we provide to our customers. Well stimulation is a treatment routinely performed on oil and gas wells in low-permeability reservoirs. Specially engineered fluids are pumped at high pressure and rate into the reservoir interval to be treated, causing cracks in the target formation. Proppant, such as sand of a particular size, is mixed with the treatment fluid to keep the cracks open when the treatment is complete. In response to concerns related to potential impacts to the environment and natural resources from well stimulation, governmental authorities have issued new rules and regulations governing the practice, and are also pursuing studies related to its potential effects. Also, some national, state, and local governments have adopted bans or other measures restricting well stimulation activities. For example, the Province of Neuquén in Argentina, where we operate, has approved a set of rules regarding the extraction of shale oil and gas. These rules require, amongst other things, that operators performing well stimulation obtain permits prior to commencing drilling activities and file reports with the provincial government regarding the chemicals used in the well stimulation process and an analysis of the flowback water returning to the surface. In certain regions, the indigenous people have voiced their opposition to the increased shale development although to date these protests have been peaceful and have yet to disrupt activity in a meaningful way. In addition, several other provinces and local governments have voted to ban well stimulation within their borders, and some groups continue to advocate for a national ban on well stimulation in Argentina.

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

Climate Change

International, national, and state governments and agencies are currently evaluating and promulgating legislation and regulations that are focused on restricting emissions commonly referred to as GHG emissions in response to concerns that GHGs contribute to climate change. For example, in the U.S., the EPA has taken steps to regulate GHGs as pollutants under the federal Clean Air Act. The EPA’s “Mandatory Reporting of Greenhouse Gases” rule established in 2010 provided a comprehensive national scheme of regulations that require monitoring and reporting of GHG emissions, including emissions from the oil and gas industry. The U.S. has also taken steps to regulate emissions of methane from the oil and natural gas sector. The Company believes its TPU’s emit significantly less methane than the more commonly used diesel engines and therefore as regulations tighten, these TPU’s will provide a low cost competitive advantage.

International developments focused on restricting the emission of carbon dioxide and other gases include the Paris and the Copenhagen Accords (the latter is an internationally-applied protocol which has been ratified by several countries in Latin America and is a continuation of the Kyoto Protocol) and the European Union’s Emission Trading System. Argentina, Brazil, and Mexico have all committed to reducing GHG emissions, either through the deployment of renewable energy sources or through the use of a cap and trade program. Such programs place a cap on GHG emissions at certain sources and require those sources to purchase allowances for emissions above their cap. In addition, in October 2015, Argentina announced an unconditional target to reduce GHG emissions including those emissions resulting from land use, land use change and forestry activities, by 15% below current emissions by 2030. The adoption of legislation or regulatory programs to reduce emissions of GHGs could require us or our customers to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. In addition, current or future legislation, regulations and developments may curtail production and demand for hydrocarbons such as oil and natural gas in areas of the world where our customers operate and thus adversely affect future demand for our services, which may in turn adversely affect future results of operations.

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

Employees

As of December 31, 2015, we have 84 employees, 79 of which are full-time employees, and 5 consultants.

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

Recent Developments

Equity Offering

On February 19, 2015, the Company sold 1,051,376 shares of common stock at a price of $5.75 per share for gross proceeds to the Company of $6,045,412. The Company used a portion of the net proceeds from the offering to finance capital expenditures, for working capital and for general corporate purposes and expects to use the remainder of the proceeds for additional capital expenditures and working capital.

On July 15, 2015, the Company sold 6,164,690 shares of common stock at a price of $4.75 per share for gross proceeds to the Company of $29,282,278. The Company used the net proceeds from the offering to finance capital expenditures, fund working capital and for general corporate purposes.

Corporate History

Vision Global Solutions, Inc. (“Vision”) was formed as a Nevada corporation on January 7, 2005. On December 11, 2013, Vision acquired FracRock International, Inc., a privately held Delaware corporation (“FRI”), which resulted in a change of control of the Company. Pursuant to that certain Agreement and Plan of Reorganization dated as of September 18, 2013, by and among Vision, FRI Merger Sub, Inc., a newly formed wholly owned Delaware subsidiary of Eco-Stim (“MergerCo”), and FRI, MergerCo merged with and into FRI, with FRI surviving the merger as a wholly owned subsidiary of the Company, which was re-named Eco-Stim Energy Solutions, Inc. (the “Merger”). On May 5, 2014, FRI merged with and into Eco-Stim, with Eco-Stim surviving the Merger.

Frac Rock International, Inc., a predecessor of our Company, was incorporated as a British Virgin Island company (“FRIBVI”) on December 30, 2011. On October 4, 2013, FRIBVI merged with and into FRI pursuant to an Amended and Restated Agreement and Plan of Merger.

Corporate Information

We are a Nevada corporation. Our principal executive offices are located at 2930 W. Sam Houston Pkwy N., Suite 275 Houston, Texas 77043, and our main telephone number at that address is (281) 531-7200. Our website is available at www.ecostim-es.com. Information contained on or available through our website is not part of or incorporated by reference into this Form 10-K or any other report we may file with the Securities and Exchange Commission (the “SEC”).

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

Longer laterals have resulted in operators increasing the number of stages per well, which has enhanced production rates while improving well economics. The total number of stages performed has steadily risen in recent years. However beginning in late 2014, as a result of the significant decline in drilling activity resulting from the low commodity prices, the number of well completions and stages has declined significantly resulting in an excess supply of equipment and service providers in the U.S. and Canada.

According to the EIA, approximately 80% of global shale resources lie outside the U.S. and more than half of the oil shale is concentrated in Russia, China, Argentina and Libya, while more than half of the shale gas outside the U.S. is concentrated in China, Argentina, Algeria, Canada and Mexico as illustrated in the following exhibit:

Selected Estimated Technically Recoverable Shale Oil and Shale Gas Resources

Source: EIA

Shale development activity has progressed at a modest pace in many international regions due to several critical factors, including relatively poorly understood geology, prohibitive well costs, lack of government incentives and pipeline infrastructure, and various other environmental and social considerations. Given the variation across the world’s shale in both geology and above-ground conditions, the extent to which global resources will prove to be economically recoverable is not clear. The market impact of shale resources outside the U.S. will depend on each country’s respective geology, infrastructure and other local factors.

According to the EIA, Argentina ranks in the top tier of unconventional shale opportunities outside of the U.S.

Size of Potential Resources

Source: EIA

Though many locations around the world that have both a wealth of unconventional resources and regimes that support investment, actual unconventional activity varies widely. We believe significant commercial success outside the North American market has only been achieved in Argentina and China.

Of those countries with substantial shale potential, Argentina’s improving regulatory framework and favorable geological fundamentals has shown the most significant promise. In a recent report, the EIA/Advanced Resources International, Inc. listed Argentina as possessing the world’s third-largest shale potential, with technically recoverable resources of 27 billion barrels of oil equivalent of shale oil and 802 trillion cubic feet of shale natural gas. Despite the challenging macro-political situation of the country, the attractiveness of below-ground fundamentals has been enough to spark a wave of investments. More specifically, the high-quality liquids-rich Vaca Muerta in the Neuquén Basin has been identified as one of the most promising areas in Argentina’s shale formations in terms of both size and hydrocarbon quality, including areas that are more “oily,” thus presenting better economics. By itself, Vaca Muerta represents approximately 40% of the country’s total estimated shale gas resources and approximately 60% of its total estimated shale oil.

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

The support for the development of Argentina’s resource basins is now considered of national interest. Since 2009, Argentina has begun to import energy from outside the country. The need to purchase energy from outside the country has continued to accelerate for the past five years culminating with an import of over 32.5 million cubic meters per day of natural gas and LNG by 2014, according to a Platts report dated December 3, 2014. This situation has created a significant trade imbalance and has put pressure on the local currency as Argentina’s dollar reserves have dwindled significantly over the past few years. We believe this situation is unsustainable and will further support the development of the Vaca Muerta shale resource as well as other resource basins in the country.

With production falling significantly and imports increasing over the last five years, the Argentine government has committed to developing its unconventional resources by offering attractive investment incentives to the energy sector. For example, Argentina initiated a new oil and gas promotion regime in 2013 that includes exemptions from the export tax for up to 20% of production after five years from the start of each project with a total five-year investment over $1 billion. In October 2014, the government passed a new hydrocarbon law which reduced the minimum five-year investment to $250 million. In addition, the maximum royalty due to the provincial government was capped at 12% while the holding period for concessions was extended to as much as 35 years. Lastly, according to YPF, the new petroleum law sets the price of new natural gas production at $7.50 per mmbtu and $67.50 per barrel for light sweet crude while setting the price for heavy oil at $34 per barrel. The government has also passed laws to eliminate the customs duties on drilling equipment under certain circumstances, which we believe is an effort to reduce obstacles to the development of the shale resources in the country.

One of the more significant developments recently is the industry shift that started in late 2015 from vertical unconventional wells to horizontal unconventional wells as operators have concluded that horizontal wells tend to produce significantly better than vertical wells. In 2015, the industry began to see cost reductions through more efficient operations. In this early phase of horizontal well development, understanding of the Vaca Muerta formation requires a focus on appropriate shale play analogues such as the Eagle Ford play in the U.S. As new data becomes available, close work between the different disciplines is critical. Technological integration, as well as an understanding of local variability within an area of interest, will play a key role in the identification of the sweet spots and the cost-efficient de-risking of the play. Technologies to better understand the reservoir characteristics, rock properties, strains and stresses within the formation as well as helping to identify optimal well placement, depth, orientation and high probability production zones will be critical to reducing costs and improving recovery rates.

Recent Industry Trends

We believe the following principal trends are positively correlated to increasing demand for our services while facilitating implementation of our business strategy:

Ongoing, sustained development of existing and emerging unconventional resource basins.

We believe the continued development of unconventional resource basins will be in the national interest of the countries in which those basins are located. We expect the long-term capital for their development will be provided in part by the participation of large exploration and production companies that have made, and continue to make, significant capital commitments through joint ventures and direct investments in North American and international unconventional basins. In particular, nationally owned oil and gas companies are focused on growing oil and gas production in the local communities in which they operate. We believe that these companies are less likely to materially alter their drilling programs in response to short-term commodity price fluctuations given their focus on national interests in securing long-term supplies of oil and gas.

Increased focus on international development of unconventional resources.

Unconventional resources, specifically shale gas, tight gas, shale oil and tight oil, have revolutionized the energy landscape in North America and made a significant impact on global commodity prices, using new technologies such as horizontal drilling and well stimulation to access previously unavailable resources. Oil and natural gas companies have begun to apply the knowledge gained through the extensive development of unconventional resource basins in North America to international resource basins, including in Latin America. With an improving regulatory framework and favorable geological fundamentals, we believe Argentina is well-positioned to exploit its oil and natural gas resources. Chevron Corp., Royal Dutch Shell Plc, Dow Chemical, Total S.A., ExxonMobil Corporation and YPF among others have announced development plans in the region, including joint ventures with several billion dollars in commitments. For example, between 2011 and 2014, YPF has increased the number of drilling rigs in use from 25 to 74 while their upstream spending has increased from $2.2 billion to $6.1 billion during the same time frame. In 2015, capital expenditures for YPF was relatively flat with 2014 levels and based on recent public communication, spending in 2016 is expected to be reduced by 20-25%. Further, most of the 2016 capital expenditure reduction is concentrated in conventional wells producing heavy crude which is exported outside of Argentina at international prices. With the low international prices, many of these reservoirs are not economic to produce. Further, because of the shift from vertical wells to horizontal wells, the rig count has been reduced from a peak of 112 drilling rigs in July 2015 to approximately 62 drilling rigs in February 2016. Many of those rig shut downs occurred in the Southern provinces of Argentina where oil is exported as mentioned above; however, many of the rigs previously drilling vertical wells do not have the capability to drill horizontal wells and therefore they have been stacked until activity resumes. Lastly, YPF indicated that they are utilizing 11 drilling rigs in the Vaca Muerta as compared to 17 rigs in 2015. Despite the reduction in drilling rigs, the horizontal wells typical are completed with more than 3 times the number of completion stages as compared with the vertical wells and therefore even though fewer wells will be drilled, the overall number of completion stages are expected to increase in 2016 as compared to 2015.

Constrained supply of well stimulation fleets in emerging markets.

While North America holds an estimated 10% of worldwide shale reserves, it has about 69% of global pressure pumping capacity. The supply of well stimulation fleets, proppants, replacement and repair parts and other products has not kept up with the increased demand in many emerging international shale basins where horizontal drilling is expanding. Many established service companies lack a local presence in emerging markets, while some local service companies lack the requisite expertise. As a result, we believe there are insufficient oilfield services presently being offered on the necessary scale in Argentina and other emerging markets to meet anticipated growth in drilling activities, considering the vast unconventional resource potential that exists.

Increasing awareness for more efficient and economical solutions to develop shale resources.

Well stimulation now faces intense environmental scrutiny, particularly in international markets, that may require well stimulation operations to offer certain ecological protection during oil and gas production. As a result, there has been enhanced interest in technologies allowing for the use of natural gas as fuel, a significant reduction in surface footprint of operations, and overall reduction in the use of fuel, water and horsepower, while optimizing the number and placement of stages.

Item 1A. Risk Factors

An investment in our common stock involves a number of risks. You should carefully consider the risks described in “Risk Factors,” in addition to the other information contained in this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before investing in our common stock. These risks could materially affect our business, financial condition and results of operations, and cause the trading price of our common stock to decline. You could lose part or all of your investment. You should bear in mind, in reviewing this Form 10-K, that past experience is no indication of future performance. You should read the section titled “Cautionary Statements Regarding Forward-Looking Statements” for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this Form 10-K.

Risks Related to Our Business

We have limited operating history and only minimum revenues.

We have a limited operating history and, accordingly, we are subject to substantial risks inherent in the commencement of a new business enterprise. We are a technology-driven independent oilfield service company providing well stimulation, coiled tubing and field management services to the upstream oil and gas industry with a focus on improving the ecological and economic aspects of the process. Our primary focus will be on the most active shale and unconventional oil and natural gas basins outside the U.S., and we have commenced operations in Argentina. To date, we have only generated minimal revenue from our consulting and field management operations. There can be no assurance that we will be able to successfully generate additional revenues, or attain operating profitability. Additionally, we have a very limited business history that investors can analyze to aid them in making an informed judgment as to the merits of an investment in our Company. Any investment in our Company should be considered a high-risk investment because the investor will be placing funds at risk in our Company with unforeseen costs, expenses, competition, and other problems to which new ventures are often subjected. Investors should not invest in our Company unless they can afford to lose their entire investment. As we are early in the revenue-generation process, our prospects must be considered in light of the risks, expenses, and difficulties encountered in establishing a new business in a highly competitive industry.

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

We have substantial future capital requirements, including the need to fund growth through acquisition of additional equipment and assets, working capital and capital expenditures and debt service obligations. Since December 2013, our operation and growth has been funded primarily by proceeds from various equity and debt offerings and more recently by cash flows from operations. Our ability to fund future operations and our planned and committed 2016 capital expenditures will depend upon our future operating performance and, more broadly, on the availability of equity and debt financing. The availability of financing will be affected by prevailing economic conditions, market conditions in the exploration and production industry and financial, business and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flows or to obtain additional capital on favorable terms or at all, we may be unable to continue growing our business or to sustain or increase our current level of profitability. Our inability to grow our business may adversely impact our ability to sustain or improve our profits. Moreover, if we cannot generate sufficient cash flows or otherwise secure sufficient liquidity to support our capital requirements, we may not be able to meet our payment obligations, which could have a material adverse effect on our results of operations or liquidity.

We may not be able to fulfill, renew or replace our existing agreements on attractive terms or at all, which could adversely impact our results of operations, financial condition and cash flows.

We can provide no assurance that we will be able to successfully fulfill, renew or replace our existing agreements with new agreements on or prior to their expiration on terms satisfactory to us or the operator or that we will be able to continue to provide services under those existing agreements without service interruption. We are dependent on entering into additional service agreements to grow our business. If we are not able to either renew or enter into additional service agreements, our results of operations, financial condition and cash flows could be adversely impacted.

We may be unable to maintain pricing on our core services.

Pressures stemming from fluctuating market conditions and oil and natural gas prices are making it increasingly difficult to maintain the pricing on our core services during the last quarter of 2015. We have faced, and will likely continue to face, pricing pressure from the competitors during 2016. If we are unable to maintain pricing on our core services, our financial results will be negatively impacted.

The activity level of our customers, spending for our products and services, and payment patterns may be impacted by low commodity prices and any deterioration in the credit markets.

Many of our potential customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. Beginning in late 2014 and continuing throughout 2015, there was a significant decline in the international prices of oil and gas, resulting in reduced cash flow from our customers’ operations and a severe reduction in their access to the equity and credit markets. We expect these effects of low prices will continue to be felt through at least the first half of 2016. Additionally, during 2015 many of our potential customers’ equity values substantially declined. The combination of a reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in a significant reduction in our potential customers’ spending for our products and services.

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

In addition to the foregoing, because YPF is controlled by the Argentine state, its capital spending and other policies may be subject to political influence, particularly from the Secretary of Energy. For example, we believe the recent departure of YPF’s chief executive officer, may be related to the appointment of a new Secretary of Energy.

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

We may have difficulty managing growth in our business, which could adversely affect our financial condition and results of operations.

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

We and ACM Emerging Markets Master Fund I, L.P. are parties to a Convertible Note Facility Agreement dated as of May 28, 2015, (the “Note Agreement”). The Note Agreement contains restrictive covenants. These covenants include, but are not limited to, requirements to reserve shares issuable for payment of the outstanding balance on the convertible note, maintain specific account balances, and comply with the operating budget. Additionally, the covenants include, but are not limited to, restrictions on incurring certain types of additional debt, engaging in transactions with affiliates, selling assets, making unapproved capital expenditures and entering into certain lease agreements.

A breach of any of these covenants could result in a default under our note facility. Upon the occurrence of an event of default under our convertible note facility, ACM may accelerate payment under the Note Agreement in accordance with its terms. If we were unable to repay those amounts, ACM could proceed against the collateral granted to them to secure that indebtedness.

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

The markets in which we operate are highly competitive and have relatively few barriers to entry, and the competitive environment has intensified as recent mergers among exploration and production companies have reduced the number of available customers. The principal competitive factors in the markets in which we operate are product and service quality and availability, responsiveness, experience, technology, equipment quality, reputation for safety and price. We compete with large national and multi-national companies that have longer operating histories, greater financial, technical and other resources and greater name recognition than we do. Our initial well stimulation fleet currently does not have sufficient HHP to enable us to participate in unconventional jobs as well as larger well stimulation jobs. See Part I – Item 1 – “Business—Market Segmentation.”

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

Mr. Bjarte Bruheim, the chairman of the Board, is also a member of the board of directors of other companies. Mr. Bruheim allocates his time between the affairs of Eco-Stim and the affairs of these other companies. This situation presents the potential for a conflict of interest for Mr. Bruheim in determining the respective percentages of his time to be devoted to the affairs of Eco-Stim and the affairs of others. In addition, if the affairs of these other companies require him to devote more substantial amounts of his time to the affairs of the other companies in the future, it could limit his ability to devote sufficient time to our affairs and could have a negative impact on our business.

Unexpected equipment malfunctions, catastrophic events and scheduled maintenance may lead to decreased revenue and reduce our cash flows.

Our performance is primarily dependent upon the efficient and uninterrupted operation of our sole pressure pumping fleet, which commenced operation in Argentina in December 2014, and our sole coiled tubing equipment, which commenced operation in Argentina in February 2015. If our operation of such core equipment experiences unanticipated disruption due to an accident, mechanical failure or other unforeseen event such as a fire, explosion, violent weather conditions or unexpected operational difficulties, or if we have to schedule a temporary shutdown to perform maintenance on any of our core equipment, our ability to provide timely services to our customers could be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, in March and April 2015, our coiled tubing equipment experienced downtime as a result of maintenance and operational start-up issues.

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

The market for our services and products is characterized by continual technological developments to provide better and more reliable performance and services. If we are not able to design, develop and produce commercially competitive products and to implement commercially competitive services in a timely manner in response to changes in technology, our business and revenues could be materially and adversely affected and the value of our intellectual property may be reduced. Likewise, if our proprietary technologies, equipment and facilities, or work processes become obsolete, we may no longer be competitive, and our business and revenues could be materially and adversely affected.

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

The petroleum and oil-service industries in Argentina, where we operate, and other countries are unionized, and it is likely that we may experience work stoppages or other labor disruptions from time to time. As of December 31, 2015, approximately 85% of our Argentine employees were represented by unions and they are working under the conditions stated in their collective bargaining agreements. No assurance can be given that the collective bargaining agreements will be successfully extended or renegotiated as they expire from time to time. If any collective bargaining agreement is not extended or renegotiated, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage or interruption, we could experience a significant disruption of, or inefficiencies in, our operations or incur higher labor costs, which could have a material adverse impact on our combined results of operations and financial condition by disrupting our ability to perform well stimulation or pressure pumping and other services for the customers under our service contracts. Moreover, unionization efforts have been made from time to time within the industry, with varying degrees of success. Any such unionization could increase our costs or limit our flexibility.

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

Substantially all of our initial operations and customers are located in Argentina, and, as a result, our business is to a large extent dependent upon economic conditions prevailing in Argentina. The Argentine economy has experienced significant volatility in past decades, including numerous periods of low or negative growth and high and variable levels of inflation and devaluation. Argentina’s gross domestic product grew at an average annual real rate of approximately 0.8% in 2012, recovering to 2.9% in 2013. For 2014, the National Statistics Institute (Instituto Nacional de Estadística y Censos, or INDEC), which is the only institution in Argentina with the statutory power to produce official nationwide statistics, has reported a 0.5% growth in real gross domestic product. GDP growth rated recovered to 2.3% in July 2015, the most recent period for which INDEC has published data. No assurances can be given that the rate of growth experienced over past years will be achieved in subsequent years or that the economy will not contract. If economic conditions in Argentina were to slow, or contract, or if the Argentine government’s measures to attract or retain foreign investment and international financing in the future are unsuccessful, such developments could adversely affect Argentina’s economic growth and in turn affect our financial condition and results of operations.

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

In recent years, Argentina has confronted inflationary pressure. According to inflation data published by INDEC, from 2010 to 2014, the Argentine consumer price index increased 10.9%, 9.5%, 10.8%, 10.9% and 23.9%, respectively; the wholesale price index increased 14.5%, 12.7%, 13.1%, 14.8% and 28.3%, respectively. According to INDEC, inflation was 29.60% as of January, 2016, the most recent month for which it has published data. However, certain private sector analysts usually quoted by the government opposition, based on methodologies being questioned by the Argentine government on the basis of the lack of technical support, believe that actual inflation is significantly higher than that reflected in INDEC reports. Increased rates of inflation in Argentina could increase our cost of operation, and may negatively impact our results of operations and financial condition. There can be no assurance that inflation rates will not be higher in the future.

In addition, Argentina’s economy is vulnerable to adverse developments affecting its principal trading partners. A significant decline in the economic growth of any of Argentina’s major trading partners, such as Brazil, China or the U.S., could have a material adverse impact on Argentina’s balance of trade and adversely affect Argentina’s economic growth and may consequently adversely affect our financial condition and results of operations.

In 2005, Argentina restructured a substantial portion of its bond indebtedness and settled all of its debt with the International Monetary Fund. Additionally, in June 2010, Argentina completed the renegotiation of approximately 67% of defaulted bonds that were not swapped in 2005. As a result of the 2005 and 2010 debt swaps, approximately 91% of the country’s bond indebtedness on which Argentina defaulted in 2002 has now been restructured. However, certain “holdout” creditors did not agree to the restructuring, and commenced litigation in the U.S. in an effort to prevent payment under the terms of the restructuring.

On November 21, 2012, the United States District Court for the Southern District of New York entered an injunction preventing Argentina from making payments on the restructured bonds, and ordered Argentina to make a deposit of USD $1,330 million related to the claims of the holdout creditors, which order was appealed by the country. Argentina’s appeal was denied by the Second Circuit Court of Appeals, and on June 16, 2014 the Supreme Court of the United States refused to hear Argentina’s appeal from that denial. As a result, Argentina has run the risk of defaulting on its restructured debt.

In November, 2015, Argentina elected a new President, Mauricio Macri, on a platform that included making renewed efforts to settle with the “holdout” creditors. On December 10, 2015, Mr. Macri was sworn in as Argentina’s new President. On February 29, 2016, the Macri government reached an agreement to pay $4.65 billion to settle the claims with creditors, subject to a few conditions including the passage of enabling legislation in Argentina.

The Argentine Peso has been subject to significant devaluation in the past and may be subject to significant fluctuations in the future, consequently affecting our financial condition and results of operations (see additionally Part I – Item 1A. Risk Factors – “We may be exposed to fluctuations in foreign exchange rates.”). President Macri moved quickly in December 2015 after taking office to lift currency controls. This was effective at removing the large spread that previously existed between the so-called “blue market” rate of approximately 14 to 1 and the official exchange rate of 9 to 1. Since currency controls were repealed, the Argentine Peso has traded between 13.5 and 15.7 and we believe is currently reasonably stable.

Moreover, this move was accompanied by a liberalization of capital controls, which we expect to improve the investment climate in Argentina by making it easier for our Company and our customers to repatriate future earnings in Argentina.

The Argentinian government has fixed oil and gas prices for domestic producers. Any decrease or removal of the fixed price could result in a corresponding reduction in our customers’ drilling activities, which could adversely impact our results of operations, financial condition and cash flows.

For 2016, the new Argentinian government has fixed the price of new natural gas production at $7.50 per mmbtu and $67.50 per barrel for light sweet crude while setting the price for heavy oil at $34 per barrel. We have no assurance that the government will not lower these fixed prices in the future or remove them altogether. If the fixed prices were reduced or removed, our customers may drill less, which could have a corresponding effect on the demand for our products or services.

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

Any of these factors may adversely affect our financial condition and results of operation.

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

In the past, Argentina imposed exchange controls and transfer restrictions substantially limiting the ability of companies to retain foreign currency or make payments abroad. Although the Macri government lifted exchange controls and liberalized capital controls as described above, there can be no assurances regarding future modifications to exchange and capital controls. Exchange and capital controls could adversely affect our financial condition or results of operations and our ability to meet our foreign currency obligations and execute our financing plans.

Operating internationally subjects us to significant risks and regulations inherent in operating in foreign countries.

We plan to conduct operations in a number of countries. Our international operations will be subject to a number of risks inherent to any business operating in foreign countries, and especially those with emerging markets, including the following risks, among others:

●	government instability, which can cause investment in capital projects by our potential clients to be withdrawn or delayed, reducing or eliminating the viability of some markets for our services;

●	potential expropriation, seizure, nationalization or detention of assets, such as the nationalization of Repsol S.A.’s interest in YPF;

●	difficulty in repatriating foreign currency received in excess of local currency requirements;

●	foreign currency exchange rate fluctuations, import/export tariffs and quotas;

●	civil uprisings, riots and war, which can make it unsafe to continue operations, adversely affect both budgets and schedules and expose us to losses;

●	availability of suitable personnel and equipment, which can be affected by government policy, or changes in policy that limit the importation of qualified crewmembers or specialized equipment in areas where local resources are insufficient;

●	decrees, laws, regulations, interpretation and court decisions under legal systems, which are not always fully developed and which may be retroactively applied and cause us to incur unanticipated and/or unrecoverable costs as well as delays which may result in real or opportunity costs; and

●	terrorist attacks, including kidnappings of our personnel.

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

We and our foreign subsidiaries from time to time will hold foreign currencies. Exchange rate fluctuations will subject us to currency risk as well as to other risks sometimes associated with international operations. In the future, we could experience fluctuations in financial results from our operations outside the U.S., and there can be no assurance that payments received in foreign currencies can be repatriated to the U.S. or that we will be able, contractually or otherwise, to reduce the currency risks associated with our international operations.

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

The industry in which we compete is highly competitive, and most of our potential competitors will have greater financial resources than we do. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain current revenue and cash flows could be adversely affected by the activities of our competitors and our customers. If our competitors substantially increase the resources they devote to the development and marketing of competitive services or substantially decrease the prices at which they offer their services, we may be unable to compete effectively. Some of these competitors may expand or construct newer, more powerful or more flexible well stimulation fleets that would create additional competition for us. Furthermore, recent reduction in drilling activity in markets such as North America may drive other oilfield services companies to relocate their equipment to the regions in which we operate or intend to operate. Such increase in supply relative to demand could negatively impact pricing and utilization of our services. All of these competitive pressures could have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that additional competitors will not enter markets served or proposed to be served by us, that we will be able to compete successfully, or that we will have adequate funds to compete.

Because the oil and natural gas industry is cyclical, our operating results may fluctuate.

Oil and natural gas prices are volatile. Fluctuations in such prices may result in a decrease in the expenditure levels of oil and natural gas companies, which in turn may adversely affect us. For example, the substantial and extended decrease in commodity prices which started in 2014 and has continued through today has severely reduced most of our customer’s profitability, particularly those with activities outside of Argentina. This situation may continue or worsen and could adversely affect our business, financial condition and results of operations.

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

The prices for oil and natural gas have historically been volatile and can be affected by a variety of factors, including:

●	worldwide and regional economic conditions impacting the global supply and demand for oil, natural gas and natural gas liquids;

●	the price and quantity of foreign imports;

●	political and economic conditions in or affecting other producing areas, including the Middle East, Africa, South America and Russia;

●	the ability of members of the Organization of the Petroleum Exporting Countries to agree to and maintain oil price and production controls;

●	the level of global exploration and production activity;

●	the level of global inventories;

●	prevailing prices on local price indexes in the areas in which we operate;

●	the proximity, capacity, cost and availability of gathering and transportation facilities;

●	localized and global supply and demand fundamentals and transportation availability;

●	the cost of exploring for, developing, producing and transporting reserves;

●	weather conditions and other natural disasters;

●	technological advances affecting energy consumption;

●	the price and availability of alternative fuels;

●	expectations about future commodity prices; and

●	domestic, local and foreign governmental regulation and taxes.

The oil and gas industry has historically experienced periodic downturns, which have been characterized by diminished demand for oilfield services and downward pressure on the prices we charge. The prices of crude oil, domestic natural gas and NGLs have declined substantially since June 2014. The price of West Texas Intermediate crude oil has decreased from over $100.00 per barrel in the middle of June 2014 to below $30.00 per barrel in January and February 2016. In recent months, Henry Hub spot prices for natural gas declined below $1.80 per Mcf in December 2015 compared to more than $4.40 per Mcf in January 2014. The current downturn in the oil and gas industry has resulted in a reduction in demand for oilfield services and could adversely affect our financial condition, results of operations and cash flows.

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

Because of the long-life nature of oilfield service equipment and the lag between when a decision to build additional equipment is made and when the equipment is placed into service, the inventory of oilfield service equipment in the industry does not always correlate with the level of demand for service equipment.

Current and potential legislative, regulatory and enforcement initiatives could materially increase our operating costs and/or adversely affect our competitive position.

Our operations and the operations of our customers are subject to increasingly stringent laws and regulations relating to importation and use of hazardous materials, radioactive materials and explosives and to environmental protection, including laws and regulations governing air emissions, well stimulation and pressure pumping, water use and discharges, wetlands or land use practices, waste management, and the release of hazardous substances into the environment. We incur, and expect to continue to incur, capital and operating costs to comply with environmental laws and regulations. The technical requirements of these laws and regulations are becoming increasingly complex, stringent and expensive to implement. In addition, these laws may provide for “strict liability” for remediation costs, damages to natural resources or threats to public health and safety. Strict liability can render a party liable for damages without regard to negligence or fault on the part of the party. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of orders enjoining some or all of our or our customers’ operations in affected areas.

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

Many national, provincial, and local governments and agencies have adopted laws and regulations or are evaluating proposed legislation and regulations that are focused on the extraction of shale gas or oil using well stimulation, which is part of the overall services we provide to our customers. Well stimulation is a treatment routinely performed on oil and gas wells in low-permeability reservoirs. Specially engineered fluids are pumped at high pressure and rate into the reservoir interval to be treated, causing cracks in the target formation. Proppant, such as sand of a particular size, is mixed with the treatment fluid to keep the cracks open when the treatment is complete. In response to concerns related to potential impacts to the environment and natural resources from well stimulation, governmental authorities have issued new rules and regulations governing the practice, and are also pursuing studies related to its potential effects. Also, some national, state, and local governments have adopted bans or other measures restricting well stimulation activities. For example, the Province of Neuquén in Argentina, where we operate, has approved a set of rules regarding the extraction of shale oil and gas. These rules require, amongst other things, that operators performing well stimulation obtain permits prior to commencing drilling activities and file reports with the provincial government regarding the chemicals used in the well stimulation process and an analysis of the flowback water returning to the surface. In certain regions, the indigenous people have voiced their opposition to the increased shale development although to date these protests have been peaceful and have yet to disrupt activity in a meaningful way. In addition, several other provinces and local governments have voted to ban well stimulation within their borders, and some groups continue to advocate for a national ban on well stimulation in Argentina.

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

International, national, and state governments and agencies are currently evaluating and promulgating legislation and regulations that are focused on restricting emissions commonly referred to as GHG emissions in response to concerns that GHGs contribute to climate change. For example, in the U.S., the EPA has taken steps to regulate GHGs as pollutants under the federal Clean Air Act. The EPA’s “Mandatory Reporting of Greenhouse Gases” rule established in 2010 provided a comprehensive national scheme of regulations that require monitoring and reporting of GHG emissions, including emissions from the oil and gas industry. The U.S. has also taken steps to regulate emissions of methane from the oil and natural gas sector. The Company believes its TPU’s emit significantly less methane than the more commonly used diesel engines and therefore as regulations tighten, these TPU’s will provide a low cost competitive advantage.

International developments focused on restricting the emission of carbon dioxide and other gases include the United Nations Framework Convention on Climate Change, also known as the “Copenhagen Accord” (an internationally applied protocol, which has been ratified by several countries in Latin America and is a continuation of the Kyoto Protocol) and the European Union’s Emission Trading System. In December 2015 the Paris Agreement, an agreement within the framework of the Copenhagen Accord governing greenhouse gases emissions measures from 2020, was adopted by consensus, but the Paris Agreement has not entered into force as of the date of this Annual Report.

Argentina, Brazil, and Mexico have all committed to reducing GHG emissions, either through the deployment of renewable energy sources or through the use of a cap and trade program. Such programs place a cap on GHG emissions at certain sources and require those sources to purchase allowances for emissions above their cap. The adoption of legislation or regulatory programs to reduce emissions of GHGs could require us or our customers to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. In addition, in October 2015, Argentina announced an unconditional target to reduce GHG emissions including those emissions resulting from land use, land use change and forestry activities, by 15% below current emissions by 2030. Current or future legislation, regulations and developments may curtail production and demand for hydrocarbons such as oil and natural gas in areas of the world where our customers operate and thus adversely affect future demand for our services, which may in turn adversely affect future results of operations.

The effects of climate change or severe weather could adversely affect our operations.

Variation from normal weather patterns, such as cooler or warmer summers and winters, can have a significant impact on demand for the oil and gas produced by our customers. Adverse weather conditions, such as hurricanes or prolonged periods of drought, may interrupt or curtail our operations, or our customers’ operations, cause supply disruptions and result in a loss of revenue and damage to our equipment and facilities, which may or may not be insured. Extreme winter conditions may interrupt or curtail our operations, or our customers’ operations, in those areas and result in a loss of revenue. In addition, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

We have incurred, and expect to continue to incur, increased costs and risks as a result of being a public company.

As a public company, we are required to comply with most, but not all, of the Sarbanes-Oxley Act of 2002 (“SOX”), as well as rules and regulations implemented by the SEC. Changes in the laws and regulations affecting public companies, including the provisions of SOX and rules adopted by the SEC, have resulted in, and will continue to result in, increased costs to us as we respond to these requirements. Given the risks inherent in the design and operation of internal controls over financial reporting, the effectiveness of our internal controls over financial reporting is uncertain. If our internal controls are not designed or operating effectively, we may not be able to issue an evaluation of our internal control over financial reporting as required or we or our independent registered public accounting firm may determine that our internal control over financial reporting was not effective. In addition, our registered public accounting firm may either disclaim an opinion as it relates to management’s assessment of the effectiveness of our internal controls or may issue an adverse opinion on the effectiveness of our internal controls over financial reporting. Investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and which could affect our ability to run our business as we otherwise would like to. New rules could also make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the coverage that is the same or similar to our current coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees, and as executive officers. We cannot predict or estimate the total amount of the costs we may incur or the timing of such costs to comply with these rules and regulations.

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

We currently anticipate that we will retain all future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our Board. In addition, the terms of the Note Agreement restrict our ability to pay dividends and make other distributions. As a result, only appreciation of the price of our common stock, which may not occur, will provide a return to our stockholders.

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

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Shareholders and potential investors in our common stock should exercise caution before making an investment in our Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in our public reports, industry information, and those business valuation methods commonly used to value private companies.

ACM may have significant influence over us, including influence over decisions that require stockholder approval, which could limit your ability to influence the outcome of key transactions, including a change of control.

The Note Agreement allows us to issue to ACM the Convertible Note with a maximum aggregate principal amount of $22 million, convertible into our common stock at a price of $6.00 per share. We have drawn down the full amount of the commitments available under our note facility. If ACM elected to convert all of the principal on the Convertible Note, it would hold approximately 31% of our outstanding common stock on a fully diluted basis. In addition, pursuant to a stockholder rights agreement (the “Stockholder Rights Agreement”) entered into by and among the Company, ACM and certain management stockholders (the “Management Stockholders”), ACM currently has the right to nominate at least one individual for election to the Board for so long as ACM beneficially owns greater than 10% of our issued and outstanding common stock (calculated on a fully diluted basis), and currently has the right to nominate up to a total of three individuals to the Board as a result of the full exercise of its option to purchase an aggregate of 1,333,333 shares of our common stock at a price of $6.00 per share (the “Option”) in accordance with a Securities Purchase Option Agreement entered into on May 28, 2014 between the Company and ACM (the “Option Agreement”). As a result, ACM has influence over our decisions to certain corporate actions including those specified in the Stockholder Rights Agreement.

Moreover, ACM has a contractual right to maintain its percentage ownership in our Company. Specifically, under the terms of the Stockholder Rights Agreement, for so long as ACM beneficially owns more than 15% of our issued and outstanding common stock (calculated on a fully diluted basis), ACM, subject to certain exclusions, has a preemptive right to purchase up to 40% of any new securities we propose to issue or sell. As a result, ACM’s preemptive right will apply to any securities we issue during an underwritten public offering. Therefore, while other holders of our stock would risk suffering a reduction in percentage ownership in connection with a new issuance of securities by us, ACM would, through this preemptive right, have the opportunity to avoid a reduction in percentage ownership. As long as ACM continues to hold a significant portion of our outstanding common stock, it will have the ability to influence the vote in any election of directors and over decisions that require stockholder approval. Please read Part III – Item 13 – “Certain Relationships and Related Party Transactions, and Director Independence.”

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Properties

Our principal executive offices are located at 2930 W. Sam Houston Parkway North, Suite 275, Houston, Texas 77043, where we lease 6,577 square feet of general office space pursuant to a lease agreement expiring on September 30, 2017.

We own or lease facilities and administrative offices throughout the geographic regions in which we operate. As of December 31, 2015, we owned or leased the following principal properties:

Location	Type of Facility	Size	Leased or Owned	Monthly Lease (Approx.)	Expiration of Lease	Primary Use
2930 W. Sam Houston Pkwy N., Suite 275, Houston, TX	Corporate Office	6,577 sq. ft. building space	Leased	$17,312	September 30, 2017	Administrative Office
1600 Brittmoore Rd Houston, TX	Warehouse	13,125 sq. ft. building space	Leased	$7,875	December 31, 2016	US Operations
Uruguay 1134 Buenos Aires, Argentina	Administrative Offices	1,900 sq. ft. building space	Leased	$4,500	September 30, 2017	Administrative Office
Leloir 451 Neuquén, Argentina	Administrative Offices	1,990 sq. ft. building space	Leased	$4,500	June 30, 2017	Neuquén Operations
Ing. Huergo 3,530 Neuquén, Argentina	Warehouse/Land	6,500 sq. ft. building space/54,000 sq. ft. land use	Leased	$13,000	June 30, 2016	Argentina Operations
Plottier, Argentina	Land	12 acres	Owned	N/A	—	Future Neuquén Operations
Calle No12 Neuquén, Argentina	Warehouse	3,500 sq. ft. building	Leased	$6,900	August 31, 2017	Argentina Operations

Item 3. Legal Proceedings

We are not a party to, and none of our property is the subject of, any pending material legal proceedings. To our knowledge, no governmental authority is contemplating any such proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently listed on the NASDAQ Capital Market under the symbol “ESES.” Prior to April 10, 2015, our common stock was quoted in the over-the-counter bulletin board (or OTCBB) and the OTCQB marketplace operated by the OTC Market Group, Inc. The reported high and low last sale prices for our common stock are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. On March 16, 2016, the last reported sale price of our common stock was $2.25 per share.

	High		Low
2014
First quarter ended March 31, 2014	$15.00	(1)	$4.80
Second quarter ended June 30, 2014	$7.75		$6.50
Third quarter ended September 30, 2014	$16.00	(2)	$6.00
Fourth quarter ended December 31, 2014	$7.04		$4.30

2015
First quarter ended March 31, 2015	$6.50		$4.31
Second quarter ended June 30, 2015	$8.39		$5.18
Third quarter ended September 30, 2015	$6.79		$2.99
Fourth quarter ended December 31, 2015	$5.45		$1.88

(1) Volume of shares traded at high price for the quarter was 2,339 shares.

(2) Volume of shares traded at high price for the quarter was 400 shares.

Holders

As of March 16, 2016 we had approximately 667 record holders of our common stock.

Dividend Policy

We currently intend to retain future earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future following this offering. However, our Board, in its discretion, may authorize the payment of dividends in the future. Any decision to pay future dividends will depend upon various factors, including our results of operations, financial condition, capital requirements and investment opportunities. In addition, the Note Agreement contain terms and covenants that restrict our ability to make distributions to our stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has two stock incentive plans, the 2013 Stock Incentive Plan (the “2013 Plan”) and the 2015 Stock Incentive Plan (the “2015 Plan”), which provide for the granting of stock-based incentive awards, including incentive stock options, non-qualified stock options and restricted stock, to employees, consultants and members of the Company’s board of directors (the “Board”). The 2013 Plan was adopted in 2012 and amended in 2013 and authorizes 1,000,000 shares to be issued. The 2015 Plan, f/k/a “the 2014 Stock Incentive Plan,” was adopted in 2014; in 2015 it was amended and 500,000 additional shares were authorized, resulting in a maximum of 1,000,000 shares being authorized for issuance. Both the 2013 Plan and the 2015 Plan have been approved by the shareholders of the Company.

For additional information regarding the Stock Incentive Plans, as of December 31, 2015, please see Part II – Item 8 – Financial Statements and Supplemental Data – Notes to consolidated financial statements – Note 14 – Stock-Based Compensation of this Form 10-K.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, and restricted stock (a)	Weighted-average exercise price of outstanding options, and restricted stock (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,136,839	$5.52	713,328
Equity compensation plans not approved by security holders	—	—	—
Total	1,136,839	$5.52	713,328

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The following table discloses purchases of shares of the Company’s common stock made by us or on our behalf during the fourth quarter of 2015.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 2015	6,939	(1)	$2.95	6,939	$4,979,498
Total	6,939	(1)	$2.95	6,939	$4,979,498

(1) All shares were purchased pursuant to the publicly announced stock repurchase program described in footnote 2 below.

(2) On December 15, 2015, the board of directors authorized the Company to repurchase, from time to time during the period from December 16, 2015 through December 16, 2017, up to $5 million in shares of its outstanding common stock.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Form 10-K. This section contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including those described in the section titled “Cautionary Statements Regarding Forward-Looking Statements” above.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including those described in the section titled “Cautionary Statements Regarding Forward-Looking Statements” in this Form 10-K.

Overview

We are a technology-driven independent oilfield services company providing well stimulation, coiled tubing and field management services to the upstream oil and gas industry. We are focused on reducing the ecological impact and improving the economic performance of the well stimulation process. We have assembled proven technologies and processes that have the ability to (1) reduce the surface footprint, (2) reduce emissions and (3) conserve fuel and water during the stimulation process. We will focus on bringing these technologies and processes to the most active shale resource basins outside of the United States, using our technology to differentiate our service offerings. Our management team has extensive international industry experience. Our first operation is in the Vaca Muerta basin in Argentina, the world’s third-largest shale resource basin as measured by technically recoverable reserves. However, we also intend to pursue other markets where we believe we can offer clear strategic advantages and achieve acceptable financial returns. We may also explore opportunistic acquisitions and/or joint ventures with established companies in target markets.

Our management team has extensive experience in operating well stimulation fleets, coiled tubing units and other downhole completion equipment, as well as providing “sweet spot” analysis in shale resource basins using geophysical predictive modeling. We expect to leverage our management’s experience and historical local relationships in undersupplied markets to pursue profitable long-term contracts. We expect to compete for business with a limited number of other service companies based on technical capability, quality of equipment, local experience and existing relationships rather than solely on price. We also believe that we benefit from our association with our largest investors, which give us strategic advantages into the emerging markets and Argentina.

Results of Operations

During 2015, the Company continued its well stimulation operation and began coiled tubing operations. The Company has a strong team of operational personnel and local management that completed 82 stimulation stages and 18 coiled tubing jobs for the year.

	Years Ended December 31,
	2015	2014	$ Change
Revenues	$13,755,140	$834,482	$12,920,658
Operating cost and expenses:
Cost of services	14,527,201	4,303,784	10,223,417
Selling, general and administrative expenses	7,011,765	5,727,146	1,284,619
Research and development	979,893	—	979,893
Depreciation and amortization expense	3,414,452	473,359	2,941,093
Total operating costs and expenses	25,933,311	10,504,289	15,429,022
Operating loss	(12,178,171)	(9,669,807)	(2,508,364)
Other income (expense):
Gain on sale of trading securities	5,091,387	4,723,815	367,572
Interest expense	(4,007,974)	(2,013,024)	(1,994,950)
Other expense	(1,955,679)	(183,366)	(1,772,313)
Total other income (expense)	(872,266)	2,527,425	(3,399,691)
Provision for income taxes	(344,314)	—	(344,314)
Net loss	$(13,394,751)	$(7,142,382)	$(6,252,369)

For the Years Ended December 31, 2015 and 2014

Revenue for the year ended December 31, 2015 increased $12,920,658 to $13,755,140 from $834,482 for the year ended December 31, 2014. This increase was primarily due to the limited activity of our well stimulation and coiled tubing operations in Argentina in the 2014 period as compared to the full year activity for 2015.

Costs of services increased $10,223,417 to $14,527,201 for the year ended December 31, 2015 compared to $4,303,784 for the year ended December 31, 2014. This increase was primarily due to higher activity levels related to the full year operations of our well stimulation and coiled tubing operations in Argentina, hiring additional personnel and preparing for our second well stimulation crew and the costs associated with the short term rental of equipment required to complete larger jobs for our customers while the Company awaits delivery of new well stimulation equipment.

Our selling, general, and administrative expenses increased $1,284,619 to $7,011,765 for the year ended December 31, 2015 compared to $5,727,146 for the year ended December 31, 2014. This increase is a result of: additional labor and benefits cost of $550,537 related to expanding our corporate structure and administrative staff in Argentina, internal controls, SEC compliance; increased office lease cost for Houston and Argentina of $255,379; higher marketing cost as a result of branding the Company and participating in industry expositions in Argentina for $101,090; additional costs associated with stock compensation of $94,351 for options and restricted stock granted in 2015; higher property and stamp tax costs of $75,492; higher insurance costs of $58,647; and higher other administrative cost of $149,123.

Research and development for the year ended December 31, 2015 was $979,893. The Company did not have any research and development cost in prior years. Research and development includes the cost associated with research activities of fiber optics technology and the development of our TPU technology.

Net other expense increased $3,399,691 to $872,266 for the year ended December 31, 2015 compared to net other income of $2,527,425 for the year ended December 31, 2014. Gain on sale of trading securities increased $367,572 to $5,091,387 primarily as a result of gains on the sale of trading securities for the year ended December 31, 2015 compared to $4,723,815 for the year ended December 31, 2014. These gains relate to the capitalization of our subsidiary in Argentina, whereby we purchased and sold Argentine bonds in order to take advantage of the favorable spread in exchange rates between the U.S. Dollar and Argentine Peso. Other expense increased $1,772,313 to $1,955,679 for the year ended December 31, 2015 compared to $183,366 for the year ended December 31, 2014, mainly related to the devaluation in December as the new President of Argentina removed currency controls for an increase of $1,631,185 and bank fees and transactional tax for an increase of $141,127. The Company effectively managed the expected devaluation using the bond market which resulted in a net impact on other income of $3,411,064 for the year. Interest expense increased $1,994,950 to $4,007,974 for the year ended December 31, 2015 compared to $2,013,024 for the year ended December 31, 2014. This increase was primarily due to interest expense related to various borrowings incurred by the Company during 2014 as discussed in Part II – Item 8 – Financial Statements and Supplemental Data – Notes to consolidated financial statements – Note 9 – “Debt”.

Liquidity and Capital Resources

Our primary sources of liquidity to date have been proceeds from various equity and debt offerings. We completed a public offering during the first quarter of 2015 and a second offering on July 15, 2015 as discussed in Part II – Item 8 – Financial Statements and Supplemental Data – Notes to consolidate financial statements – Note 11 – “Equity Offering”.

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

Our ability to fund operations, and to fund planned and committed 2016 capital expenditures will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions, market conditions in the exploration and production industry and financial, business and other factors, many of which are beyond our control.

Our ability to acquire equipment could require us to obtain additional equity or debt financing, which may not be available to us on favorable terms or at all.

We intend to incur approximately $3 million in capital expenditures during the first half of 2016 and will incur additional capital expenditures on a discretionary basis as necessary to meet customer demands and subject to satisfactory financing.

Sources and Uses of Cash

Net cash used in operating activities was $18,615,159 for the year ended December 31, 2015 and $11,552,968 for the year ended December 31, 2014. The increase was primarily due to working capital costs associated with the first full year of our well stimulation and coiled tubing operations including non-recurring operational start-up costs and SG&A costs.

Net cash used in investing activities was $7,020,081 for the year ended December 31, 2015 and $20,611,602 for the year ended December 31, 2014. This decrease is primarily associated with lower purchases of equipment compared to 2014 of $10,502,414 and higher net proceeds related to the purchase and sale of Argentinian Bonds to capitalize the operations of $3,089,107.

Net cash provided by financing activities was $30,364,173 for the year ended December 31, 2015 and $34,886,004 for the year ended December 31, 2014.

The following table summarizes our cash flows for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
Financing Activities
Proceeds from sale of common stock	35,329,038	10,302,400
Sale of common stock issuance cost	(3,099,919)	(476,738)
Proceeds from convertible debt	—	22,000,000
Convertible debt cost	—	(741,449)
Proceeds from notes payable	400,000	4,295,002
Payments on notes payable	(1,647,246)	(224,281)
Payments on capital lease	(597,406)	(268,930)
Purchase of treasury stock	(20,294)	—
Net cash provided by financing activities	30,364,173	34,886,004

On December 15, 2015, the board of directors authorized the Company to repurchase, from time to time from December 16, 2015 through December 16, 2017, up to $5 million in shares of its outstanding common stock. As of December 31, 2015 the Company had purchased 6,939 shares at a cost of $20,294 under the buy-back program.

We had a net increase in cash and cash equivalents of $4,728,933 for the year ended December 31, 2015, compared to a net increase in cash and cash equivalents of $2,721,434 during the year ended December 31, 2014 primarily resulting from our financing activities funding.

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

Industry Trends and Outlook

We face many challenges and risks in the industry in which we operate. Although many factors contributing to these risks are beyond our ability to control, we continuously monitor these risks and have taken steps to mitigate them to the extent practicable. In addition, while we believe that we are well positioned to capitalize on available growth opportunities, we may not be able to achieve our business objectives and, consequently, our results of operations may be adversely affected. Please read this section in connection with the factors described in the sections titled “Cautionary Statements Regarding Forward-Looking Statements” and Part I – Item 1A. “Risk Factors” for additional information about the known material risks that we face.

Our business depends on the capital spending programs of our customers. Revenue from our well stimulation, coiled tubing and field management segments are expected to be generated by providing services to oil and natural gas exploration and production companies throughout Argentina. Demand for our services is a function of our customers’ willingness to make operating and capital expenditures to explore for, develop and produce hydrocarbons in these areas, which in turn is affected by current and expected levels of oil and natural gas prices. Although domestic Argentine operators remain somewhat protected by local price controls above international prices, the market is still impacted by the global pricing environment. The energy services industry have historically tended to delay capital equipment projects, including maintenance and upgrades, during industry downturns.

On November 21, 2012, the United States District Court for the Southern District of New York issued an injunction preventing Argentina from making payments on the restructured bonds, and ordered Argentina to make a deposit of $1.3 billion related to the claims of the holdout creditors, which order was appealed by the country. Argentina’s appeal was denied by the Second Circuit Court of Appeals, and on June 16, 2014 the Supreme Court of the United States refused to hear Argentina’s appeal from that denial. As a result, Argentina fell into technical default on its restructured debt and was forced to place the interest payments into escrow until the matter could be resolved.

On February 29, 2016, the Macri government reached an agreement to pay $4.65 billion to settle the claims with creditors, subject to a few conditions including the passage of enabling legislation in Argentina.

The oil and gas industry has traditionally been volatile, is highly sensitive to a combination of long-term and cyclical trends, including the domestic and international supply and demand for oil and natural gas, current and expected future prices for oil and natural gas and the perceived stability and sustainability of those prices, production depletion rates and the resultant levels of cash flows generated and allocated by exploration and production companies to their drilling and workover budget, as well as domestic and international economic conditions, political instability in oil producing countries and merger, acquisition and divestiture activity among exploration and production companies. The volatility of the oil and gas industry, and the consequent impact on exploration and production activity could adversely impact the level of drilling and workover activity by our customers. This volatility affects the demand for our services and our ability to negotiate pricing at levels generating desirable margins, especially in our well stimulation business.

Assets and Liabilities

Total assets were $62,900,299 as of December 31, 2015, compared to $42,050,425 as of December 31, 2014, an increase of $20,849,874. This is primarily due to funds raised during the year to finance our continuing operations, the purchase of additional equipment to prepare the second and third well stimulation fleet assets and support equipment.

Total liabilities were $32,139,409 as of December 31, 2015, compared to $34,069,206 as of December 31, 2014, a decrease of $1,929,797. This is primarily related to loan repayments on the turbine-powered pressure pumping units and further payments on the capital lease for the coiled tubing unit.

Total shareholders’ equity was $30,760,890 as of December 31, 2015, compared to $7,981,219 as of December 31, 2014, an increase of $22,779,671. This is primarily due to the funds raised during the first and third quarters of 2015, offset by our net loss, due in large part to costs associated with the startup of our operations in Argentina.

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

Recent Accounting Pronouncements

See Part II, Item 8, “Financial Statements and Supplementary Data – Note 2 – Basis of Presentation and Significant Accounting Policies.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in foreign currency exchange rates and commodities that could impact our financial position, results of operations and cash flows. We manage our exposure to these risks through regular operating and financing activities.

Foreign Currency Risk

As of December 31, 2015, we conduct operations in Argentina. The functional currency for our Argentina operations is the U.S. dollar. We and our foreign subsidiaries from time to time will hold foreign currencies. Exchange rate fluctuations will subject us to foreign currency risk. In the future, we could experience fluctuations in financial results from our operations outside the U.S., and there can be no assurance that payments received in foreign currencies can be repatriated to the U.S. or that we will be able, contractually or otherwise, to reduce the foreign currency risks associated with our international operations.

Commodity Price Risk

Our revenues, profitability and future rate of growth significantly depend upon the market prices of oil and natural gas. Lower prices may also reduce the amount of oil and gas that can economically be produced.

Item 8. Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Eco-Stim Energy Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Eco-Stim Energy Solutions, Inc. (the “Company”), as of December 31, 2015 and 2014, and the related consolidated statements of operations, cash flows, changes in stockholders’ equity, and comprehensive loss for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP
Dallas, Texas
March 17, 2016

ECO-STIM ENERGY SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$11,742,489	$7,013,556
Accounts receivable	8,155,264	264,192
Marketable securities	—	1,360,767
Inventory	1,546,463	1,619,778
Prepaids	3,328,265	2,496,805
Other assets	234,010	409,388
Total current assets	25,006,491	13,164,486
Property, plant and equipment, net	37,142,578	27,949,347
Other non-current assets	751,230	936,592
Total assets	$62,900,299	$42,050,425
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,112,812	$1,947,371
Accrued expenses	3,843,497	3,164,250
Short-term notes payable	—	158,036
Current portion of long term notes payable	3,010,790	475,000
Current portion of capital lease payable	686,624	597,406
Total current liabilities	8,653,723	6,342,063
Non-current liabilities:
Long-term notes payable	22,000,000	25,625,000
Long-term capital lease payable	1,485,686	2,102,143
Total non-current liabilities	23,485,686	27,727,143
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 13,572,989 issued and 13,566,050 outstanding at December 31, 2015 and 5,709,523 issued and outstanding at December 31, 2014	13,572	5,709
Additional paid-in capital	57,302,953	21,116,100
Treasury stock, at cost; 6,939 common shares at December 31, 2015	(20,294)	—
Accumulated deficit	(26,535,341)	(13,140,590)
Total stockholders’ equity	30,760,890	7,981,219
Total liabilities and stockholders’ equity	$62,900,299	$42,050,425

See accompanying notes to consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014
Revenues	$13,755,140	$834,482
Operating cost and expenses:
Cost of services	14,527,201	4,303,784
Selling, general, and administrative expenses	7,011,765	5,727,146
Research and development	979,893	—
Depreciation and amortization expense	3,414,452	473,359
Total operating costs and expenses	25,933, 311	10,504,289
Operating loss	(12,178,171)	(9,669,807)
Other income (expense):
Gain on sale of trading securities	5,091,387	4,723,815
Interest expense	(4,007,974)	(2,013,024)
Other expense	(1,955,679)	(183,366)
Total other income (expense)	(872,266)	2,527,425
Provision for income taxes	(344,314)	—
Net loss	$(13,394,751)	$(7,142,382)
Basic and diluted loss per share	$(1.35)	$(1.48)
Weighted average number of common shares outstanding-basic and diluted	9,888,191	4,812,656

See accompanying notes to consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014
Operating activities
Net loss	$(13,394,751)	$(7,142,382)
Depreciation and amortization	3,414,452	473,359
Amortization of debt discount and loan origination cost	255,535	210,906
Stock based compensation	1,480,435	1,252,061
Gain on the sale of trading securities	(5,091,387)	(4,723,815)
Foreign currency gain	—	(25,749)
Changes in operating assets and liabilities:
Accounts receivable	(7,891,072)	(264,192)
Inventory	(184,732)	(1,619,778)
Prepaids and other assets	(860,538)	(2,300,638)
Accounts payable and accrued expenses	3,656,899	2,587,260
Net cash used in operating activities	(18,615,159)	(11,552,968)
Investing activities
Purchases of equipment	(13,472,236)	(23,974,650)
Proceeds from sale of trading securities	19,435,956	12,861,075
Purchase of trading securities	(12,983,801)	(9,498,027)
Net cash used in investing activities	(7,020,081)	(20,611,602)
Financing activities
Proceeds from sale of common stock	35,329,038	10,302,400
Sale of common stock issuance cost	(3,099,919)	(476,738)
Proceeds from convertible debt	—	22,000,000
Convertible debt cost	—	(741,449)
Proceeds from notes payable	400,000	4,295,002
Payments on notes payable	(1,647,246)	(224,281)
Payments on capital lease	(597,406)	(268,930)
Purchase of treasury stock	(20,294)	—
Net cash provided by financing activities	30,364,173	34,886,004
Net increase in cash and cash equivalents	4,728,933	2,721,434
Cash and cash equivalents, beginning of period	7,013,556	4,292,122
Cash and cash equivalents, end of period	$11,742,489	$7,013,556
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$3,104,129	$990,358
Cash paid during the year for income taxes	$252,725	$193,948
Non-cash transactions
Fixed asset additions in accrued expenses	$139,607	$1,793,912
Interest converted to common stock	$2,485,162	$—
Prepaids amortized to settle capital lease obligations	$—	$250,851

See accompanying notes to consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Stock	Income	Deficit	Total
Balance at December 31, 2013	3,985,206	$3,985	$10,007,490	$—	$25,749	$(5,998,208)	$4,039,016
Exercise of stock options	3,500	3	312	—	—	—	315
Private equity placement, net	1,717,067	1,717	9,823,630	—	—	—	9,825,347
Option issued in conjunction with debt	—	—	32,611	—	—	—	32,611
Stock based compensation	3,750	4	1,252,057	—	—	—	1,252,061
Foreign currency cumulative translation adjustment	—	—	—	—	(25,749)	—	(25,749)
Net loss	—	—	—	—	—	(7,142,382)	(7,142,382)
Balance at December 31, 2014	5,709,523	$5,709	$21,116,100	$—	$—	$(13,140,590)	$7,981,219
Sale of common stock, net	7,216,066	7,217	32,221,902	—	—	—	32,229,119
Interest converted to common stock	523,192	522	2,484,640				2,485,162
Treasury stock	(6,939)	—	—	(20,294)	—	—	(20,294)
Stock based compensation	124,208	124	1,480,311	—	—	—	1,480,435
Net loss	—	—	—	—	—	(13,394,751)	(13,394,751)
Balance at December 31, 2015	13,566,050	$13,572	$57,302,953	$(20,294)	$—	$(26,535,341)	$30,760,890

See accompanying notes to consolidated financial statements.

F-5

ECO-STIM ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2015	2014
Net loss	$(13,394,751)	$(7,142,382)
Other comprehensive loss:
Foreign currency cumulative translation adjustment	—	(25,749)
Other comprehensive loss	—	(25,749)
Comprehensive loss for the year	$(13,394,751)	$(7,168,131)

See accompanying notes to consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

1.	Nature of Business

Eco-Stim Energy Solutions, Inc. (the “Company,” “Eco-Stim,” “we” or “us”) is a technology-driven independent oilfield services company providing well stimulation, coiled tubing and field management services to the upstream oil and gas industry. We are focused on reducing the ecological impact and improving the economic performance of the well stimulation process. We have assembled technologies and processes that have the ability to (1) reduce the surface footprint, (2) reduce emissions, and (3) conserve fuel and water during the stimulation process. The Company will focus on the most active shale resource basins outside of the United States, using our technology to differentiate our service offerings. Our management team has extensive international industry experience. Our first operation is in Argentina, home to the Vaca Muerta, the world’s third-largest shale resource basin as measured by technically recoverable reserves. The Company may also explore opportunistic acquisitions and/or joint ventures with established companies in target markets.

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

Revenue Recognition

The Company’s revenue is heavily dependent on two major customers. All revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured as follows:

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

Coiled Tubing Revenue

The Company began providing coiled tubing and other well stimulation services in early 2015. Jobs for these services are typically short term in nature, lasting anywhere from a few hours to multiple days. Revenue is recognized upon completion of each job based upon a completed field ticket. The Company charges the customer for mobilization, services performed, personnel on the job, equipment used on the job, and miscellaneous consumables at agreed-upon spot market rates.

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

During 2015 and 2014, the Company purchased and sold Argentine bonds to capitalize its subsidiary in Argentina. This resulted in a realized gain on the sale of trading securities of $5,091,387 and $4,361,448, respectively and unrealized gain on the sale of trading securities of $0 and $362,367, respectively. This gain was primarily due to the Company taking advantage of the favorable spread in exchange rates between the U.S. Dollar and Argentine Peso.

Net Loss per Common Share

For the years ended December 31, 2015 and 2014, the weighted average shares outstanding excluded certain stock options and potential shares from convertible debt of 4,253,381 and 4,004,214, respectively, from the calculation of diluted earnings per share because these shares would be anti-dilutive. Anti-dilutive warrants of 100,000 for each of the years ended December 31, 2015 and 2014 were also excluded from the calculation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2015 presentation.

Accounts Receivable

Accounts receivable are stated at amounts management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At December 31, 2015 and 2014, the Company did not have an allowance for doubtful accounts.

Unbilled Accounts Receivable

The asset “unbilled receivables” represents revenues we have recognized in excess of amounts billed on services completed but not yet invoiced. We typically invoice our clients upon having a completed signed ticket and all necessary documentation required from our customer. Our unbilled receivables totaled $5,768,401 at December 31, 2015, and $0 at December 31, 2014 and is included in accounts receivable in the accompanying consolidated balance sheets.

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

Major Customers and Concentration of Credit Risk.

The majority of the Company’s business is conducted with major and independent oil and gas companies in Argentina. The Company evaluates the financial strength of its customers and provides allowances for probable credit losses when deemed necessary. The Company derives a large amount of revenue from a small number of major and independent oil and gas companies. At December 31, 2015 the company had a concentration of receivables with one customer.

We derive a significant portion of our revenue from a limited number of major clients. For the year ended December 31, 2015, two major customers accounted for approximately 96.2% of our services revenue, and we derived 86.5% of our services revenue from three major customers for the year ended December 31, 2014. Our accounts receivable, at December 31, 2015 and 2014 were concentrated, with one major customer representing 87.3% and 100% respectively. YPF represents our largest customer.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires us to recognize the amount of revenue to which we expect to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective on January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor has the effect of the standard on our ongoing financial reporting been determined.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which amends the guidelines for determining whether certain legal entities should be consolidated and reduces the number of consolidation models. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is permitted. We do not expect the impact of our pending adoption to have a material effect on our Consolidated Financial Statements.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The new standard will be effective for us beginning with the first quarter of 2017, and will be applied prospectively. Early adoption is permitted. We do not expect the impact of our pending adoption to have a material effect on our Consolidated Financial Statements.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, all deferred tax assets and liabilities will be required to be classified as noncurrent. The new standard will be effective for us beginning with the first quarter of 2017. Early adoption is permitted. We are evaluating the impact that this new standard will have on our Consolidated Financial Statements.

On February 25, 2016, the FASB issued Accounting Standards Update (ASU) 2016-02 Leases (Topic 842), which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

3.	Accounts Receivable

Accounts receivable by category were as follows:

	December 31, 2015	December 31, 2014
Billed	$2,386,863	$264,192
Unbilled	5,768,401	—
Total accounts receivable	$8,155,264	$264,192

4.	Inventory

Inventories by category were as follows:

	December 31, 2015	December 31, 2014
Raw materials	$739,107	$697,439
Spare parts	807,356	922,339
Total inventories	$1,546,463	$1,619,778

5.	Prepaid

Prepaid by category were as follows:

	December 31, 2015	December 31, 2014
Prepaid insurance	$209,331	$206,623
Prepaid value added tax	2,519,496	1,798,213
Prepaid other taxes	510,002	380,047
Prepaid other vendors	89,436	111,922
Total prepaid	$3,328,265	$2,496,805

The Company will use the prepaid value added tax as it continues to invoice customers in Argentina.

6.	Other Assets

	December 31, 2015	December 31, 2014
Other current assets:
Deferred charges – debt insurance cost	$185,362	$185,362
Exclusivity rights	—	208,333
Other current assets	48,648	15,693
Total other current assets	$234,010	$409,388

	December 31, 2015	December 31, 2014
Other non-current assets:
Long term deposits	$488,633	$488,633
Deferred charges – debt issuance costs	262,597	447,959
Total other non-current assets	$751,230	$936,592

7.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31, 2015	December 31, 2014
Land	$600,000	$600,000
Leasehold improvement	616,259	12,811
Computer hardware & software	478,655	127,312
Furniture & fixtures	129,995	97,424
Machinery & equipment	15,667,894	12,386,109
Machinery & equipment under construction	22,944,025	14,655,857
Work in progress	100,151	259,744
Property and equipment	40,536,979	28,139,257
Less accumulated depreciation	(3,394,401)	(189,910)
Property and equipment, net	$37,142,578	$27,949,347

8.	Accrued Expenses

Accrued expenses consists of the following:

	December 31, 2015	December 31, 2014
Accrued salaries	$140,288	$269,220
Accrued accounts payable trade expenses	976,155	870,544
Accrued bonuses	426,994	525,000
Accrued vacation	346,374	184,061
Accrued interest	1,953,686	1,315,425
Total accrued expenses	$3,843,497	$3,164,250

9.	Debt

Short-Term Note

The Company finances certain insurance premiums with a short term note that had a balance at December 31, 2015 and 2014, of $0 and $158,036, respectively. At December 31, 2015 there were no insurance premium financing outstanding. The note accrued interest at a rate of 5.87% per annum with monthly payments of approximately $20,000 through September 2015.

Long-Term Convertible Notes Payable

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

As of December 31, 2015, the Company has drawn down the full $22 million available under the Note Agreement, which was primarily used for capital expenditures, certain working capital needs and approved operating budget expenses. The balance for accrued interest at December 31, 2015 was $1,831,123.

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

All obligations under the Note Agreement are secured by liens on substantially all of the assets of the Company and have subsidiary guarantees and pledges of the capital stock of the subsidiary guarantors subject to certain terms and exceptions. From time to time, management has obtained amendments and waivers to the agreement to accommodate and adapt to the changing business environment. Management believes that the Company will be in compliance with the amended covenants, but there can be no assurance that the Company will achieve such compliance. Failure to comply with these covenants could result in an event of default which, if not cured or waived, would have a material adverse effect on us. The Company was in compliance with all covenants after considering waivers and amendments under its debt instruments as of December 31, 2015. During the past year, the Company has paid fees of $220,000 related to obtaining such amendments and waivers, which amount was recorded as additional financial charges.

On October 10, 2014, the Company entered into an equipment purchase agreement for the TPUs equipment and related spare parts for a total purchase price of approximately $6,500,000, of which $4,100,000 has been financed. The total amount financed, including any accrued interest, was to become due and payable on April 1, 2015. On March 12, 2015, the Company amended the agreement to add a blender, two data vans and a manifold at an increased cost of $400,000, and amended the due date of the final payment to March 31, 2016. The amended agreement provides for monthly installment payments of $50,000 beginning in May 2015. On February 11, 2016, the agreement was further amended to reduce the monthly installments to $25,000 and to defer the payment of the final $1 million of the purchase price until December 15, 2016. The note accrues interest at a rate of 9% per annum from April 1, 2015 until maturity on December 15, 2016. As of December 31, 2015, the Company had a balance of $3,010,790 and accrued interest of $94,764.

The following is a summary of approximate scheduled long-term notes payable maturities by year:

2016	$3,010,790
2017	—
2018	22,000,000
Total notes payable	$25,010,790

10.	Deferred Debt Costs

The Company capitalizes certain costs in connection with obtaining its financings, such as lender’s fees and related attorney fees. These costs are amortized to interest expense using the straight-line method.

Deferred debt costs were approximately $447,959 and $633,321 net of accumulated amortization of $293,490 and $108,128 for the years ended December 31, 2015 and 2014, respectively. Presented as other assets of $185,362 and other non-current assets of $262,597.

11.	Equity Offerings

On July 14, 2014 ACM exercised the Option (as referenced in “Note 9 – Debt”), resulting in net proceeds of $7,708,874 after deducting $291,126 in transaction related expenses.

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

12.	Stockholders’ Equity

Common Stock

At December 31, 2015 and 2014 the Company had authorized 200,000,000 shares of common stock, of which 13,566,050 and 5,709,523 were outstanding with a par value of $13,566 and $5,709, respectively.

Preferred Stock

At December 31, 2015 and 2014, the Company had authorized 50,000,000 shares of preferred stock, of which there were 0 shares of preferred stock outstanding.

Treasury Stock

On December 15, 2015, the board of directors authorized the Company to repurchase, from time to time during the period from December 16, 2015 through December 16, 2017, up to $5 million in shares of its outstanding common stock. As of December 31, 2015 the Company had purchased 6,939 shares at a cost of $20,294 under the buy-back program.

Warrants

In the fourth quarter of 2013, the Company executed a sale-leaseback transaction with a related party that included an inducement payment of 100,000 common stock warrants. The exercise price per share of the common stock under the agreement is $7. The agreement expires five years after the date of issuance. The warrants can be exercised on a one for one basis starting July 1, 2014. See Note 16-Related Parties for additional information.

13.	Employee Benefit Plan

The Company adopted a safe harbor defined contribution 401(k) plan effective January 1, 2012, covering all Company employees of the US headquarters. Under the plan the company contributes 5% towards the employee 401k. The contribution is fully vested at the time of contribution. The Company’s contributions for the years ended December 31, 2015 and 2014, were $100,518 and $71,561 respectively.

14.	Stock-Based Compensation

The Company has two stock incentive plans, the 2013 Stock Incentive Plan (the “2013 Plan”) and the 2015 Stock Incentive Plan (the “2015 Plan”), for the granting of stock-based incentive awards, including incentive stock options, non-qualified stock options and restricted stock, to employees, consultants and members of the Company’s board of directors (the “Board”). The 2013 Plan was adopted in 2012 and amended in 2013 and authorizes 1,000,000 shares to be issued under the 2013 Plan. The 2015 Plan, f/k/a “the 2014 Stock Incentive Plan,” was adopted in 2014; in 2015 it was amended and 500,000 additional shares were authorized, resulting in a maximum of 1,000,000 shares being authorized for issue under the modified 2015 Plan. Both the 2013 Plan and the 2015 Plan have been approved by the shareholders of the Company. As of December 31, 2015, 48,328 shares were available for grant under the 2013 Plan and 665,000 shares were available for grant under the 2015 Plan.

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

The Company recorded $1,480,435 and $1,252,061 for 2015 and 2014, respectively, of stock-based compensation, which is included in selling, general, and administrative expense and cost of sales in the accompanying consolidated statement of operations. Total unamortized stock-based compensation expense at December 31, 2015 was $1,382,711 compared to $2,597,029 at December 31, 2014, and will be fully expensed through 2019.

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

A summary of the Company’s stock option activity for the years ended December 31, 2015 and 2014, is presented below:

Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding at December 31, 2013	557,301	$5.32	9.56
Granted	138,000	6.07
Exercised	(3,500)	0.09
Forfeited	(22,504)	3.33
Options outstanding at December 31, 2014	669,297	$5.55	8.79
Granted	230,000	4.89
Exercised	(4,083)	0.33
Forfeited	—	0.00
Options outstanding at December 31, 2015	895,214	$5.40	8.28
Options exercisable at December 31, 2015	586,714	$5.52	7.69

As of December 31, 2015, the range of exercise prices for outstanding options was $0.33 – $7.00.

The following table presents the assumptions used in determining the fair value of option awards for the year ended December 31, 2015 and 2014:

	2015	2014
Weighted average grant date fair value per share of awards granted	1.13	2.40
Significant fair value assumptions:
Expected term (in years)	5.75	5.75
Volatility	41.32%	45.79%
Risk-free interest rate	1.53%	1.62%
Expected dividends	—	—

Restricted Stock

A summary of award activity under the Plan for the years ended December 31, 2015 and 2014 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013
Granted	365,500	5.52
Vested	(3,750)
Non-vested at December 31, 2014	361,750
Granted	—
Vested	(120,125)
Non-vested at December 31, 2015	241,625

The weighted average grant date fair value of awards of restricted stock is based on the market price of the Company’s common stock on the date of the grant.

15.	Commitments and Contingencies

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

These prepayments were made prior to December 31, 2013. Further lease payments are $81,439 per month and commenced on July 1, 2014. The final six months of prepaid is shown as other non-current assets in the consolidated balance sheets with a balance of $488,633.

The minimum present value of the lease payments is $2.9 million with terms of sixty months and implied interest of 14%. The next five years of lease payments are:

Capital Lease Payments
2016	$977,267
2017	977,267
2018	977,267
Total future payments	2,931,801
Less debt discount due to warrants	(210,502)
Less amount representing interest	(548,989)
2,172,310
Less current portion of capital lease obligations	(686,624)
Capital lease obligations, excluding current installments	$1,485,686

Operating Leases

During the third quarter of 2014, the Company and EcoStim Argentina each entered into separate three-year office space leases. The leases each have a term of three years. The company also has leased a warehouse facility in Neuquén for our Argentina operations and a warehouse in Houston for maintenance and security of our TPU equipment. The combined future minimum lease payments as of December 31, 2015 are as follows:

Operating Leases
2016	474,879
2017	280,548
Thereafter	—
Total	755,427

16.	Related Party Transactions

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

The estimated fair value of the warrants at issuance was approximately $0.4 million and was calculated using the Black Scholes method with the following weighted average assumptions being used:

Volatility	75%
Expected lives years	5.75
Expected dividend yield	—
Risk free rates	1.75%

17.	Income Taxes

The components of the expense for income taxes are as follows for the years ended December 31, 2015 and 2014:

	For the year ended December 31,
	2015	2014
Current:	$—	$—
Federal	—	—
State	—	—
Foreign	344,314	—
Total	$344,314	$—
Deferred:	$—	$—
Federal	—	—
State	—	—
Foreign	—	—
Total	$—	$—
Total income tax provision	$344,314	$—

The effective tax rate (as a percentage of income before taxes) is reconciled to the U.S. federal statutory rate as follows as of December 31, 2015 and 2014, respectively:

	For the year ended December 31,
	2015	2014
Income tax benefit at the applicable federal rate (34%)	$(4,437,149)	$(2,428,410)
Permanent difference	(1,451,681)	(1,348,502)
Change in valuation allowance	6,316,695	3,814,700
Deferred true-up	(397,232)	(7,396)
Effect of rate change	21,596	—
Foreign rate differential	(52,229)	(30,392)
Withholding tax	344,314	—
Income tax expense (benefit)	$344,314	$—

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liabilities. Significant components of the deferred tax asset and liability as of December 31, 2015 and 2014 respectively are:

	As of December 31,
	2015	2014
Deferred assets
Stock-based compensation	$422,766	$203,736
Accrued vacation	46,605	85,719
Accrued bonus	145,178	178,500
Withholding tax	86,079	—
Other accruals	1,205,098	196,984
Intangible assets	77,454	19,573
Net operating loss carryforwards	9,911,122	4,372,659
Total deferred tax assets	$11,894,302	$5,057,171
Deferred liability
Prepaids	(1,641)	(69,232)
Property, plant and equipment	(606,220)	(18,191)
Total deferred tax liabilities	$(607,861)	$(87,423)
Net deferred tax asset	11,286,441	4,969,748
Valuation allowance	(11,286,441)	(4,969,748)
Total net deferred tax assets	$—	$—

The Company has established a valuation allowance to fully reserve the net deferred tax asset due to the uncertainty of the timing and amounts of future taxable income. At December 31, 2015 the Company has a federal net operating loss carry forward of $16,886,789 and a foreign tax loss carry forward of $12,669,851, both of which have been fully reserved.

The loss carryforwards expire as follows:

Expiration year	Amount
2016	$—
2017	—
2018	179,117
2019	3,774,222
2020 and forward	25,603,301
Total	$29,556,640

The Company records accrued interest and penalties related to unrecognized tax benefits in general and administrative expense. No amounts of interest expense and penalties have been accrued or recognized related to unrecognized tax benefits since inception. We are currently subject to a three-year statute of limitations by major tax jurisdictions.

18.	Fair Value Measurement

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three-tier hierarchy that is used to identify assets and liabilities measured at fair value. The hierarchy focuses on the inputs used to measure fair value and requires that the lowest level input be used. The three levels defined are as follows:

●	Level 1 — observable inputs that are based upon quoted market prices for identical assets or liabilities within active markets.

●	Level 2 — observable inputs other than Level 1 that are based upon quoted market prices for similar assets or liabilities, based upon quoted prices within inactive markets, or inputs other than quoted market prices that are observable through market data for substantially the full term of the asset or liability.

●	Level 3 — inputs that are unobservable for the particular asset or liability due to little or no market activity and are significant to the fair value of the asset or liability. These inputs reflect assumptions that market participants would use when valuing the particular asset or liability.

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value at December 31, 2014:

Fair Value Measurements	Level 1	Level 2	Level 3	Total
Argentina Bonds	$1,360,767	$—	$—	$1,360,767
	$1,360,767	$—	$—	$1,360,767

At December 31, 2015 there were no financial assets and financial liabilities measured at fair value.

19.	Quarterly Financial Data (unaudited)

Summarized quarterly financial data for the years ended December 31, 2015 and 2014 are presented below.

	Quarter Ended
	March 2015	June 2015	September 2015	December 2015
Revenue	$2,891,693	$3,985,419	$4,381,371	$2,496,657
Operating loss	2,832,529	2,939,679	3,041,908	3,364,055
Loss before income taxes	3,662,944	3,539,947	2,681,784	3,165,762
Net loss	3,662,944	3,539,947	2,681,784	3,510,076
Basic and diluted loss per share	$0.59	$0.52	$0.21	$0.26

	Quarter Ended
	March 2014	June 2014	September 2014	December 2014
Revenue	$483,345	$73,951	$88,106	$189,080
Operating loss	1,687,730	1,682,333	2,662,400	3,637,344
Loss before income taxes	1,823,431	2,010,949	258,907	3,049,095
Net loss	1,823,431	2,010,949	258,907	3,049,095
Basic and diluted Loss per share	$0.46	$0.50	$0.05	$0.53

20.	Subsequent Events

On February 12, 2016, the Company amended its TPU agreement as referenced in “Note 9 – Debt.” to obtain release to export six (6) of the well stimulation pump trailers, the blender, data vans, manifold and sufficient inventory spare parts in exchange for a payment of $1,500,000 at execution, $500,000 on April 1, 2016 and the remaining balance of approximately $1 million due in payments of $25,000 beginning May 1, 2016, and one final payment of the unpaid balance due on December 15, 2016.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act consisting of controls and other procedures designed to give reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding such required disclosure. Based on their evaluation as of the end of the period covered by this Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Exchange Act, were effective as of December 31, 2015.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. As of December 31, 2015, management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of its internal control over financial reporting, based on criteria established in the updated 2013 Internal Control — Integrated Framework created by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2015. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance Directors and Executive Officers

All of our directors have been elected to serve until our next annual meeting of shareholders or until their earlier resignation, removal or death. Biographical information regarding our executive officers and directors is as follows:

Name	Age	Position
Bjarte Bruheim	60	Executive Chairman
Jon Christopher Boswell	54	Director, President and Chief Executive Officer
Donald Stoltz	38	Director
Carlos A. Fernandez	58	Director, Executive Vice President-Global Business Development and General Manager-Latin America
Leonel Narea	53	Director
Christopher Krummel	47	Director
Ahmad Al-Sati	42	Director
Lap Wai Chan	49	Director
Bobby Chapman	59	Chief Operating Officer
Alexander Nickolatos	38	Chief Financial Officer and Assistant Secretary
Craig Murrin	62	Secretary and General Counsel

Bjarte Bruheim. Mr. Bruheim has served as Director and the Chairman of the Board of Directors of our Company and its predecessors since December 2011. He has over 30 years of international management experience and is also a serial entrepreneur. He has spent the majority of his career introducing technologies that reduce risk and improve efficiencies in the oil and gas business. Such companies include oilfield services companies such as Petroleum Geo-Services ASA (“PGS”) which he co-founded in 1991, Electromagnetic Geoservices ASA (“EMGS”) where he was an early venture investor and Executive Chairman starting in 2004 and became Chief Executive Officer in January 2015 serving until August 2015, Geo-Texture Technologies, Inc. (“Geo-Texture”), which he co-founded in 2005, and ODIM ASA (“ODIM”) which he worked to turn around and later sell. PGS and EMGS remain public companies and are leaders in their industry while ODIM was sold to Rolls Royce and the intellectual property of Geo-Texture was sold to Eco-Stim. In addition to the oilfield service companies, Mr. Bruheim was a co-founder in Spinnaker Exploration Company using PGS technology, an early venture investor in Spring Energy using EMGS technology and co-founder of a small exploration and production company operating in the Eagle Ford field in Texas using Geo-Texture technology. Spinnaker was later sold to Statoil for approximately $2.5 billion, Spring Energy was sold to Tullow Oil and the small exploration and production company in the Eagle Ford play was sold to Chesapeake. Mr. Bruheim has been involved at the board level in value creation for many energy and energy service related companies. He started his career as an executive with WesternGeco, now Schlumberger, after graduating with a master’s degree in Physics and Electronics from the Norwegian University of Science & Technology in Trondheim, Norway.

Jon Christopher Boswell. Mr. Boswell has served as President and Chief Executive Officer and a Director of our Company and its predecessors, FRI and FRIBVI, since December 2011. Prior to FRI, from 2009 to 2011, Mr. Boswell served as Chief Financial Officer for NEOS GeoSolutions, a Silicon Valley backed oilfield technology company (“NEOS”). Prior to NEOS, from August 2003 to January 2009, he served as Chief Financial Officer for Particle Drilling Technologies, an oilfield services and technology company (“Particle”). Subsequent to Mr. Boswell’s departure from Particle in January 2009 as a result of disagreements with the chief executive officer regarding the strategic direction of the company, the remaining management of the company elected to restructure the company and Particle filed for bankruptcy protection in May 2009. Particle secured financing and emerged successfully from bankruptcy on August 28, 2009. Prior to Particle, he served as Senior Vice President and Chief Financial Officer of PGS from December 1995 until October 2002. PGS grew from a small enterprise in 1994 when Mr. Boswell joined the company to a $1 billion annual revenue enterprise with a peak enterprise value of $6 billion. In all, during his tenure as CFO at PGS, Mr. Boswell directed financings for over $3 billion of capital expenditures to facilitate PGS’ growth. Additionally during 1995, Mr. Boswell and other senior executives at PGS developed the concept to create a unique oil and gas company using a non-exclusive license in PGS’ seismic data library as seed capital. This company became Spinnaker Exploration Company, which was then sold to Statoil for approximately $2.5 billion. Mr. Boswell began his career at Arthur Andersen & Co. and later served in management positions with PriceWaterhouse, LLP in Houston, Texas. Mr. Boswell is a 1985 graduate of the University of Texas at Austin.

Carlos A. Fernandez. Mr. Fernandez has served as a member of the Board of our Company and its predecessors since December 2011. Mr. Fernandez has 35 years of experience in the oil and gas industry and over 30 years of experience in various executive management and sales positions. From January 2010 to present, he has worked as General Manager – Latin America for NEOS. From April 2006 to November 2009, he served as Senior Vice President Business Development for 3D-Geo. While at 3D-Geo, Mr. Fernandez led the formation of the Kaleidoscope seismic imaging project, a partnership among Repsol, 3D-Geo, Stanford University, IBM, and the Barcelona Supercomputing Center. From 1996 to March 2006, he served as General Manager – Latin America for Paradigm Geophysical. From 1990 to 1995, Mr. Fernandez served as President of Petroleum Information Argentina. From 1979 through 1990, he held various leadership positions with seismic technology and computing companies such as Silicon Graphics. Mr. Fernandez received his degree in geophysics with honors from the National University of La Plata in Argentina. Mr. Fernandez has taught at the University for more than 10 years, contributing to the education of a significant number of geophysicists, currently working in the oil and gas industry in Latin America and around the world.

Christopher Krummel. Mr. Krummel joined our Board in January 2014. Mr. Krummel currently provides advisory services to American Industrial Partners LLC (“AIP”), and other companies focused on the global energy industry. He most recently served as the Chief Financial Officer and Vice President for EnTrans International LLC, a portfolio company of AIP. Prior to September of 2014, he served as Vice President, Controller and Chief Accounting Officer for Cameron International Corporation (“Cameron”), where he was responsible for all accounting functions, including consolidated financial reporting and SEC filings. He started at Cameron in October 2007, and previously served as Chief Financial Officer for Enventure Global Technology, a private equity backed startup. Prior to Enventure, he held financial leadership roles with Petroleum Geo-Services ASA and PriceWaterhouse LLP. He holds a BSBA in accounting from Creighton University and an MBA from The Wharton School of the University of Pennsylvania. In addition to our Board, Mr. Krummel is a director of Rebuilding Together Houston.

Ahmad Al-Sati. Mr. Al-Sati is a Managing Director of Albright, and was designated by ACM to serve on our Board in May 2014, pursuant to the Stockholder Rights Agreement. Mr. Al-Sati is an investor and restructuring professional with over 12 years of direct experience in private equity, lending transactions and other special situations in almost 20 different jurisdictions in Africa, Europe, Asia and the Americas. Prior to joining Albright in September 2012, Al-Sati was a Managing Director at Plainfield Asset Management where, most recently, he was responsible for the firm’s energy and international portfolios in industries that included consumer products, specialty finance, building products, steel, E&P cleantech and energy. Mr. Al-Sati was also Chairman of two renewable energy companies in Peru and Greece. Mr. Al-Sati began his career as an attorney with Schulte Roth & Zabel LLP, representing hedge funds and private equity firms in privately negotiated transactions. In 2003, Mr. Al-Sati joined MatlinPatterson Global Advisers LLC (“MatlinPatterson”). At MatlinPatterson, he was initially responsible for the transactional legal work, private debt trading and tax structuring and worked on a variety of private equity transactions during his time there. Mr. Al-Sati received a BA, with honors, double majoring in Economics and History from Wesleyan University in 1995, a J.D. from Columbia Law School in 2000 and an M.B.A. from the Stern School of Business in 2008.

Lap Wai Chan. Mr. Chan was designated by ACM to serve on our Board in July 2014, pursuant to the Stockholder Rights Agreement. Mr. Chan has been actively investing for over 20 years, including investment experience in Asia, Latin America, North America and Oceana. Mr. Chan joined Albright in 2011. Prior to joining Albright in 2011, Mr. Chan was the Managing Partner and international portfolio manager for MatlinPatterson Global Opportunities Funds from inception to September 2009. Prior to July 2002, Mr. Chan was a Managing Director at Credit Suisse’s Distressed Group in Hong Kong, which he established in 1997. Mr. Chan began his career at ING Barings Ltd (“ING”), most recently as Director of Asian Special Investments for ING Barings Securities (HK) Ltd, in Hong Kong from 1995 to 1997. From 1993 to 1995, he focused on South American emerging markets finance as head of EMG sales in the Tokyo office of ING, and from 1987 to 1993 he served as Vice President of EMG corporate finance, sales and trading in ING’s New York office. Mr. Chan obtained a BA with Honors from the University of Chicago in 1987. Until May 2014, Mr. Chan served as an independent board member and Chairman of the special committee of Harbinger Group Inc. He currently works exclusively with Albright on emerging markets transactions.

Donald Stoltz. Mr. Stoltz was elected to our Board on March 7, 2016 to fill the vacancy created by the resignation of Mr. Romestrand. Mr. Stoltz is Partner and head of trading of Bienville Argentina Opportunities Fund LP (“Bienville”), which is currently the holder of over 10% of the Company’s outstanding shares. Mr. Stoltz has over 16 years of experience in trading derivatives, portfolio risk management, operations and investing in public and private companies. Mr. Stoltz began his career at JPMorgan Chase in August 1999, where he worked in diverse roles such as equity derivative trading, institutional sales, interest rate swaps and foreign exchange trading until February 2009. Following JPMorgan, Mr. Stoltz was a proprietary trader at First New York Securities from February until May 2009, when he joined Bienville. Mr. Stoltz’s board experience includes two of Bienville Argentina Opportunity Fund, LP’s portfolio companies, Eco-Stim Energy Solutions and TGLT SA. Mr. Stoltz is chairman of the investment committee at Temple B’nai Jeshurun in Short Hills, NJ. He graduated with a BS in management from Pennsylvania State University in 1999.

Leonel Narea. Mr. Narea was elected to our Board on March 7, 2016 to fill the vacancy created by the resignation of Mr. Yonemoto. Mr. Narea has over 25 years of experience as an emerging markets investment banker and investment management professional. His experience in emerging markets investment banking has focused on Latin America where he has completed transactions and assignments in corporate advisory, capital markets, restructurings, structured finance and private placements for corporations and governments. Mr. Narea served as a Managing Director, Investment Banking with GMP Securities from August 2014 until February 2016. From May 2013 until June 2014, he was an Investment Officer with Wells Fargo and prior to that, he was a Managing Director with Austral Capital Partners, an emerging markets advisory boutique from July 2010 to April 2013. From January 2004 to June 2010 he was a Managing Director with UBS AG and from 2000 to 2003 he was a Director and Investment Committee member for RBS Group and RBS Asset Management focused on emerging markets fixed income and alternative investments. From 1990 until 2000, Mr. Narea was a Managing Director with ING Group – ING Barings, New York in emerging markets investment banking and debt capital markets where he was Head of Debt Capital Markets – Latin America. He earned a B.A. degree in Political Science and Economics from Fordham University in New York.

Bobby Chapman. Mr. Chapman was appointed our Chief Operating Officer in December 2013. Mr. Chapman started his career with Halliburton, where he was involved in drilling and completions operations, sales, engineering, and management in offshore Gulf of Mexico and broad US land operations as well as assignments internationally offshore West Africa. His experience includes high pressure / high temperature well cementing, stimulation engineering (matrix acidizing and well stimulation ) as well as completion design including complex, extended reach, deep water well completion designs. He was author of several SPE technical papers on the use of high perm well stimulation techniques and processes. In 1998, Mr. Chapman joined Weatherford International where he spent seven years working in management positions involving all types of artificial lift and general business planning. He was responsible for the organic startup of Weatherford’s well stimulation business. Later after leaving Weatherford, he started Liberty Pressure Pumping (“Liberty”), a startup business focused on well stimulation of unconventional resources. He was involved in all phases of the business including strategic planning, financial planning, equipment design, sales, engineering and management. Liberty’s niche was supplying well stimulation operations to the Barnett Shale but later expanding to other unconventional basins in the United States. In 2007, Liberty was sold to Trican Well Service (“Trican”) for in excess of $200 million. Mr. Chapman was retained by Trican to serve as President of the United States region. He resigned from Trican in September 2012. During this time Trican grew to add several operating regions and also expanded product line offerings to include cementing services and coil-tubing services. Mr. Chapman is a 1979 graduate of Louisiana State University with a B.S. degree in Petroleum Engineering.

Alexander Nickolatos. Mr. Nickolatos became our Chief Financial Officer in December 2013 and was appointed in July 2014 as our Assistant Secretary. Prior to being appointed our Chief Financial Officer, Mr. Nickolatos has served as Controller of the Company’s predecessors, FRI and FRIBVI, since July 2012. From March, 2006 until June 2012, Mr. Nickolatos served as the Director of Financial Planning and Analysis at NEOS. During his time at NEOS, he also served as Controller and Treasurer, and oversaw oil and gas accounting and finance operations in over seven countries, including Argentina. In conjunction with this role, he helped to raise and manage over $500 million from private investors, including Bill Gates, Kleiner Perkins, and Goldman Sachs. He was instrumental in implementing the company’s subsidiary exploration activities in Argentina, eventually forming an assignment of two concessions to ExxonMobil. Prior to joining NEOS, he worked for Arthur Andersen and PricewaterhouseCoopers. Mr. Nickolatos is a Certified Public Accountant, and holds a BBA degree, summa cum laude, from Walla Walla University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, officers and beneficial owners of 10 percent or more of our common stock (“Reporting Persons”) are required to report to the SEC on a timely basis the initiation of their status as a Reporting Person and any changes with respect to their beneficial ownership of our common units. Based solely on a review of Forms 3, 4 and 5 (and any amendments thereto) furnished to us, we have concluded that no Reporting Persons were delinquent with respect to their reporting obligations, as set forth in Section 16(a) of the Exchange Act, except one report on Form 4 relating to the vesting of restricted stocks on January 11, 2015 was filed late by each of Mr. Alexander Nickolatos and Mr. Carlos Fernandez on November 16, 2015.

Director Qualifications and Board Leadership Structure

Mr. Bruheim has significant operational experience in the oilfield services industry and brings both a practical understanding of the industry as well as hands-on experience at building companies in this sector. He currently serves on several other boards of directors and as Chief Executive Officer of companies operating in our industry and brings experience with young growing companies to our Board, which adds significant value. Mr. Boswell also has a track record as an executive officer in this industry and has been part of starting and building multiple companies with this oilfield service sector. He also brings a strong financial background to our Board. Mr. Fernandez has significant experience at starting and growing oilfield service companies with a particular emphasis on the Latin American market and specifically in Argentina. His experience at navigating cross border business agreements and relationships is of particular value to our Board. Mr. Krummel has significant financial experience in the industry with previous roles as Chief Financial Officer and Chief Accounting Officer with public companies where he was responsible for all accounting functions, including consolidated financial reporting and SEC filings. Mr. Al-Sati is an investor and restructuring professional with over 12 years of direct experience in private equity, lending transactions and other special situations in almost 20 different jurisdictions in Africa, Europe, Asia and the Americas. Mr. Chan has extensive investment experience, including investment experience in Asia, Latin America, North America and Oceana. His experience in and understanding of emerging markets transactions in an international context should add significant value to our Board. Mr. Stoltz has experience in trading derivatives, portfolio risk management, interest rate swaps and foreign exchange trading. Mr. Narea has completed transactions and assignments in corporate advisory, capital markets, restructurings, structured finance and private placements for corporations and governments in Latin America.

Committees of the Board of Directors

The Board has three standing committees: the Audit Committee, the Compensation Committee and the Nominating Committee.

Audit Committee

Mr. Christopher Krummel has served as chairman of the Audit Committee since January 2014, and Mr. Bjarte Bruheim is also currently a member of the Audit Committee. Mr. Jogeir Romestrand served as a member of the Audit Committee until he resigned from our Board on March 7, 2016. On March 7, 2016, our Board, based on the Nominating Committee’s recommendation, appointed Mr. Leonel Narea to serve as a member of the Audit Committee, filling the vacancy created by the resignation of Mr. Romestrand from the Board. As required by the rules of the SEC and listing standards of the NASDAQ, the Audit Committee consists solely of independent directors. In addition, our Board has determined that Mr. Krummel qualifies as an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K.

The Audit Committee oversees, reviews, acts on and reports on various auditing and accounting matters to the Company’s Board, including:

●	overseeing the accounting and financial reporting processes of the Company and audits of the Company’s financial statements;

●	overseeing the quality, integrity and reliability of the financial statements and other financial information the Company provides to any governmental body or the public;

●	overseeing the Company’s compliance with legal and regulatory requirements;

●	overseeing the independent auditors’ qualifications, independence and performance;

●	overseeing the Company’s systems of internal controls regarding finance, accounting, legal compliance and ethics that management and the Board have established; and

●	providing an open avenue of communication among the independent auditors, financial and senior management, and the Board, always emphasizing that the independent auditors are accountable to the Audit Committee.

The Company has an Audit Committee Charter defining the committee’s primary duties, which is available on the Company’s website at www.ecostim-es.com in the “Corporate Governance” subsection in the “Investors” section. The Audit Committee held 10 meetings during the fiscal year ended December 31, 2015.

Compensation Committee

Mr. Christopher Krummel has served as chairman of the Compensation Committee since March 2015, and Mr. Ahmad Al-Sati is also a current member of the Compensation Committee. On March 7, 2015, our Board appointed Mr. Donald Stoltz to serve as an additional member of the Compensation Committee. Our Board has determined that all members of the Compensation Committee meet the non-employee director definition of Rule 16b-3 promulgated under Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the outside director definition of Section 162(m) of the Internal Revenue Code of 1986, as amended, and the independence standards of the applicable NASDAQ Stock Market Rules.

The Compensation Committee assists our Board in carrying out its responsibilities with respect to (i) employee compensation, benefit plans, and employee stock programs and (ii) matters relating to the compensation of persons serving as senior management and the Chief Executive Officer of the Company. The Compensation Committee determines and approves the total compensation of the Chief Executive Officer and senior management based on its evaluation of the performance the Chief Executive Officer and senior management in light of certain goals and objectives as well as input from the Nominating Committee, and with respect to senior management, the Compensation Committee also considers input from the Chief Executive Officer. The Compensation Committee has broad delegating authority, including the authority to delegate to subcommittees as it deems appropriate, to delegate to one or more executive officers to approve equity compensation awards under established equity compensation plans of the Company to employees and officers of the Company other than those subject to Section 16 of the Exchange Act and to delegate any non-discretionary administrative authority under Company compensation and benefit plans consistent with any limitations specified in the applicable plans.

The Company has a Compensation Committee Charter defining the committee’s primary duties, which is available on the Company’s website at www.ecostim-es.com in the “Corporate Governance” subsection in the “Investors” section. The Compensation Committee held two meetings during the fiscal year ended December 31, 2015.

Nominating Committee

Mr. Jogeir Romestrand has served as chairman of the Nominating Committee since March 2015, and Mr. Bjarte Bruheim and Mr. John Yonemoto served as members of the Nominating Committee until Mr. Romestrand and Mr. Yonemoto resigned from our Board on March 7, 2016. Mr. Bjarte Bruheim became the chairman of the Nominating Committee on March 7, 2016. On March 7, 2016, our Board appointed Mr. Ahmad Al-Sati and Mr. Stoltz to serve as members of the Nominating Committee, filling the vacancies created by the resignation of Jogeir Romestrand and John Yonemoto from the Board.

The Nominating Committee identifies, evaluates and nominates qualified candidates for appointment or election to the Company’s Board. In identifying, evaluating and recommending director nominees to the Board, the Nominating Committee identifies persons who possess the integrity, leadership skills and competency required to direct and oversee the Company’s management in the best interests of its shareholders, customers, employees, communities it serves and other affected parties. A candidate must be willing to regularly attend Board meetings and if applicable, committee meetings, to participate in Board development programs, to develop a strong understanding of the Company, its businesses and its requirements, to contribute his or her time and knowledge to the Company and to be prepared to exercise his or her duties with skill and care. While the Board does not have a formal policy on diversity, in selecting nominees, the Nominating Committee seeks to have a Board that represents a diverse range of perspectives and experience relevant to the Company.

The Company has a Nominating Committee Charter defining the committee’s primary duties, which is available on the Company’s website at www.ecostim-es.com in the “Corporate Governance” subsection in the “Investors” section. The functions of the Nominating Committee, which are discussed in detail in its charter, include (i) developing a pool of potential directorial candidates for consideration in the event of a vacancy on the Board, (ii) screening directorial candidates in accordance with certain guidelines and criteria set forth in its charter and (iii) recommending nominees to the Board. The Nominating Committee held three meetings during the fiscal year ended December 31, 2015.

The Nominating Committee seeks recommendations from our existing directors to identify potential candidates to fill vacancies on our Board. The Nominating Committee will also consider nominee recommendations properly submitted by stockholders in accordance with the procedures outlined in our bylaws, on the same basis as candidates recommended by the Board and other sources. For stockholder nominations of directors for the Annual Meeting, nominations must be made in writing and delivered to the Secretary of the Company at 2930 W. Sam Houston Pkwy N., Suite 275, Houston, Texas 77043. Nominations must be received by the Secretary of the Company no later than the earlier of the close of business on the tenth (10th) day following the day on which such notice of the date of the Annual Meeting was mailed or such public disclosure was made, whichever first occurs, or (b) two (2) days prior to the date of the Annual Meeting.

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

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
Jon Christopher Boswell –	2015	200,000	96,000			—	—	25,250	321,250
Chief Executive Officer	2014	200,000	—	188,000	46,266	—	—	16,000	450,266

Bobby Chapman –	2015	200,000	43,000		—	—	—	24,150	267,150
Chief Operating Officer	2014	200,000	—	223,000	—	—	—	16,000	439,000

Carlos Fernandez –	2015	200,000	90,000		—	—	—	12,054	302,054
Executive Vice President- Corporate Business Development and General Manager Latin America (1)	2014	166,000	—	819,000		—	—	—	985,000

Alexander Nickolatos –	2015	200,000	85,000		—	—	—	25,250	310,250
Chief Financial Officer and Assistant Secretary	2014	200,000	—	437,500	—	—	—	10,000	647,500

(1)	Mr. Fernandez was appointed our Executive Vice President-Corporate Business Development and General Manager Latin America on July 9, 2014. The compensation reported for Mr. Fernandez for 2014 reflects compensation earned by him as a consultant of our Company prior to July 1, 2014 and compensation earned by him as an employee of our Company after July 1, 2014.

(2)	The amounts in this column reflect the aggregate grant date fair value of all stock awards calculated in accordance with FASB ASC Topic 718. See Part II – Item 8 – Financial Statements and Supplemental Data –Notes to consolidated financial data – Note 14 – Stock-Based Compensation” for additional information regarding the assumptions used to calculate the grant date fair value of the stock awards. The stock awards granted to Messrs. Boswell, Chapman, Fernandez and Nickolatos in 2014 were awards of restricted stock under our 2013 Stock Incentive Plan. We did not grant any stock awards to our named executive officers in 2015.

(3)	The amount in this column reflects the aggregate grant date fair value of all option awards calculated in accordance with FASB ASC Topic 718. See Part II – Item 8 – Financial Statements and Supplemental Data – Notes to consolidated financial data – Note 14 – Stock-Based Compensation” for additional information regarding the assumptions used to calculate the fair value of the option awards. We did not grant any option awards to our named executive officers in 2015.

(4)	Amounts reported in the “All Other Compensation” column consist of (a) with respect to all named executive officers, employer matching contributions to our tax-qualified Section 401(k) retirement savings plan and (b) with respect to Messrs. Boswell, Chapman and Nickolatos, a monthly car allowance.

Narrative Disclosure to Summary Compensation Table

Employment Agreements. We have entered into employment agreements with each of our named executive officers. The following summary details the material terms of the employment agreements:

Jon Christopher Boswell. Mr. Boswell’s employment agreement provides for a term of employment through November 24, 2015, with a renewal provision that automatically extends the term of Mr. Boswell’s employment for an additional year unless either party provides written notice of non-renewal. We currently pay Mr. Boswell a base salary of $200,000 per year. Mr. Boswell is also eligible to receive a $1,000.00 monthly car allowance and a discretionary bonus to be determined by the Board, within its sole discretion, up to a maximum of 100% of his base salary. The employment agreement also contains severance provisions, which are discussed below under “Additional Narrative Disclosure—Potential Payments Upon Termination or a Change in Control”. The employment agreement provides that during the term of the agreement and for twelve (12) months or six (6) months, respectively, after the termination of Mr. Boswell’s employment (for whatever reason), Mr. Boswell will not compete with us or solicit our customers or our employees. The employment agreement also provides for the nondisclosure of any confidential information relating to us by Mr. Boswell.

Bobby Chapman Mr. Chapman’s employment agreement, as amended on October 8, 2015, provides for a term of employment through November 3, 2016, with a renewal provision that automatically extends the term of Mr. Chapman’s employment for an additional year unless either party provides written notice of non-renewal. As of January 1, 2016, we pay Mr. Chapman a base salary of $150,000 per year. As of January 1, 2016, Mr. Chapman is also eligible to receive a $1,000.00 monthly car allowance and a discretionary bonus to be determined by the Board, within its sole discretion, up to a maximum of 50% of his base salary. The employment agreement also contains severance provisions, which are discussed below under “Additional Narrative Disclosure—Potential Payments Upon Termination or a Change in Control”. The employment agreement provides that during the term of the agreement and for twelve (12) months or six (6) months, respectively, after the termination of Mr. Chapman’s employment (for whatever reason), Mr. Chapman will not compete with us or solicit our customers or our employees. The employment agreement also provides for the non-disclosure of any confidential information relating to us by Mr. Chapman.

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

Alexander Nickolatos. Mr. Nickolatos’ employment agreement provides for an original term of employment that ended on June 30, 2014, which term has automatically extended for an additional year in accordance with a renewal provision that automatically extends the term of Mr. Nickolatos’ employment for an additional year unless either party provides written notice of non-renewal. We currently pay Mr. Nickolatos a base salary of $200,000 per year. Mr. Nickolatos is also eligible to receive a $1,000.00 monthly car allowance and a discretionary bonus to be determined by the Board, within its sole discretion, up to a maximum of 50% of his base salary. The employment agreement also contains severance provisions, which are discussed below under “Additional Narrative Disclosure –Potential Payments Upon Termination or a Change in Control”. The employment agreement also provides that during the term of the agreement and for six (6) months after the termination of Mr. Nickolatos’ employment (for whatever reason), Mr. Nickolatos will not compete with us or solicit our customers or our employees. The employment agreement also provides for the non-disclosure of our confidential information by Mr. Nickolatos.

Outstanding Equity Awards at 2015 Fiscal Year End

The following table presents, for each named executive officer, information regarding outstanding option awards and stock awards held as of December 31, 2015.

	OPTION AWARDS						STOCK AWARDS
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (2)	Market Value of Shares of Stock That Have Not Vested ($) (3)
Jon Christopher Boswell	30,048	—		—	3.33	28-Aug-22
	125,000	—			6.00	24-Oct-23
	4,250	12,750	(1)	—	6.00	11-Jul-24	27,750	86,858
Bobby Chapman	100,000	—		—	6.00	4-Nov-23	30,000	93,900
Carlos Fernandez	22,318	—		—	3.33	28-Aug-22	90,000	281,700
	10,000	—		—	6.00	24-Oct-23
Alexander Nickolatos	4,083	—		—	0.33	1-Jul-22
	5,015	—		—	3.33	28-Aug-22
	25,000	—		—	6.00	24-Oct-23	53,750	168,238

(1)	These options held by our named executive officers previously vested as to 25 percent of each award on July 11, 2015 and the remaining 75 percent of each award will become vested and exercisable in three equal annual installments on July 11, 2016, July 11, 2017 and July 11, 2018 so long as the named executive officer remains employed by us on each such date.

(2)	Includes (a) awards of restricted stock held by our named executive officers that previously vested as to 25 percent of each award on July 11, 2015 and consist of the following number of remaining shares that will become vested in three remaining equal annual installments on July 11, 2016, July 11, 2017 and July 11, 2018 so long as the named executive officer remains employed by us on each such date: (i) Mr. Boswell – 12,750, (ii) Mr. Chapman – 22,500, (iii) Mr. Fernandez – 30,000 and (iv) Mr. Nickolatos – 22,500; (b) awards of restricted stock held by our named executive officers that previously vested as to 25 percent of each award on December 1, 2015 and consist of the following number of remaining shares that will become vested in three remaining equal annual installments on December 1, 2016, December 1, 2017 and December 1, 2018 so long as the named executive officer remains employed by us on each such date: (i) Mr. Boswell – 15,000, (ii) Mr. Chapman – 7,500, (iii) Mr. Fernandez – 22,500 and (iv) Mr. Nickolatos – 18,750; and (c) awards of restricted stock held by our named executive officers that previously vested as to 50 percent of each award on January 11, 2015 and July 11, 2015 and consist of the following number of remaining shares that have become or will become vested in two remaining equal semi-annual installments on January 11, 2016 and July 11, 2016 so long as the named executive officer remains employed by us on each such date: (i) Mr. Fernandez – 37,500 and (ii) Mr. Nickolatos – 12,500.

(3)	The amounts in this column reflect the closing price of our common stock on December 31, 2015 (the last trading day of fiscal year 2015), which was $3.13, multiplied by the number of outstanding shares of restricted stock.

Additional Narrative Disclosure

Retirement Benefits

As of December 31, 2015, we maintain a tax-qualified Section 401(k) retirement savings plan. This plan provides for employee contributions, employer matching contributions (5% of salary), and a discretionary profit sharing contribution. Our named executive officers are eligible to participate in our tax-qualified Section 401(k) retirement savings plan on the same basis as other employees who satisfy the plan’s eligibility requirements, including requirements relating to age and length of service. No discretionary profit sharing contributions were made during 2014 or 2015. Under this plan, participants may elect to make pre-tax contributions not to exceed the applicable statutory limitation, which was $18,000 for 2015. All employer contributions vest immediately.

Potential Payments Upon Termination or a Change in Control

The employment agreements with Messrs. Boswell, Chapman, Fernandez and Nickolatos contain severance provisions, as described below.

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

Director Compensation

We historically have not had a formal compensation package for non-employee members of our Board for their service as directors. At the time of this report, we do not anticipate establishing a formal compensation package for our non-employee directors. However, we may decide to grant an award of stock options to our non-employee directors from time to time.

In January 2014, Mr. Krummel received a grant of options to purchase 10,000 shares of our common stock at a price of $7.00 per share, vesting in four equal semi-annual installments over two years. As of December 31, 2015, the aforementioned options granted to Mr. Krummel were 75 percent exercisable.

In September, 2015, Mr. Bruheim was granted options to purchase 45,833 shares of our common stock, Mr. Krummel was granted options to purchase 47,500 shares of our common stock, Mr. Romestrand was granted options to purchase 41,667 shares of our common stock and each of Messrs. Al-Sati, Yonemoto and Lap Wai Chan was granted options to purchase 15,000 shares of our common stock, in each case, at a price of $4.75 per share and vesting in four equal semi-annual installments over two years. As of December 31, 2015, all of the options described in the preceding sentence were outstanding and fully unexercisable.

Other than the foregoing options, our non-employee directors currently do not receive any compensation specifically for their services as a director; however the Company does reimburse these directors for any travel or other business expenses related to their service as a director.

Name	Fee: Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bjarte Bruheim	—	—	45,833	—	—	—	45,833
Jogeir Romestrand	—	—	41,667	—	—	—	41,667
Christopher Krummel	—	—	47,500	—	—	—	47,500
John Yonemoto	—	—	15,000	—	—	—	15,000
Ahmad Al-Sati	—	—	15,000	—	—	—	15,000
Lap Wai Chan	—	—	15,000	—	—	—	15,000

(1)

The amount in this disclosure reflects the aggregate grant date fair value of all option awards calculated in accordance with FASB ASC Topic 718. Our non-employee directors were granted an option to purchase the following shares of our common stock in 2015: (i) Mr. Bruheim—45,833; (ii) Mr. Romestrand—41,667; (iii) Mr. Krummel—47,500; (iv) Mr. Yonemoto—15,000; (v) Mr. Al-Sati—15,000; and (vi) Mr. Chan—15,000. The options vest in four equal semi-annual installments on March 18, 2016, September 18, 2016, March 18, 2017 and September 18, 2017.

(2)

As of December 31, 2015, each of our non-employee directors held the following aggregate number of options to purchase our common stock: (i) Mr. Bruheim—143,151; (ii) Mr. Romestrand—51,667; (iii) Mr. Krummel—58,812; (iv) Mr. Yonemoto—15,000; (v) Mr. Al-Sati—15,000; and (vi) Mr. Chan—15,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

At March 16, 2016, we had 13,576,139 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 16, 2016 by:

●	each person known by us to be the beneficial owner of more than 5% of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	our named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of 2930 W. Sam Houston Pkwy N., Suite 275, Houston, TX 77043. The percentages in the table are computed using a denominator consisting of 13,576,139 shares of outstanding common stock plus the number of shares of common stock issuable upon the exercise of all outstanding options, warrants, rights or conversion privileges held by a holder which are exercisable within 60 days of March 16, 2016. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name and Address of Beneficial Owner (1)	Number of Shares		Percentage of Class (2)
5% Stockholders:
ACM Emerging Markets Master Fund I, L.P.	5,697,103	(3)	33.04%
Bienville Argentina Opportunities Master Fund, LP	2,397,388	(4)	17.66%
Hayman Capital Master Fund, LP.	2,130,000	(5)	15.69%
Gilder Gagnon Howe & Co	1,162,064	(6)	8.56%
Directors and Executive Officers:
Bjarte Bruheim	634,415	(7)	4.64%
Chairman of the Board
Jon Christopher Boswell	429,486	(8)	3.13%
Director, President and Chief Executive Officer
Carlos Fernandez	216,061	(9)	1.59%
Director, Executive Vice President-Corporate Business Development and General Manager Latin America
Bobby Chapman	137,000	(10)	1.00%
Chief Operating Officer
Alexander Nickolatos	117,598	(11)	*
Chief Financial Officer and Assistant Secretary
Christopher Krummel	34,950	(12)	*
Director
Ahmad Al-Sati	3,750	(13)	*
Director
Leonel Narea	—		*
Director
Lap Wai Chan	3,750	(14)	*
Director
Donald Stoltz	—		*
Director
Total	12,963,565		86.48%
All officers and directors as a group	1,577,010		11.53%

* indicates less than 1%.

(1)	Unless otherwise specified the address of each stockholder is 2930 West Sam Houston Parkway North, Suite 275, Houston, Texas 77043.

(2)	For each stockholder, this percentage is determined by assuming the named stockholder exercises all options which the stockholder has the right to acquire within 60 days of April 29, 2016, but that no other person exercises any options.

(3)	Includes 3,666,666 shares of common stock issuable upon conversion of the Convertible Note. Voting and dispositive power over the securities owned by ACM is held by John Yonemoto, Gregory B. Bowes, Pieter Wernink, Serdar Saginda, James O’Brien and Michael Warren, who serve on the Investment Committee of Albright Capital Management LLC, the general partner of ACM. The business address of ACM is 1101 New York Avenue, NW, Suite 900, Washington, D.C. 20005.

(4)	Based solely on Form 4 filed with the SEC by Bienville Argentina Opportunities Master Fund, LP (“Bienville”), Bienville Capital Management, LLC and BAOF GP, LLC on February 29, 2016. The business address of Bienville is 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007, Cayman Islands.

(5)	Based solely on Form 13G filed with the SEC by J Kyle Bass, Hayman Investments LLC, and Hayman Capital Management LP on February 16, 2016. The business address of each of J Kyle Bass, Hayman Investments LLC, and Hayman Capital Management is 2101 Cedar Springs Road, Suite 1400, Dallas, Texas 75201.

(6)	Based solely on Schedule 13G filed with the SEC on February 12, 2016 by Gilder Gagnon Howe & Co (“GGHC”), the securities owned by GGHC include 1,070,742 shares held in customer accounts over which partners and/or employees of GGHC have discretionary authority to dispose of or direct the disposition of the shares, 15,692 shares held in the account of the profit sharing plan of GGHC, and 75,630 shares held in accounts owned by the partners of GGHC and their families. The business address of GGHC is 3 Columbus Circle, 26th Floor, New York, NY 10019.

(7)	Includes 108,776 shares of common stock issuable upon exercise of options that are vested or will vest within 60 days of March 16, 2016.

(8)	Includes 159,298 shares of common stock issuable upon exercise of options that are vested or will vest within 60 days of March 16, 2016 and 9,250 shares of restricted stock that are vested or will vest within 60 days of March 16, 2016.

(9)	Includes 32,318 shares of common stock issuable upon exercise of options that are vested or will vest within 60 days of March 16, 2016 and 73,750 shares of restricted stock that are vested or will vest within 60 days of March 16, 2016.

(10)	Includes 100,000 shares of common stock issuable upon exercise of options that are vested or will vest within 60 days of March 16, 2016 and 10,000 shares of restricted stock that are vested or will vest within 60 days of March 16, 2016.

(11)	Includes 34,098 shares of common stock issuable upon exercise of options that are vested or will vest within 60 days of March 16, 2016 and 32,500 shares of restricted stock that are vested or will vest within 60 days of March 16, 2016.

(12)	Includes 23,187 shares of common stock issuable upon exercise of options that are vested or will vest within 60 days of March 16, 2016.

(13)	Includes 3,750 shares of common stock issuable upon exercise of options that are vested or will vest within 60 days of March 16, 2016.

(14)	Includes 3,750 shares of common stock issuable upon exercise of options that are vested or will vest within 60 days of March 16, 2016

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The following is a description of transactions since January 1, 2014 to which we have been a party, in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two years, and in which any of our executive officers, directors or holders of more than 5% of our common stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than compensation arrangements, which are described in the section above titled “Executive Compensation.”

Transactions with Our Directors, Executive Officers and Affiliates

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

In connection with and as a condition precedent for the closing of the Note Agreement, we entered into the Stockholder Rights Agreement with ACM and the Management Stockholders, including our Chief Executive Officer, our Chief Financial Officer, our Chief Operating Officer, our Secretary and General Counsel, our Vice Presidents of Marketing, our Vice President of Sales, and a member of our Board. Pursuant to the Stockholder Rights Agreement, ACM currently has the right to nominate three individuals for election to our Board. The Stockholder Rights Agreement calls for ACM and the Management Stockholders to mutually agree on a slate of five or six individuals to be nominated for election to the Board within one year after the closing date. The Stockholder Rights Agreement requires the number of individuals nominated by ACM be proportionate to ACM’s percentage of beneficial ownership of our issued and outstanding common stock (calculated on a fully diluted basis from time to time). Additionally, pursuant to the Stockholder Rights Agreement, certain members of our management have agreed not to transfer any equity securities of the Company owned by them, subject to certain limited exceptions, so long as ACM beneficially owns, in the aggregate, at least 15% of our issued and outstanding common stock; provided, however, that if such management members receive a bona fide offer from a prospective purchaser and desire to accept such offer, ACM shall have a right of first refusal to acquire such securities. Moreover, under the Stockholder Rights Agreement, for so long as ACM beneficially owns more than 15% of our issued and outstanding common stock (calculated on a fully diluted basis), ACM, subject to certain limited exceptions, has a preemptive right to purchase up to 40% of any new securities we propose to issue or sell. As a result, ACM’s preemptive right will apply to any securities we issue during an underwritten public offering on terms and conditions (including pricing terms) substantially similar to those offered by the underwriters.

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

Director Independence

The members of the Audit Committee, namely Messrs. Krummel, Bruheim and Narea, the members of the Nominating Committee, namely Messrs. Bruheim, Stoltz and Al-Sati and the three members of the Compensation Committee, namely Messrs., Krummel, Al-Sati and Stoltz, have been determined to be independent under the applicable NASDAQ Stock Market Rules and rules of the SEC. For a discussion of independence standards applicable to our Board and factors considered by our Board in making its independence determinations, please refer to “Committees of the Board of Directors” included under Part III, Item 10 of this Form 10-K.

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional audit services performed by Whitley Penn LLP for the audit of our annual financial statements for the fiscal year ended December 31, 2015 and 2014.

	2015	2014
Audit Fees (1)	$243,327	$127,210
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$243,327	$127,210

(1)	Audit fees include professional services rendered for (i) the audit of our annual financial statements for the fiscal years ended December 31, 2015 and 2014, (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years and (iii) the reviews of the S-1 filed during 2014 and 2015.

Pre-Approval Policies

It is the policy of our Board that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Board. Our Board pre-approved all services, audit and non-audit, provided to us by Whitley Penn LLP for 2014 and 2015.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

(a)	Exhibits.

2.1	Agreement and Plan of Reorganization dated September 18, 2013 by and between Vision Global Solutions, Inc., FRI MergerSub, Inc. and FracRock International Inc. (incorporated by reference to our Schedule 14A filed on October 22, 2013)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on November 26, 2013).

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2014).

3.3	Certificate of Merger by and between FRI Merger Sub, Inc. and FracRock International, Inc. (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

4.1	Registration Rights Agreement, dated as of May 28, 2014, by and among Eco-Stim Energy Solutions, Inc. and the parties named therein (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2014).

4.2	Stockholder Rights Agreement, dated as of May 28, 2014, by and among Eco-Stim Energy Solutions, Inc. and the parties named therein (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2014).

10.1	Employment Agreement dated November 25, 2013 by and between FracRock, Inc. and J. Christopher Boswell (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

10.2	Employment Agreement dated November 4, 2013 by and between FracRock, Inc. and Bobby Chapman (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).
10.3	First Amendment to Employment Agreement date October 8, 2015 by and between EcoStim, Inc., and Bobby Chapman (incorporated by reference to our Current Report on Form 8-K filed on November 12, 2015).

10.4	Employment Agreement dated July 1, 2012 by and between Frac Rock International, Inc., predecessor-by-merger to FracRock International, Inc. and Alexander Nickolatos (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

10.5	Form Stock Option Agreement under Stock Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

10.6	Form Restricted Stock Agreement under Stock Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

10.7	2013 Stock Incentive Plan assumed in connection with the Merger (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

10.8	Coiled Tubing Asset Package Lease Agreement dated December 21, 2013 by and between Impact Engineering, A.S. and Tango Rock S.A. (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

10.9†	Purchase Order dated January 8, 2014 by and between Eco-Stim Energy Solutions, Inc. and Stewart & Stevenson Manufacturing Technologies LLC (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

10.10	Common Stock Purchase Warrant dated December 31, 2013 issued by Eco-Stim Energy Solutions, Inc. to Impact Engineering, A.S. (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

10.11	Consulting Agreement dated September 1, 2012 by and between Frac Rock International, Inc., predecessor-by-merger to FracRock International, Inc., and Carlos A. Fernandez (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

10.12	Convertible Note Facility Agreement dated as of May 28, 2014, by and between Eco-Stim Energy Solutions, Inc. and ACM Emerging Markets Master Fund I, L.P. (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2014).
10.13

First Amendment to the Convertible Note Facility Agreement dated as of May 28, 2015, by and between Eco-Stim Energy Solutions, Inc. and ACM Emerging Markets Master Fund I, L.P. (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2015).

10.14	Securities Purchase Option Agreement, dated as of May 28, 2014, by and among Eco-Stim Energy Solutions, Inc. and ACM Emerging Markets Master Fund I, L.P. (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2014).

10.15	Assignment and Assumption Agreement dated as of May 28, 2014, by and between Eco-Stim Energy Solutions, Inc. and Viking Rock AS (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2014).

10.16	Exclusive Sales Agreement dated as of April 30, 2014, by and between Eco-Stim Energy Solutions, Inc. and Fotech Oil & Gas Solutions Limited (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 12, 2014).

10.17	Employment Agreement, dated as of July 1, 2014, by and between Eco-Stim Energy Solutions, Inc. and Carlos A. Fernandez (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 12, 2014).

10.18	Purchase Order, dated as of July 31, 2014, by and between Viking Rock AS and Feadar S.A. (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 12, 2014).

10.19	2015 Stock Incentive Plan (incorporated by reference to our Proxy Statement on Definitive Schedule 14A filed on June 2, 2015).

14.0	Code of Business Conduct and Ethics (incorporated by reference to our Registration Statement on Form S-1 filed on November 14, 2014).

21.1	Subsidiaries of the registrant (incorporated by reference to our Registration Statement on Form S-1 filed on July 25, 2014).

23.1*	Consent of Independent Registered Public Accounting Firm (Whitley Penn LLP.)

31.1*	Rule 13(a)-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13(a)-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

*	Filed herewith.
†	Confidential treatment has been requested for portions of this exhibit. The omitted information has been filed separately with the SEC pursuant to our application for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2016	ECO-STIM ENERGY SOLUTIONS, INC.

	By:	/s/ Jon Christopher Boswell
Jon Christopher Boswell
President and Chief Executive Officer

	By:	/s/ Alexander Nickolatos
Alexander Nickolatos
Chief Financial Officer and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jon Christopher Boswell
Jon Christopher Boswell	Director, President and Chief Executive Officer	March 17, 2016

/s/ Alexander Nickolatos
Alexander Nickolatos	Chief Financial Officer and Assistant Secretary	March 17, 2016

/s/ Bjarte Bruheim
Bjarte Bruheim	Executive Chairman	March 17, 2016

/s/ Bobby Chapman
Bobby Chapman	Chief Operating Officer	March 17, 2016

/s/ Donald Stoltz
Donald Stoltz	Director	March 17, 2016

/s/ Leonel Narea
Leonel Narea	Director	March 17, 2016

/s/ Ahmad Al-Sati
Ahmad Al-Sati	Director	March 17, 2016

/s/ Lap Chan
Lap Chan	Director	March 17, 2016

/s/ Carlos A. Fernandez
Carlos A. Fernandez	Director, Executive Vice President - Global Business Development and General Manager - Latin America	March 17, 2016

/s/ Christopher Krummel
Christopher Krummel	Director	March 17, 2016

