Form 10-Q
period 2016-03-31
Eco-Stim Energy Solutions, Inc.
filed 2016-05-13
CIK 1135657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The registrant had 13,576,139 shares of common stock outstanding at May 13, 2016

i

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the anticipated future results or financial condition expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include but are not limited to:

●	the cyclical nature of the oil and natural gas industry;

●	the potential for our oil-company customers to backward-integrate by starting their own well service operations;

●	the potential for excess capacity in the oil and natural gas service industry;

●	dependence on the spending and drilling activity by the onshore oil and natural gas industry;

●	competition within the oil and natural gas service industry;

●	concentration of our customer base and fulfillment of existing customer contracts;

●	our ability to maintain pricing and obtain contracts;

●	deterioration of the credit markets;

●	our ability to raise additional capital to fund future and committed capital expenditures;

●	increased vulnerability to adverse economic conditions due to indebtedness;

●	our limited operating history on which investors may evaluate our business and prospects;

●	our ability to obtain raw materials and specialized equipment;

●	technological developments or enhancements;

●	asset impairment and other charges;

●	our ability to identify, make and integrate acquisitions;

●	ACM Emerging Markets Master Fund I, L.P. (together with Albright Capital Management LLC, collectively “ACM”) and management control over stockholder voting;

●	loss of key executives;

●	the ability to employ skilled and qualified workers;

●	work stoppages and other labor matters;

●	hazards inherent to the oil and natural gas industry;

●	inadequacy of insurance coverage for certain losses or liabilities;

●	delays in obtaining required permits;

●	ability to import equipment or spare parts into Argentina on a timely basis;

●	regulations affecting the oil and natural gas industry;

●	legislation and regulatory initiatives relating to well stimulation;

●	future legislative and regulatory developments;

●	foreign currency exchange rate fluctuations;

●	effects of climate change;

●	volatility of economic conditions in Argentina;

●	market acceptance of turbine pressure pumping technology;

●	the profitability of our customers for shale oil and gas as commodity prices decrease;

●	risks of doing business in Argentina and the United States; and

●	costs and liabilities associated with environmental, occupational health and safety laws, including any changes in the interpretation or enforcement thereof.

For additional information regarding known material factors that could affect our operating results and performance, please read (1) “Risk Factors” in Part II—Item 1A of this Form 10-Q, as well as “Part I—Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and (2) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I—Item 2 of this Form 10-Q, as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Should one or more of these known material risks occur, or should the underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statement.

We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or over which we have no control. We caution you against putting undue reliance on forward looking statements or projecting any future results based on such statements. When considering our forward-looking statements, you should keep in mind the cautionary statements in this Form 10-Q, which provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those contained in any forward-looking statement.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,259,235	$11,742,489
Accounts receivable	3,821,370	8,155,264
Inventory	1,718,389	1,546,463
Prepaids	2,728,463	3,328,265
Other assets	45,945	48,648
Total current assets	18,573,402	24,821,129
Property, plant and equipment, net	38,439,875	37,142,578
Other non-current assets	488,633	488,633
Total assets	$57,501,910	$62,452,340
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,929,532	$1,112,812
Accrued expenses	4,635,240	3,843,497
Short-term notes payable	156,445	—
Current portion of long term notes payable	890,315	2,825,428
Current portion of capital lease payable	710,938	686,624
Total current liabilities	8,322,470	8,468,361
Non-current liabilities:
Long-term notes payable	21,783,744	21,737,403
Long-term capital lease payable	1,316,112	1,485,686
Total non-current liabilities	23,099,856	23,223,089
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 13,597,989 issued and 13,576,139 outstanding at March 31, 2016 and 13,572,989 issued and 13,566,050 outstanding at December 31, 2015	13,597	13,572
Additional paid-in capital	57,523,084	57,302,953
Treasury stock, at cost; 21,850 common shares at March 31, 2016 and 6,939 common shares at December 31, 2015	(57,469)	(20,294)
Accumulated deficit	(31,399,628)	(26,535,341)
Total stockholders’ equity	26,079,584	30,760,890
Total liabilities and stockholders’ equity	$57,501,910	$62,452,340

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues	$1,833,905	$2,891,693
Operating cost and expenses:
Cost of services	2,236,127	3,159,537
Selling, general, and administrative expenses	1,573,264	1,576,855
Research and development	168,456	241,546
Depreciation and amortization expense	904,230	746,284
Total operating costs and expenses	4,882,077	5,724,222
Operating loss	(3,048,172)	(2,832,529)
Other income (expense):
Gain on sale of trading securities	—	285,513
Interest expense	(1,194,711)	(984,195)
Other expense	(549,168)	(131,733)
Total other expense	(1,743,879)	(830,415)
Provision for income taxes	(72,236)	—
Net loss	$(4,864,287)	$(3,662,944)
Basic and diluted loss per share	$(0.36)	$(0.59)
Weighted average number of common shares outstanding-basic and diluted	13,579,094	6,210,428

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Three Months Ended March 31, 2016

(Unaudited)

	Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2015	13,566,050	$13,572	$57,302,953	$(20,294)	$(26,535,341)	$30,760,890
Treasury Stock	(14,911)		—	(37,175)	—	(37,175)
Stock based compensation	25,000	25	220,131	—	—	220,156
Net loss	—	—	—	—	(4,864,287)	(4,864,287)
Balance at March 31, 2016	13,576,139	$13,597	$57,523,084	$(57,469)	$(31,399,628)	$26,079,584

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net loss	$(4,864,287)	$(3,662,944)
Depreciation and amortization	904,230	746,284
Amortization of debt discount and loan origination cost	63,886	63,883
Stock based compensation	220,156	403,506
Gain on the sale of trading securities	—	(285,513)
Changes in operating assets and liabilities:
Accounts receivable	4,333,894	(2,251,531)
Inventory	(171,926)	137,036
Prepaids and other assets	602,503	(87,797)
Accounts payable and accrued expenses	639,130	1,421,858
Net cash provided by (used in) operating activities	1,727,586	(3,515,218)
Investing Activities
Purchases of equipment	(1,141,018)	(2,105,200)
Proceeds from sale of trading securities	—	2,645,690
Purchase of trading securities	—	(999,410)
Net cash used in investing activities	(1,141,018)	(458,920)
Financing Activities
Proceeds from sale of common stock	—	6,045,412
Sale of common stock issuance cost	—	(814,062)
Proceeds from notes payable	194,611	400,000
Payments on notes payable	(2,064,455)	(533,542)
Payments on capital lease	(162,803)	(141,649)
Purchase of treasury stock	(37,175)	—
Net cash provided by (used in) by financing activities	(2,069,822)	4,956,159
Net increase (decrease) in cash and cash equivalents	(1,483,254)	982,021
Cash and cash equivalents, beginning of period	11,742,489	7,013,556
Cash and cash equivalents, end of period	$10,259,235	$7,995,577
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$107,036	$104,633
Cash paid during the year for income taxes	$48,429	$—
Non-cash transactions
Property plant and equipment additions in accrued expenses	$1,071,907	$71,529

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2016
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

Note 2 – Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2015 consolidated balance sheet was derived from audited financial statements, but does not include all the disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the Company’s opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015, a copy of which was filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Revenue Recognition

The Company’s revenue is heavily dependent on three major customers. All revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured as follows:

Well Stimulation Revenue

The Company provides well stimulation services based on contractual arrangements, such as term contracts and pricing agreements, or on a spot market basis. Revenue will be recognized and customers will be invoiced upon the completion of each job, which can consist of one or more stimulation stages.

Under term pricing agreement, customers commit to targeted utilization levels at agreed-upon pricing, but without termination penalties or obligations to pay for services not used by the customer. In addition, the agreed-upon pricing is typically subject to periodic review.

Spot market basis agreements are based on an agreed-upon hourly spot market rate. The Company also charges fees for setup and mobilization of equipment depending on the job, additional equipment used on the job, if any, and materials that are consumed during the well stimulation process. Generally, these fees and other charges vary depending on the equipment and personnel required for the job and market conditions in the region in which the services are performed.

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

Net Loss per Common Share

For the three months ended March 31, 2016 and 2015, the weighted average shares outstanding excluded certain stock options and potential shares from convertible debt of 4,404,632 and 4,006,714, respectively, from the calculation of diluted earnings per share because these shares would be anti-dilutive. Anti-dilutive warrants of 100,000 for each of the three months ended March 31, 2016 and 2015 were also excluded from the calculation.

Accounts Receivable

Accounts receivable are stated at amounts management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At March 31, 2016 and 2015, the Company did not have an allowance for doubtful accounts.

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

Major Customers and Concentration of Credit Risk

The majority of the Company’s business is conducted with major and independent oil and gas companies in Argentina. The Company evaluates the financial strength of its customers and provides allowances for probable credit losses when deemed necessary. The Company derives a large amount of revenue from a small number of major and independent oil and gas companies.

We derive a significant portion of our revenue from a limited number of major clients. For the three months ended March 31, 2016, three major customers accounted for approximately 99.3% of our services revenue. Our accounts receivable, at March 31, 2016 were concentrated, with major customers representing 93.2%. YPF represents our largest customer.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which amends the current presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. The amendments are to be applied retrospectively and are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, but early adoption is permitted. We adopted ASU 2015-03 during the quarter ended March 31, 2016 resulting in reclassification of short-term debt issuance cost of $185,362 and $185,362 as of March 31, 2016 and December 31, 2015 respectively; and long-term debt issuance cost of $216,256 and $262,597 as of March 31, 2016 and December 31, 2015 respectively.

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

Note 3 – Accounts Receivable

	March 31, 2016	December 31, 2015
Billed	$1,198,397	$2,386,863
Unbilled	2,622,973	5,768,401
Total accounts receivable	$3,821,370	$8,155,264

Note 4 – Stock-Based Compensation

The Company has two stock incentive plans, the 2013 Stock Incentive Plan (the “2013 Plan”) and the 2015 Stock Incentive Plan (the “2015 Plan”), for the granting of stock-based incentive awards, including incentive stock options, non-qualified stock options and restricted stock, to employees, consultants and members of the Company’s board of directors (the “Board”). The 2013 Plan was adopted in 2012 and amended in 2013 and authorizes 1,000,000 shares to be issued under the 2013 Plan. The 2015 Plan, f/k/a “the 2014 Stock Incentive Plan,” was adopted in 2014; in 2015 it was amended and 500,000 additional shares were authorized, resulting in a maximum of 1,000,000 shares being authorized for issue under the modified 2015 Plan. Both the 2013 Plan and the 2015 Plan have been approved by the shareholders of the Company. As of March 31, 2016, 48,328 shares were available for grant under the 2013 Plan and 665,000 shares were available for grant under the 2015 Plan.

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

During the three months ended March 31, 2016 and 2015, the Company recorded $220,156 and $403,506, respectively, of stock-based compensation, which is included in cost of services, selling, general and administrative expense, and research and development in the accompanying condensed consolidated statements of operations. Total unamortized stock-based compensation expense at March 31, 2016 was $1,164,335 and will be fully expensed through 2019.

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

The minimum present value of the lease payments is $3.1 million with a 60-month term and implied interest of 14%. The next four years of lease payments are scheduled as follows:

Capital Lease Payments
2016	$732,950
2017	977,267
2018	977,267
Total future payments	2,687,484
Less debt discount due to warrants	(192,960)
Less amount representing interest	(467,474)
2,027,050
Less current portion of capital lease obligations	(710,938)
Capital lease obligations, excluding current installments	$1,316,112

Operating Leases

The combined future minimum lease payments as of March 31, 2016 are as follows:

Operating Leases
2016	$400,208
2017	280,548
Thereafter	—
Total	$680,756

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

As of March 31, 2016, the Company has drawn down the full $22 million available under the Note Agreement, which was primarily used for capital expenditures, certain working capital needs and approved operating budget expenses. The balance for accrued interest at March 31, 2016, was $2,599,013.

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

All obligations under the Note Agreement are secured by liens on substantially all of the assets of the Company and have subsidiary guarantees and pledges of the capital stock of the subsidiary guarantors subject to certain terms and exceptions. From time to time, management has obtained amendments and waivers to the agreement to accommodate and adapt to the changing business environment. Management believes that the Company will be in compliance with the amended covenants, but there can be no assurance that the Company will achieve such compliance. Failure to comply with these covenants could result in an event of default which, if not cured or waived, would have a material adverse effect on us. The Company was in compliance with all covenants as of March 31, 2016.

On October 10, 2014, the Company entered into an equipment purchase agreement for the TPU equipment and related spare parts for a total purchase price of approximately $6,500,000, of which $4,100,000 has been financed. The total amount financed, including any accrued interest, was to become due and payable on April 1, 2015. On March 12, 2015, the Company amended the agreement to add a blender, two data vans and a manifold at an increased cost of $400,000, and amended the due date of the final payment to March 31, 2016. The amended agreement provides for monthly installment payments of $50,000 beginning in May 2015. On February 11, 2016, the agreement was further amended to reduce the monthly installments to $25,000 and to defer the payment of the final $1 million of the purchase price until December 15, 2016. The note accrues interest at a rate of 9% per annum from April 1, 2015 until maturity on December 15, 2016. As of March 31, 2016, the Company had a balance of $1,075,677 and accrued interest of $38,075.

On January 1, 2016, the Company financed its operations insurance premiums with US Premium Finance for a total of $194,611 at an interest rate of 5.87%. As of March 31, 2016, the Company had a balance of $156,445 and accrued interest of $859.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q, together with the audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015. Unless the context otherwise requires, “we,” “us,” the “Company” or like terms refer to Eco-Stim Energy Solutions, Inc. and its subsidiaries.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including those described in the section titled “Cautionary Statements Regarding Forward-Looking Statements” in this Form 10-Q.

Overview

We are a technology-driven independent oilfield services company providing well stimulation, coiled tubing and field management services to the upstream oil and gas industry. We are focused on reducing the ecological impact and improving the economic performance of the well stimulation process. We have assembled proven technologies and processes that have the ability to (1) reduce the surface footprint, (2) reduce emissions and (3) conserve fuel and water during the stimulation process. We will focus on bringing these technologies and processes to the most active shale resource basins outside of the United States, using our technology to differentiate our service offerings. Our management team has extensive international industry experience. Our first operation is in Argentina, home of the Vaca Muerta basin, the world’s third-largest shale resource basin as measured by technically recoverable reserves. However, we also intend to pursue other markets where we believe we can offer clear strategic advantages and achieve acceptable financial returns. We may also explore opportunistic acquisitions and/or joint ventures with established companies in target markets.

Our management team has extensive experience in operating well stimulation fleets, coiled tubing units and other downhole completion equipment, as well as providing “sweet spot” analysis in shale resource basins using geophysical predictive modeling. We expect to leverage our management’s experience and historical local relationships in undersupplied markets to pursue profitable long-term contracts. We expect to compete for business with a limited number of other service companies based on technical capability, quality of equipment, local experience and existing relationships rather than solely on price. We also believe that we benefit from our association with our largest investors, which give us strategic advantages in emerging markets such as Argentina.

Results of Operations

For the Three Months Ended March 31, 2016 and 2015

Revenue for the three months ended March 31, 2016 decreased $1,057,788 to $1,833,905 from $2,891,693 for the three months ended March 31, 2015. This decrease was primarily due to a reduction in well simulation services of $1,245,624, field services of $191,354, offset by an increase of $379,190 in coiled tubing services.

Cost of services decreased $923,410 to $2,236,127 for the three months ended March 31, 2016 compared to $3,159,537 for the three months ended March 31, 2015. This decrease was primarily due to lower activity levels during the first quarter of 2016 compared to the first quarter of 2015.

Our selling, general, and administrative expenses decreased $3,591 to $1,573,264 for the three months ended March 31, 2016 compared to $1,576,855 for the three months ended March 31, 2015. This decrease was mainly as a result of lower costs associated with professional, consulting, labor and benefits cost of $55,931; partially offset by rent, administrative offices cost and marketing expenses of $37,792; and insurance costs of $14,548.

Research and development for the three months ended March 31, 2016 decreased $73,090 to $168,456 for the three months ended March 31, 2016 compared to $241,546 for the three months ended March 31, 2015. Research and development includes the cost associated with research activities of fiber optics technology and latest generation turbine-powered pressure pumping technology.

Net other expense increased $913,464 to $1,743,879 for the three months ended March 31, 2016 compared to $830,415 for the three months ended March 31, 2015. This increase was primarily due to an increase of $210,516 in interest expense; increase in foreign currency loss offset by increased interest income for a $417,435 net increase in other expense; and the absence of the gain on sale of trading securities which was $285,513 for the first quarter of 2015.

Liquidity and Capital Resources

Our primary sources of liquidity to date have been proceeds from various equity and debt offerings. We completed a public offering during the first quarter of 2015 and a second offering on July 15, 2015 as discussed in in our Annual Report on Form 10-K for the year ended December 31, 2015 Part II – Item 8 – Financial Statements and Supplemental Data – Notes to consolidate financial statements – Note 11 – “Equity Offering.”

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

Sources and Uses of Cash

Net cash provided in operating activities was $1,727,586 for the three months ended March 31, 2016 and $3,515,218 in cash used for the three months ended March 31, 2015. The increase was primarily due to the collections of receivables during the quarter.

Net cash used in investing activities was $1,141,018 for the three months ended March 31, 2016 and $458,920 for the three months ended March 31, 2015. This increase is primarily associated with having no proceeds from the sale of trading securities during 2016; compared to $1,646,280 net proceeds for 2015 from the purchase and sale of Argentinian Bonds to capitalize the operations in 2015. In addition the Company had lower purchases of equipment compared to 2015 of $964,182.

Net cash used by financing activities was $2,069,822 for the three months ended March 31, 2016 compared to net cash provided by financing activities of $4,956,159 for the three months ended March 31, 2015.

The following table summarizes our cash flows from financing activities for the three months ended March 31, 2016 and 2015:

	Three months Ended March 31,
	2016	2015
Financing Activities
Proceeds from sale of common stock	$—	$6,045,412
Sale of common stock issuance cost	—	(814,062)
Proceeds from notes payable	194,611	400,000
Payments on notes payable	(2,064,455)	(533,542)
Payments on capital lease	(162,803)	(141,649)
Purchase of treasury stock	(37,175)	—
Net cash provided by (used in) financing activities	$(2,069,822)	$4,956,159

On December 15, 2015, the board of directors authorized the Company to repurchase, from time to time from December 16, 2015 through December 16, 2017, up to $5 million in shares of its outstanding common stock. As of March 31, 2016 the Company had purchased 21,850 shares at a cost of $57,469 under the buy-back program.

We had a net decrease in cash and cash equivalents of $1,483,254 for the three months ended March 31, 2016, compared to a net increase in cash and cash equivalents of $982,021 for the three months ended March 31, 2015 primarily resulting from payments on our debt and the purchase of additional equipment compared to proceeds from issuance of common stock and proceeds from notes payable issued in 2015.

We do not generate positive cash flow at this time. Further, while we expect to begin generating monthly positive cash flow during the second half of 2016, our liquidity provided by our existing cash and cash equivalents may not be sufficient to fund our full capital expenditure plan. Our current capital commitments may require us to obtain additional equity or debt financing, which may not be available to us on favorable terms or at all.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have (i) any obligation arising under a guarantee contract, derivative instrument or variable interest or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act consisting of controls and other procedures designed to give reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding such required disclosure. Based on their evaluation as of the end of the quarterly period covered by this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Exchange Act, were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in “Part I—Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on November 26, 2013).

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2014).

10.1	First Amendment to Stock Option Agreement, dated March 7, 2016, between the Company and Jogeir Romestrand (incorporated by reference to our Current Report on Form 8-K filed on March 7, 2016).

31.1*	Rule 13(a)-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13(a)-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2016	ECO-STIM ENERGY SOLUTIONS, INC.

	By:	/s/ Jon Christopher Boswell
Jon Christopher Boswell
President and Chief Executive Officer

	By:	/s/ Alexander Nickolatos
Alexander Nickolatos
Chief Financial Officer and Assistant Secretary

