Form 10-Q
period 2016-06-30
Eco-Stim Energy Solutions, Inc.
filed 2016-08-15
CIK 1135657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The registrant had 13,644,489 shares of common stock outstanding at August 15, 2016.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31,2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,893,975	$11,742,489
Accounts receivable	5,376,311	8,155,264
Inventory	1,961,882	1,546,463
Prepaids	2,176,277	3,328,265
Other assets	43,745	48,648
Total current assets	12,452,190	24,821,129

Property, plant and equipment, net	39,287,868	37,142,578
Other non-current assets	488,633	488,633
Total assets	$52,228,691	$62,452,340

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,320,205	$1,112,812
Accrued expenses	2,636,565	3,843,497
Short-term notes payable	98,493	—
Current portion of long term notes payable	838,800	2,825,428
Current portion of capital lease payable	736,112	686,624
Total current liabilities	6,630,175	8,468,361

Non-current liabilities:
Long-term notes payable	21,830,084	21,737,403
Long-term capital lease payable	1,139,912	1,485,686
Total non-current liabilities	22,969,996	23,223,089

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 13,601,739 issued and 13,579,889 outstanding at June 30, 2016 and 13,572,989 issued and 13,566,050 outstanding at December 31, 2015	13,601	13,572
Additional paid-in capital	57,735,321	57,302,953
Treasury stock, at cost; 21,850 common shares at June 30, 2016 and 6,939 common shares at December 31, 2015	(57,469)	(20,294)
Accumulated deficit	(35,062,933)	(26,535,341)
Total stockholders’ equity	22,628,520	30,760,890
Total liabilities and stockholders’ equity	$52,228,691	$62,452,340

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$2,337,579	$3,985,419	$4,171,484	$6,877,112
Operating cost and expenses:
Cost of services	2,470,038	3,839,345	4,706,165	6,998,882
Selling, general, and administrative expenses	1,579,808	1,933,092	3,153,072	3,509,947
Research and development	106,359	251,816	274,815	493,362
Depreciation and amortization expense	1,211,960	900,845	2,116,190	1,647,129
Total operating costs and expenses	5,368,165	6,925,098	10,250,242	12,649,320

Operating loss	(3,030,586)	(2,939,679)	(6,078,758)	(5,772,208)

Other income (expense):
Gain on sale of trading securities	—	587,407	—	872,920
Interest expense	(937,216)	(1,018,481)	(2,131,927)	(2,002,676)
Other income (expense)	376,734	(169,194)	(172,434)	(300,927)
Total other expense	(560,482)	(600,268)	(2,304,361)	(1,430,683)
Provision for income taxes	(72,237)	—	(144,473)	—
Net loss	$(3,663,305)	$(3,539,947)	$(8,527,592)	$(7,202,891)

Basic and diluted loss per share	$(0.27)	$(0.52)	$(0.63)	$(1.11)
Weighted average number of common shares outstanding-basic and diluted	13,579,848	6,791,088	13,579,889	6,502,362

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2015	13,566,050	$13,572	$57,302,953	$(20,294)	$(26,535,341)	$30,760,890
Treasury Stock	(14,911)		—	(37,175)	—	(37,175)
Stock based compensation	28,750	29	432,368	—	—	432,397
Net loss	—	—	—	—	(8,527,592)	(8,527,592)
Balance at June 30, 2016	13,579,889	$13,601	$57,735,321	$(57,469)	$(35,062,933)	$22,628,520

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net loss	$(8,527,592)	$(7,202,891)
Depreciation and amortization	2,116,190	1,647,129
Amortization of debt discount and loan origination cost	127,771	127,765
Stock based compensation	432,397	814,255
Gain on the sale of trading securities	—	(872,920)
Changes in operating assets and liabilities:
Accounts receivable	2,778,953	(4,272,116)
Inventory	(415,419)	237,475
Prepaids and other assets	1,156,886	(1,091,358)
Accounts payable and accrued expenses	(1,463,793)	2,668,676
Net cash used in operating activities	(3,794,607)	(7,943,985)
Investing Activities
Purchases of equipment	(2,706,050)	(2,400,194)
Proceeds from sale of trading securities	—	5,232,067
Purchase of trading securities	—	(2,998,379)
Net cash used in investing activities	(2,706,050)	(166,506)
Financing Activities
Proceeds from sale of common stock	—	6,045,412
Sale of common stock issuance cost	—	(814,062)
Proceeds from notes payable	194,611	400,000
Payments on notes payable	(2,173,922)	(652,831)
Payments on capital lease	(331,371)	(288,313)
Purchase of treasury stock	(37,175)	—
Net cash provided by (used in) financing activities	(2,347,857)	4,690,206
Net decrease in cash and cash equivalents	(8,848,514)	(3,420,285)
Cash and cash equivalents, beginning of period	11,742,489	7,013,556
Cash and cash equivalents, end of period	$2,893,975	$3,593,271
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$3,288,283	$293,503
Cash paid during the year for income taxes	$81,642	$—
Non-cash transactions
Property plant and equipment additions in account payable	$1,566,823	$426,536

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements
June 30, 2016
(Unaudited)

Note 1 – Organization and Nature of Business

Eco-Stim Energy Solutions, Inc. (the “Company,” “we” or “us”) is a stage technology-driven independent oilfield services company providing well stimulation, coiled tubing and field management services to the upstream oil and gas industry. We are focused on reducing the ecological impact and improving the economic performance of the well stimulation process. We have assembled technologies and processes that have the ability to (1) reduce the surface footprint, (2) reduce emissions and (3) conserve fuel and water during the stimulation process. The Company will focus on the most active shale resource basins outside of the United States, using our technology to differentiate our service offerings. Our management team has extensive international industry experience. Our first operation is in Argentina, home to the Vaca Muerta, the world’s third-largest shale resource basin as measured by technically recoverable reserves. We also intend to pursue other markets including Mexico, Colombia and the United States or any other location where we believe we can offer clear advantages and achieve strong returns. The Company may also explore opportunistic acquisitions and/or joint ventures with established companies in target markets.

Note 2 – Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2015 consolidated balance sheet was derived from audited financial statements, but does not include all the disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the Company’s opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the six month period ended June 30, 2016 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015, a copy of which was filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Net Loss per Common Share

For the six months ended June 30, 2016 and 2015, the weighted average shares outstanding excluded certain stock options and potential shares from convertible debt of 4,412,132 and 4,117,964, respectively, from the calculation of diluted earnings per share because these shares would be anti-dilutive. Anti-dilutive warrants of 100,000 for each of the six months ended June 30, 2016 and 2015 were also excluded from the calculation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2015 presentation.

Accounts Receivable

Accounts receivable are stated at amounts management expects to collect from outstanding balances both billed and unbilled (unbilled accounts receivable represent amounts recognized as revenue for which invoices have not yet been sent to clients). Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. To date, the Company has not recognized any losses due to uncollectible accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company evaluated all accounts receivable and determined that no reserve for doubtful accounts was necessary at June 30, 2016 and 2015.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ASC Topic 360 requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets with their associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying value exceeds the fair value. If estimated future cash flows are not achieved with respect to long-lived assets, additional write-downs may be required. The Company evaluated its long-lived assets for impairment at June 30, 2016 and has determined no impairment is necessary.

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

We derive a significant portion of our revenue from a limited number of major clients. For the six months ended June 30, 2016, three major customers accounted for approximately 91.2% of our services revenue. Our accounts receivable, at June 30, 2016 were concentrated, with major customers representing 92.2%. Pluspetrol, YPF and Madalena represent our largest customers.

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

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which amends the current presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. The amendments are to be applied retrospectively and are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, but early adoption is permitted. We adopted ASU 2015-03 during the quarter ended March 31, 2016 resulting in reclassification of short-term debt issuance cost of $185,362 and $185,362 as of June 30, 2016 and December 31, 2015 respectively; and long-term debt issuance cost of $169,916 and $262,597 as of June 30, 2016 and December 31, 2015 respectively.

Note 3 – Accounts Receivable

	June 30, 2016	December 31, 2015
Billed	$2,936,722	$2,386,863
Unbilled	2,439,589	5,768,401
Total accounts receivable	$5,376,311	$8,155,264

Note 4 – Stock-Based Compensation

The Company has two stock incentive plans, the 2013 Stock Incentive Plan (the “2013 Plan”) and the 2015 Stock Incentive Plan (the “2015 Plan”), for the granting of stock-based incentive awards, including incentive stock options, non-qualified stock options and restricted stock, to employees, consultants and members of the Company’s board of directors (the “Board”). The 2013 Plan was adopted in 2012 and amended in 2013 and authorizes 1,000,000 shares to be issued under the 2013 Plan. The 2015 Plan, f/k/a “the 2014 Stock Incentive Plan,” was adopted in 2014; in 2015 it was amended and 500,000 additional shares were authorized, resulting in a maximum of 1,000,000 shares being authorized for issue under the modified 2015 Plan. The 2015 Plan was further amended in 2016 to authorize an additional 200,000 shares. Both the 2013 Plan and the 2015 Plan, as amended, have been approved by the shareholders of the Company. As of June 30, 2016, 18,328 shares were available for grant under the 2013 Plan and 741,000 shares were available for grant under the 2015 Plan.

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

During the six months ended June 30, 2016 and 2015, the Company recorded $432,397 and $814,255, respectively, of stock-based compensation, which is included in cost of services, selling, general and administrative expense, and research and development in the accompanying condensed consolidated statements of operations. Total unamortized stock-based compensation expense at June 30, 2016 was $1,248,730 and will be fully expensed through 2019.

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

The minimum present value of the lease payments is $3.1 million with a 60-month term and implied interest of 14%. The next four years of lease payments are scheduled as follows:

Capital Lease Payments
2016	$488,633
2017	977,267
2018	977,267
Total future payments	2,443,167
Less debt discount due to warrants	(175,418)
Less amount representing interest	(391,725)
1,876,024
Less current portion of capital lease obligations	(736,112)
Capital lease obligations, excluding current installments	$1,139,912

Operating Leases

The Company’s operating leases correspond to equipment facilities and office space in Argentina and the United States. The combined future minimum lease payments as of June 30, 2016 are as follows:

Operating Leases
2016	$343,357
2017	315,207
Thereafter	—
Total	$658,564

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

As of June 30, 2016, the Company has drawn down the full $22 million available under the Note Agreement, which was primarily used for capital expenditures, certain working capital needs and approved operating budget expenses. The balance for accrued interest at June 30, 2016 was $286,904.

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

All obligations under the Note Agreement are secured by liens on substantially all of the assets of the Company and have subsidiary guarantees and pledges of the capital stock of the subsidiary guarantors subject to certain terms and exceptions. From time to time, management has obtained amendments and waivers to the agreement to accommodate and adapt to the changing business environment. Management believes that the Company will be in compliance with the amended covenants, but there can be no assurance that the Company will achieve such compliance. Failure to comply with these covenants could result in an event of default which, if not cured or waived, would have a material adverse effect on us. The Company was in compliance with all covenants or had obtained any necessary waiver as of June 30, 2016.

On October 10, 2014, the Company entered into an equipment purchase agreement for the TPUs equipment and related spare parts for a total purchase price of approximately $6,500,000, of which $4,100,000 was financed. The total amount financed, including any accrued interest, was to become due and payable on April 1, 2015. On March 12, 2015, the Company amended the agreement to add a blender, two data vans and a manifold at an increased cost of $400,000, and amended the due date of the final payment to March 31, 2016. The amended agreement provides for monthly installment payments of $50,000 beginning in May 2015. The second amended agreement provides for monthly installment payments of $25,000 beginning in April 2016. The note accrues interest at a rate of 9% per annum from April 1, 2016 until maturity on December 15, 2016. As of June 30, 2016, the Company had a balance of $1,041,458 and accrued interest of $38,464.

On January 1, 2016, the Company financed its operational insurance premiums with US Premium Finance for a total of $194,611 at an interest rate of 5.87%. As of June 30, 2016, the Company had a balance of $98,493 and accrued interest of $482.

Note 7 – Subsequent Events

On July 13, 2016, the Company entered into an At Market Issuance Sales Agreement (the “Agreement”) with FBR Capital Markets & Co. and MLV & Co. LLC (the “Distribution Agents”). Pursuant to the terms of the Agreement, the Company may sell from time to time through the Distribution Agents shares of the Company’s common stock, par value $0.001 per share, with an aggregate sales price of up to $5,801,796 (the “Shares”). Sales of the Shares, if any, will need to be approved by the Company’s Board of Directors and will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through the NASDAQ Capital Market, the existing trading market for our common stock or on any other existing trading market for our common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, and/or any other method permitted by law. Sales of the Shares may be made at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices, and subject to such other terms as may be agreed upon at the time of sale including a minimum sales price that may be stipulated by the Company’s Board of Directors.

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

Overview

We are a technology-driven independent oilfield services company providing well stimulation, coiled tubing and field management services to the upstream oil and gas industry. We are focused on reducing the ecological impact and improving the economic performance of the well stimulation process. We have assembled proven technologies and processes that have the ability to (1) reduce the surface footprint, (2) reduce emissions and (3) conserve fuel and water during the stimulation process. We will focus on bringing these technologies and processes to the most active shale resource basins outside of the United States, using our technology to differentiate our service offerings. Our management team has extensive international industry experience. Our first operation is in Argentina, home to the Vaca Muerta basin, the world’s third-largest shale resource basin as measured by technically recoverable reserves. We also intend to pursue other markets that meet our investment criteria, which may include Mexico, Colombia and the United States as well as other markets and where we believe we can offer clear strategic advantages and achieve acceptable financial returns. We may also explore opportunistic acquisitions and/or joint ventures with established companies in target markets.

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

Results of Operations

For the Three Months Ended June 30, 2016 and 2015

Revenue for the three months ended June 30, 2016 decreased $1,647,840 to $2,337,579 from $3,985,419 for the three months ended June 30, 2015. This decrease was primarily due to a reduction in well simulation services of $1,498,024, coiled tubing services of $294,096, offset by an increase of $144,280 in field services. The decrease in activity was related to (1) uncertainty surrounding the energy policy of the newly elected president of Argentina; (2) the depressed international oil price which reduced global capital expenditures for oil and gas companies; (3) the departure of the CEO of our largest customer; and (4) an oversupply of equipment which reduced pricing for our services.

Cost of services decreased $1,369,307 to $2,470,038 for the three months ended June 30, 2016 compared to $3,839,345 for the three months ended June 30, 2015. This decrease was primarily due to lower activity levels during the second quarter of 2016 compared to the first quarter of 2015 and certain cost reduction efforts.

Our selling, general, and administrative expenses decreased $353,284 to $1,579,808 for the three months ended June 30, 2016 compared to $1,933,092 for the three months ended June 30, 2015. This decrease was mainly as a result of lower costs associated with professional, consulting, travel expenses, labor and benefits cost of $407,915; partially offset by an increase in rent, administrative office costs and marketing expenses of $45,722; and insurance costs of $8,909. Overall, we have focused on reducing costs to better match the lower activity levels.

Research and development for the three months ended June 30, 2016 decreased $145,457 to $106,359 for the three months ended June 30, 2016 compared to $251,816 for the three months ended June 30, 2015. Research and development includes the cost associated with research activities of fiber optics technology and latest generation turbine-powered pressure pumping technology. The research efforts around the initial reconfiguration of the turbine powered pressure pumping units was substantially completed during the second quarter.

Net other expense decreased $39,786 to $560,482 for the three months ended June 30, 2016 compared to $600,268 for the three months ended June 30, 2015, This decrease was primarily due to a higher interest income of $466,977: lower interest expenses, foreign currency and other expenses of $160,216; offset by the absence of the gain on sale of trading securities which was $587,407 for the second quarter of 2015.

For the Six Months Ended June 30, 2016 and 2015

Revenue for the six months ended June 30, 2016 decreased $2,705,628 to $4,171,484 from $6,877,112 for the six months ended June 30, 2015. This decrease was primarily due to a reduction in well simulation services of $2,743,648, field services of $47,075, offset by an increase of $85,095 in coiled tubing services.

Cost of services decreased $2,292,717 to $4,706,165 for the six months ended June 30, 2016 compared to $6,998,882 for the six months ended June 30, 2015. This decrease was primarily due to lower activity levels during the six months ended June 2016 compared to the six months ended June 2015.

Our selling, general and administrative expenses decreased $356,875 to $3,153,072 for the six months ended June 30, 2016 compared to $3,509,947. This decrease was mainly as a result of lower costs associated with professional, consulting, travel expenses of $240,895; decreased stock compensation of $237,956 partially offset by rent, administrative office costs and marketing expenses of $85,460; labor and benefits cost $13,059 and insurance costs of $23,457. Overall, we have focused on reducing costs to better match the lower activity levels.

Research and development for the six months ended June 30, 2016 decreased $218,547 to $274,815 for the six months ended June 30, 2016 compared to $493,362 for the six months ended June 30, 2015. Research and development includes the cost associated with research activities of fiber optics technology and latest generation turbine-powered pressure pumping technology. The research efforts around the initial reconfiguration of the turbine powered pressure pumping units was substantially completed during the second quarter.

Net other expense increased $873,678 to $2,304,361 for the six months ended June 30, 2016 compared to $1,430,683 for the six months ended June 30, 2015. This increase was primarily due to a higher interest expenses, foreign currency and other expenses of $631,325; plus, absence of the gain on sale of trading securities which was $872,920, offset by interest income of $630,567.

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

Sources and Uses of Cash

Net cash used in operating activities was $3,794,607 for the six months ended June 30, 2016 compared to $7,943,985 for the six months ended June 30, 2015. This decrease was primarily due to lower activity levels during the six months ended June 2016 compared to the six months ended June 2015.

Net cash used in investing activities was $2,706,050 for the six months ended June 30, 2016 compared to net cash used in investing activities of $166,506 for the six months ended June 30, 2015. This decrease is primary related to absence of the gain on sale of trading securities in the six months of 2016.

Net cash used in financing activities was $2,347,857 for the six months ended June 30, 2016 compared to net cash provided for financing activities of $4,690,206 for the six months ended June 30, 2015. This decrease is primarily due to absence of sale of common stock in the six months of 2016.

The following table summarizes our cash flows from financing activities for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Financing Activities
Proceeds from sale of common stock	$—	$6,045,412
Sale of common stock issuance cost	—	(814,062)
Proceeds from notes payable	194,611	400,000
Payments on notes payable	(2,173,922)	(652,831)
Payments on capital lease	(331,371)	(288,313)
Purchase of treasury stock	(37,175)	—
Net cash provided by (used in) financing activities	$(2,347,857)	$4,690,206

On December 15, 2015, the board of directors authorized the Company to repurchase, from time to time from December 16, 2015 through December 16, 2017, up to $5 million in shares of its outstanding common stock. As of June 30, 2016 the Company had purchased 21,850 shares at a cost of $57,469 under the buy-back program.

We had a net decrease in cash and cash equivalents of $8,848,514 for the six months ended June 30, 2016 compared to a net decrease in cash and cash equivalents of $3,420,285 for the six months ended June 30, 2015, primarily resulting from our operating activities and capital expenditures.

We do not generate positive cash flow at this time. Further, while we believe we will begin generating positive cash flow from operations in second half of 2016, our liquidity provided by our existing cash and cash equivalents may not be sufficient to fund our full capital expenditure plan and working capital needs. Our current capital commitments will require us to obtain additional equity or debt financing, which may not be available to us on favorable terms or at all.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have (i) any obligation arising under a guarantee contract, derivative instrument or variable interest or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act consisting of controls and other procedures designed to give reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding such required disclosure. Based on their evaluation as of the end of the quarterly period covered by this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Exchange Act, were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to, and none of our property is the subject of, any pending legal proceedings. To our knowledge, no governmental authority is contemplating any such proceedings.

ITEM 1A. RISK FACTORS

Investors should carefully consider the risk factors included under Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2015 and the risk factor included under Part II, Item IA, Risk Factors, in our previous Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, together with all of the other information included in this document, and in our other public filings, press releases and discussions with our management.

Notwithstanding the matters discussed herein, there have been no material changes in our risk factors as previously disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2015, and Part II, Item IA, Risk Factors, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

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

Date: August 15, 2016	ECO-STIM ENERGY SOLUTIONS, INC.

	By:	/s/ Jon Christopher Boswell
Jon Christopher Boswell
President and Chief Executive Officer

	By:	/s/ Alexander Nickolatos
Alexander Nickolatos
Chief Financial Officer and Assistant Secretary

