Form 10-Q
period 2016-09-30
Eco-Stim Energy Solutions, Inc.
filed 2016-11-14
CIK 1135657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The registrant had 14,416,727 shares of common stock outstanding at November 14, 2016.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,623,010	$11,742,489
Accounts receivable, net	4,361,877	8,155,264
Inventory	1,947,355	1,546,463
Prepaid	2,333,067	3,328,265
Other assets	54,520	48,648
Total current assets	10,319,829	24,821,129
Property, plant and equipment, net	40,410,581	37,142,578
Other non-current assets	488,633	488,633
Total assets	$51,219,043	$62,452,340

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,464,916	$1,112,812
Accrued expenses	3,886,186	3,843,497
Short-term notes payable	39,686	-
Current portion of long term notes payable	786,647	2,825,428
Current portion of capital lease payable	762,178	686,624
Total current liabilities	8,939,613	8,468,361

Non-current liabilities:
Long-term notes payable	21,876,425	21,737,403
Long-term capital lease payable	956,852	1,485,686
Total non-current liabilities	22,833,277	23,223,089

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 14,373,185 issued and 14,349,635 outstanding at September 30, 2016 and 13,572,989 issued and 13,566,050 outstanding at December 31, 2015	14,371	13,572
Additional paid-in capital	59,357,509	57,302,953
Treasury stock, at cost; 21,850 common shares at September 30, 2016 and 6,939 common shares at December 31, 2015.	(57,469)	(20,294)
Accumulated deficit	(39,868,258)	(26,535,341)
Total stockholders’ equity	19,446,153	30,760,890

Total liabilities and stockholders’ equity	$51,219,043	$62,452,340

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$2,117,977	$4,381,371	$6,289,461	$11,258,483
Operating cost and expenses:
Cost of services	3,058,554	4,514,801	7,764,719	11,513,683
Selling, general, and administrative expenses	1,459,865	1,749,880	4,612,937	5,259,827
Research and development	129,013	269,202	403,828	762,564
Depreciation and amortization expense	1,238,370	889,396	3,354,560	2,536,525
Total operating costs and expenses	5,885,802	7,423,279	16,136,044	20,072,599

Operating loss	(3,767,825)	(3,041,908)	(9,846,583)	(8,814,116)

Other income (expense):
Gain on sale of trading securities	—	1,542,687	—	2,415,607
Interest expense	(932,232)	(1,010,878)	(3,064,159)	(3,013,554)
Other expense	(33,031)	(171,685)	(205,465)	(472,612)

Total other income (expense)	(965,263)	360,124	(3,269,624)	(1,070,559)
Provision for income taxes	(72,237)	—	(216,710)	—

Net loss	$(4,805,325)	$(2,681,784)	$(13,332,917)	$(9,884,675)

Basic and diluted loss per share	$(0.35)	$(0.21)	$(0.98)	$(1.14)

Weighted average number of common shares outstanding-basic and diluted	13,634,476	12,881,952	13,597,940	8,685,260

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2015	13,566,050	$13,572	$57,302,953	$(20,294)	$(26,535,341)	$30,760,890
Public equity placement, net	707,746	708	1,487,826	—	—	1,488,534
Treasury Stock	(14,911)	—	—	(37,175)	—	(37,175)
Stock based compensation	90,750	91	566,730	—	—	566,821
Net loss	—	—	—	—	(13,332,917)	(13,332,917)
Balance at September 30, 2016	14,349,635	$14,371	$59,357,509	$(57,469)	$(39,868,258)	$19,446,153

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net loss	$(13,332,917)	$(9,884,675)
Depreciation and amortization	3,354,560	2,536,525
Amortization of debt discount and loan origination cost	191,647	191,650
Stock based compensation	566,821	1,229,073
Gain on the sale of trading securities	-	(2,415,607)
Changes in operating assets and liabilities:
Accounts receivable	3,793,387	(6,756,799)
Inventory	(400,892)	440,883
Prepaids and other assets	989,327	(1,179,430)
Accounts payable and accrued expenses	(194,077)	3,024,703
Net cash used in operating activities	(5,032,144)	(12,813,677)
Investing Activities
Purchases of equipment	(3,942,516)	(7,371,601)
Proceeds from sale of trading securities	—	10,775,501
Purchase of trading securities	—	(6,999,127)
Net cash used in investing activities	(3,942,516)	(3,595,227)
Financing Activities
Proceeds from sale of common stock	1,559,285	35,327,690
Sale of common stock issuance cost	(70,751)	(3,087,805)
Proceeds from notes payable	194,611	400,000
Payments on notes payable	(2,284,882)	(1,539,596)
Payments on capital lease	(505,907)	(440,171)
Purchase of treasury stock	(37,175)	—
Net cash provided by (used in) financing activities	(1,144,819)	30,660,118

Net increase (decrease) in cash and cash equivalents	(10,119,479)	14,251,214
Cash and cash equivalents, beginning of period	11,742,489	7,013,556

Cash and cash equivalents, end of period	$1,623,010	$21,264,770

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$3,382,069	$2,948,086
Cash paid during the year for income taxes	$94,834	$—

Non-cash transactions
Property plant and equipment additions in account payable	$2,691,444	$379,111
Interest converted to common stock	$—	$2,485,162

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016
(Unaudited)

Note 1 – Organization and Nature of Business

Eco-Stim Energy Solutions, Inc. (the “Company,” “we” or “us”) is a technology-driven independent oilfield services company providing well stimulation, coiled tubing and field management services to the upstream oil and gas industry. We are focused on reducing the ecological impact and improving the economic performance of the well stimulation process. We have assembled technologies and processes that have the ability to (1) reduce the surface footprint, (2) reduce emissions and (3) conserve fuel and water during the stimulation process. The Company will focus on the most active shale resource basins outside of the United States, using our technology to differentiate our service offerings. Our management team has extensive international industry experience. Our first operation is in Argentina, home to the Vaca Muerta, the world’s third-largest shale resource basin as measured by technically recoverable reserves. We also intend to pursue other markets including Mexico, Colombia and the United States or any other location where we believe we can offer clear advantages and achieve strong returns. The Company may also explore opportunistic acquisitions and/or joint ventures with established companies in target markets.

Note 2 – Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2015 consolidated balance sheet was derived from audited financial statements, but does not include all the disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the Company’s opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the nine-month period ended September 30, 2016 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015, a copy of which was filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Revenue Recognition

The Company’s revenue is heavily dependent on three major customers All revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collection is reasonably assured as follows:

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

Marketable Securities

Investments in marketable securities are classified as trading, available-for-sale or held-to-maturity. Our marketable equity investments are classified as trading and their cost basis is determined by the specific identification method. Realized and unrealized gains and losses on trading securities are included in net loss.

During the nine months ended September 30, 2015, the Company purchased and sold Argentine bonds to capitalize its subsidiary in Argentina. This resulted in a gain on the sale of trading securities of $2,415,607 for the nine months ended September 30, 2015. This increase was primarily due to the Company taking advantage of the favorable spread in exchange rates between the U.S. Dollar and Argentine Peso. No trading securities transactions occurred during the nine months ended September 30, 2016.

Net Loss per Common Share

For the nine months ended September 30, 2016 and 2015, the weighted average shares outstanding excluded certain stock options and potential shares from convertible debt of 4,472,632 and 4,133,131, respectively, from the calculation of diluted earnings per share because these shares would be anti-dilutive. Anti-dilutive warrants of 100,000 for each of the nine months ended September 30, 2016 and 2015 were also excluded from the calculation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2015 presentation.

Accounts Receivable

Accounts receivable are stated at amounts management expects to collect from outstanding balances both billed and unbilled (unbilled accounts receivable represent amounts recognized as revenue for which invoices have not yet been sent to clients). Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. To date, the Company has not recognized any losses due to uncollectible accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company evaluated all accounts receivable and determined that no reserve for doubtful accounts was necessary at September 30, 2016. At September 30, 2015, the Company had an allowance for doubtful accounts of $72,600.

Included in the Accounts Receivable balance are certain unbilled receivables with a significant customer that relate to work performed before the Company entered into its rotational on-call contract in March 2016. Under this prior arrangement, the Company was required to go through an arduous process to collect the outstanding amounts and while the Company has a track record of collecting amounts billed under this prior arrangement, it has proven to take a long period of time. At September 30, 2016, there were approximately $1,300,000 in outstanding unbilled amounts due under this prior arrangement. Further, amounts billed to this significant customer under the rotational on-call contracts signed earlier this year have been collected within a more normal timeframe.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ASC Topic 360 requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets with their associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying value exceeds the fair value. If estimated future cash flows are not achieved with respect to long-lived assets, additional write-downs may be required. The Company evaluated its long-lived assets for impairment at September 30, 2016 and has determined no impairment is necessary.

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

We derive a significant portion of our revenue from a limited number of major clients. For the nine months ended September 30, 2016 and September 30, 2015 three major customers accounted for approximately 83.63% and 71.25% of our services revenue, respectively. Our accounts receivable, at September 30, 2016 and September 30, 2015 were concentrated, with major customers representing 82.94% and 90.50% respectively.

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

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which amends the current presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. The amendments are to be applied retrospectively and are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, but early adoption is permitted. We adopted ASU 2015-03 during the quarter ended March 31, 2016 resulting in reclassification of short-term debt issuance cost of $185,362 and $185,362 as of September 30, 2016 and December 31, 2015 respectively; and long-term debt issuance cost of $123,575 and $262,597 as of September 30, 2016 and December 31, 2015 respectively.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of accounting for share-based payment transactions including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. Under this ASU, all excess tax benefits or deficiencies are recognized as income tax expense or benefit in the income statement and the pool of windfall tax benefits as a component of additional paid-in capital is eliminated. In regards to forfeitures, companies may make a one-time policy election to use forfeitures applies only to instruments with service conditions; the requirement to estimate the probability of achieving performance conditions remains. For statutory tax withholding requirements, this ASU allows for net settlement up to the employer’s maximum statutory tax withholding requirement. Formerly, only the minimum statutory tax withholding requirement was allowed to be met through net settlement while retaining equity classification. This ASU is effective for annual periods, and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted in any interim or annual period for which financial statements have not yet been issued. The application of this ASU in regards to the accounting for income taxes, forfeitures and statutory tax withholding requirements should be applied using a modified retrospective application with a cumulative effect adjustment to additional paid-in capital as of the beginning of the period of adoption. The presentation of employee taxes paid on the statement of cash flows should be applied retrospectively.

Note 3 – Accounts Receivable

The following table shows accounts receivable balances representing work completed, both invoiced and un-invoiced at September 30, 2016 and December 31, 2015 respectively.

	September 30, 2016	December 31, 2015
Billed	$2,422,196	$2,386,863
Unbilled	1,939,681	5,768,401
Total accounts receivable	$4,361,877	$8,155,264

Note 4 – Stock-Based Compensation

The Company has two stock incentive plans, the 2013 Stock Incentive Plan (the “2013 Plan”) and the 2015 Stock Incentive Plan (the “2015 Plan”), for the granting of stock-based incentive awards, including incentive stock options, non-qualified stock options and restricted stock, to employees, consultants and members of the Company’s board of directors (the “Board”). The 2013 Plan was adopted in 2012 and amended in 2013 and authorizes 1,000,000 shares to be issued under the 2013 Plan. The 2015 Plan, f/k/a “the 2014 Stock Incentive Plan,” was adopted in 2014; in 2015 it was amended and 500,000 additional shares were authorized, resulting in a maximum of 1,000,000 shares being authorized for issue under the modified 2015 Plan. The 2015 Plan was further amended in 2016 to authorize an additional 200,000 shares. Both the 2013 Plan and the 2015 Plan, as amended, have been approved by the shareholders of the Company. As of September 30, 2016, 18,328 shares were available for grant under the 2013 Plan and 741,000 shares were available for grant under the 2015 Plan.

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

During the nine months ended September 30, 2016 and 2015, the Company recorded $566,821 and $1,229,073, respectively, of stock-based compensation, which is included in cost of services, selling, general and administrative expense, and research and development in the accompanying condensed consolidated statements of operations. Total unamortized stock-based compensation expense at September 30, 2016 was $1,063,659 and will be fully expensed through 2019.

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

The minimum present value of the lease payments is $3.1 million with a 60-month term and implied interest of 14%. The next four years of lease payments are scheduled as follows:

Capital Lease Payments
2016	$244,317
2017	977,267
2018	977,267
Total future payments	2,198,851
Less debt discount due to warrants	(157,876)
Less amount representing interest	(321,945)
1,719,030
Less current portion of capital lease obligations	(762,178)
Capital lease obligations, excluding current installments	$956,852

Operating Leases

The Company’s operating leases correspond to equipment facilities and office space in Argentina and the United States. The combined future minimum lease payments as of September 30, 2016 are as follows:

Operating Leases
2016	172,635
2017	315,207
Thereafter	—
Total	487,842

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

As of September 30, 2016, the Company has drawn down the full $22 million available under the Note Agreement, which was primarily used for capital expenditures, certain working capital needs and approved operating budget expenses. The balance for accrued interest at September 30, 2016 was $1,063,232.

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

All obligations under the Note Agreement are secured by liens on substantially all of the assets of the Company and have subsidiary guarantees and pledges of the capital stock of the subsidiary guarantors subject to certain terms and exceptions. From time to time, management has obtained amendments and waivers to the agreement to accommodate and adapt to the changing business environment. Management believes that the Company will be in compliance with the amended covenants, but there can be no assurance that the Company will achieve such compliance. Failure to comply with these covenants could result in an event of default which, if not cured or waived, would have a material adverse effect on us. The Company was in compliance with all covenants or had obtained any necessary waiver as of September 30, 2016.

On October 10, 2014, the Company entered into an equipment purchase agreement for the turbine pump units equipment and related spare parts for a total purchase price of approximately $6,500,000, of which $4,100,000 was financed. The total amount financed, including any accrued interest, was to become due and payable on April 1, 2015. On March 12, 2015, the Company amended the agreement to add a blender, two data vans and a manifold at an increased cost of $400,000, and amended the due date of the final payment to March 31, 2016. The amended agreement provides for monthly installment payments of $50,000 beginning in May 2015. On February 11, 2016 the Company further amended the agreement, which provided for a reduction in the principal amount of $2,000,000 and monthly installment payments of $25,000 beginning in April 1, 2016. The note accrues interest at a rate of 9% per annum until maturity on December 15, 2016. As of September 30, 2016, the Company had a balance of $972,009 and accrued interest of $38,464.

On January 1, 2016, the Company financed its operational insurance premiums with US Premium Finance for a total of $194,611 at an interest rate of 5.87%. As of September 30, 2016, the Company had a balance of $39,686 and accrued interest of $194.

Note 7 – Equity

On July 13, 2016, the Company entered into an At-Market Issuance Sales Agreement (the “Agreement”) with FBR Capital Markets & Co. and MLV & Co. LLC (the “Distribution Agents”). Pursuant to the terms of the Agreement, the Company may sell from time to time through the Distribution Agents shares of the Company’s common stock, par value $0.001 per share, with an aggregate sales price of up to $5,801,796 (the “Shares”). Sales of the Shares, if any, will need to be approved by the Company’s Board of Directors and will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through the NASDAQ Capital Market, the existing trading market for our common stock or on any other existing trading market for our common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, and/or any other method permitted by law. Sales of the Shares may be made at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices, and subject to such other terms as may be agreed upon at the time of sale including a minimum sales price that may be stipulated by the Company’s Board of Directors. During the third quarter ended September 2016, the Company sold 707,746 shares through the Agreement, for total net proceeds of $1,488,534.

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

Results of Operations

For the Three Months Ended September 30, 2016 and 2015

Revenue for the three months ended September 30, 2016 decreased $2,263,394 to $2,117,977 from $4,381,371 for the three months ended September 30, 2015. The decrease in revenue was related to many factors including, but not limited to; (1) uncertainty surrounding the energy policies of the newly elected president of Argentina; (2) the depressed international oil prices which reduced global capital expenditures for oil and gas companies; (3) the departure of the CEO of our largest customer; and (4) an oversupply of equipment which reduced pricing for our services.

Cost of services decreased $1,456,247 to $3,058,554 for the three months ended September 30, 2016 compared to $4,514,801 for the three months ended September 30, 2015. This decrease was primarily due to lower activity levels during the third quarter of 2016 compared to the third quarter of 2015 and certain cost reduction efforts.

Our selling, general, and administrative expenses decreased $290,015 to $1,459,865 for the three months ended September 30, 2016 compared to $1,749,880 for the three months ended September 30, 2015. This decrease was mainly as a result of cost reduction efforts to match the Company’s lower activity levels. These reductions included lower professional and consulting fees of $31,364, lower travel, labor and benefits costs of $307,912, and lower administrative office costs and marketing expenses of $12,713. This decrease was partially offset by an increase in insurance costs of $12,926 and higher bad debt expenses of $49,048.

Research and development for the three months ended September 30, 2016 decreased $140,189 to $129,013 for the three months ended September 30, 2016 compared to $269,202 for the three months ended September 30, 2015. Research and development includes the cost associated with research activities of our fiber optics technology and latest generation turbine-powered pressure pumping technology. The research efforts around the initial reconfiguration of the turbine powered pressure pumping units was substantially completed during the second quarter.

Net other expense increased $1,325,387 to $965,263 for the three months ended September 30, 2016 compared to net gain of $360,124 for the three months ended September 30, 2015. This increase was primarily due to the absence of the gain on sale of trading securities which was $1,542,687 for the third quarter of 2015, in addition to an increase in foreign currency of $9,110. These increases were offset by higher interest income of $114,219 and lower interest and other expenses of $112,191.

For the nine Months Ended September 30, 2016 and 2015

Revenue for the nine months ended September 30, 2016 decreased $4,969,022 to $6,289,461 from $11,258,483 for the nine months ended September 30, 2015. The decrease in revenue was related to many factors including, but not limited to; (1) uncertainty surrounding the energy policies of the newly elected president of Argentina; (2) the depressed international oil prices which reduced global capital expenditures for oil and gas companies; (3) the departure of the CEO of our largest customer; and (4) an oversupply of equipment which reduced pricing for our services. This decrease was offset by a slight increase in our field management services.

Cost of services decreased $3,748,964 to $7,764,719 for the nine months ended September 30, 2016, compared to $11,513,683 for the nine months ended September 30, 2015. This decrease was primarily due to lower activity levels during the nine months ended September 2016 compared to the nine months ended September 2015.

Our selling, general and administrative expenses decreased $646,890 to $4,612,937 for the nine months ended September 30, 2016 compared to $5,259,827. This decrease was mainly as a result of cost reduction efforts including lower professional, consulting, and travel expenses of $342,568; lower labor and benefits cost of $26,873, lower stock compensation of $435,627, and a reduction in marketing expenses of $60,042. These reductions were partially offset by an increase in rent and administrative office costs of $132,789, higher bad debt expenses of $49,048 and insurance costs of $36,383.

Research and development for the nine months ended September 30, 2016 decreased $358,736 to $403,828 for the nine months ended September 30, 2016 compared to $762,564 for the nine months ended September 30, 2015. Research and development includes the cost associated with research activities of fiber optics technology and latest generation turbine-powered pressure pumping technology. The research efforts around the initial reconfiguration of the turbine powered pressure pumping units was substantially completed during the third quarter.

Net other expense increased $2,199,065 to $3,269,624 for the nine months ended September 30, 2016 compared to a net gain of $1,070,559 for the nine months ended September 30, 2015. This increase was primarily due to the absence of the gain on sale of trading securities which was $2,415,607, higher interest and foreign currency expenses of $580,381. These increases were offset by interest income of $744,786 and other expenses of $52,137.

Liquidity and Capital Resources

Our primary sources of liquidity to date have been proceeds from various equity and debt offerings. We completed a public offering during the first quarter of 2015 and a second offering during the third quarter of 2015 as discussed in in our Annual Report on Form 10-K for the year ended December 31, 2015 Part II – Item 8 – Financial Statements and Supplemental Data – Notes to the consolidated financial statements – Note 11 – “Equity Offering.” Our immediate liquidity is threatened by our reduced cash flow from operations, and we are currently seeking to raise additional capital through debt or equity financing to address our liquidity issues. Please see the risk factors included under Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2015 and the risk factor included under Part II, Item IA, Risk Factors, in our previous Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

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

Going forward, we expect our capital requirements to consist primarily of:

●	growth capital expenditures, such as those to acquire additional equipment and other assets to grow our business;

●	maintenance capital expenditures, which are capital expenditures made to extend the useful life of our assets; and.

●	working capital.

●	service of debt obligations.

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

Sources and Uses of Cash

Net cash used in operating activities was $5,032,144 for the nine months ended September 30, 2016 compared to $12,813,677 for the nine months ended September 30, 2015. This decrease was primarily due to lower activity and pricing levels during the nine months ended September 2016 compared to the nine months ended September 2015.

Net cash used in investing activities was $3,942,516 for the nine months ended September 30, 2016 compared to $3,595,227 for the nine months ended September 30, 2015. This decrease is primary related to the absence of the gain on sale of trading securities of $3,776,374 and a decrease in purchases of equipment of $3,429,085.

Net cash used in financing activities was $1,144,819 for the nine months ended September 30, 2016 compared to $30,660,118 for the nine months ended September 30, 2015. This decrease is primarily due to the sale of common stock of $30,751,388 during 2015. The following table summarizes our cash flows from financing activities for the nine months ended September 30, 2016 and 2015 respectively:

	Nine Months Ended September 30,
	2016	2015
Financing Activities
Proceeds from sale of common stock	$1,559,285	$35,327,690
Sale of common stock issuance cost	(70,751)	(3,087,805)
Proceeds from notes payable	194,611	400,000
Payments on notes payable	(2,284,882)	(1,539,596)
Payments on capital lease	(505,907)	(440,171)
Purchase of treasury stock	(37,175)	—
Net cash provided by (used in) financing activities	$(1,144,819)	$30,660,118

On December 15, 2015, the board of directors authorized the Company to repurchase, from time to time up to $5 million in shares of its outstanding common stock, from December 16, 2015 through December 16, 2017. As of September 30, 2016 the Company had purchased 21,850 shares at a cost of $57,469 under this program.

On July 13, 2016, the Company entered into an At-Market Issuance Sales Agreement as disclosed in Note 7 – “Equity”. During the third quarter ended September 2016, the Company sold 707,746 shares through the Agreement, for total net proceeds of $1,488,534.

We had a net decrease in cash and cash equivalents of $10,119,479, for the nine months ended September 30, 2016 compared to a net increase in cash and cash equivalents of $14,251,214 for the nine months ended September 30, 2015, primarily resulting from our operating activities and capital expenditures.

We do not generate positive cash flow at this time. Further, while we believe we will begin generating positive cash flow from operations in the first half of 2017, our liquidity provided by our existing cash and cash equivalents may not be sufficient to fund our full capital expenditure plan and working capital needs. Our current capital commitments will require us to obtain additional equity or debt financing, which may not be available to us on favorable terms or at all.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have (i) any obligation arising under a guarantee contract, derivative instrument or variable interest or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act consisting of controls and other procedures designed to give reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding such required disclosure. Based on their evaluation as of the end of the quarterly period covered by this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Exchange Act, were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on November 26, 2013).

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2014).

10.1	At Market Issuance Sale Agreement, dated July 13, 2016, by and among the Company and FBR Capital Markets & Co. and MLV & Co. LLC (incorporated by reference to our Current Report on From 8-K filed on July 14, 2016).

31.1*	Rule 13(a)-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13(a)-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2016	ECO-STIM ENERGY SOLUTIONS, INC.

	By:	/s/ Jon Christopher Boswell
Jon Christopher Boswell
President and Chief Executive Officer

	By:	/s/ Alexander Nickolatos
Alexander Nickolatos
Chief Financial Officer and Assistant Secretary

