Form 10-K
period 2016-12-31
Eco-Stim Energy Solutions, Inc.
filed 2017-03-17
CIK 1135657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of June 30, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of that date, was $13,643,288.

The registrant had 15,049,690 shares of common stock outstanding at March 10, 2017.

Documents Incorporated by Reference: None

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Forward-looking statements may include statements that relate to, among other things, our:

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

All statements, other than statements of historical fact included in this Form 10-K, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Form 10-K, the words “could,” “believe,” “anticipate,” “budget’, “intend,” “estimate,” “expect,” “plan”, “may”, “predict”, “project”, “projections”, “continue”, “seek”, “will”, “should” and similar expressions or the negative of such terms are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the anticipated future results or financial condition expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include but are not limited to:

●	the cyclical nature of the oil and natural gas industry;

●	the potential for our oil-company customers to backward-integrate by starting their own well service operations;

●	the potential for excess capacity in the oil and natural gas service industry;

●	dependence on the spending and drilling activity by the onshore oil and natural gas industry;

●	competition within the oil and natural gas service industry;

●	concentration of our customer base and fulfillment of existing customer contracts;

●	our ability to maintain pricing and obtain contracts;

●	deterioration of the credit markets;

●	our ability to raise additional capital to fund future and committed capital expenditures;

●	increased vulnerability to adverse economic conditions due to indebtedness;

●	our limited operating history on which investors may evaluate our business and prospects;

●	our ability to obtain raw materials and specialized equipment;

●	technological developments or enhancements;

●	asset impairment and other charges;

●	our ability to identify, make and integrate acquisitions;

●	FT SOF VII Holdings, LLC (together with Fir Tree Partners, collectively “Fir Tree”) and management control over stockholder voting;

●	loss of key executives;

●	the ability to employ skilled and qualified workers;

●	work stoppages and other labor matters;

●	hazards inherent to the oil and natural gas industry;

●	inadequacy of insurance coverage for certain losses or liabilities;

●	delays in obtaining required permits;

●	ability to import equipment or spare parts into Argentina on a timely basis;

●	regulations affecting the oil and natural gas industry;

●	legislation and regulatory initiatives relating to well stimulation;

●	future legislative and regulatory developments;

●	foreign currency exchange rate fluctuations;

●	effects of climate change;

●	volatility of economic conditions in Argentina;

●	market acceptance of turbine pressure pumping technology;

●	the profitability for our customers of shale oil and gas as commodity prices decrease;

●	risks of doing business in Argentina and the United States; and

●	costs and liabilities associated with environmental, occupational health and safety laws, including any changes in the interpretation or enforcement thereof.

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

i

PART I.

Except when the context otherwise requires or where otherwise indicated, throughout this Annual Report on Form 10-K, we use the terms “Eco-Stim,” “EcoStim,” “Company,” “we,” “us” and “our” to refer to Eco-Stim Energy Solutions, Inc.

Item 1. Business

General

Eco-Stim Energy Solutions, Inc. is a technology-driven, growth-oriented independent oilfield services company providing well stimulation, coiled tubing and field management services to the domestic and international upstream oil and gas industry. We are focused on reducing the ecological impact and improving the economic performance of the well stimulation process in ‘unconventional’ drilling formations. We serve major, national and independent oil and natural gas exploration and production companies around the world and we offer products and services with respect to the various phases of a well’s economic life cycle. Our focus is to bring these technologies and processes to the most active shale resource basins both domestically and outside of North America using our technology to differentiate our service offerings.

For information about our operating segments and financial information by operating segment and geographic area, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K and note 8 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Products and Services

We offer a wide variety of specialized oilfield services and equipment generally categorized by their typical use during the economic life of a well. A description of the products and services offered by each of our three services is as follows:

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

A portion of our pressure pumping equipment consists of our TPUs, which are powered by remanufactured turbine engines previously used in military applications. Each turbine engine generates approximately 4,000 horsepower and therefore when operating at 2,000 HHP, the engine is running at approximately 50% of its capacity. As a result, these turbine engines have a reputation for reliability and durability. They also weigh less than 10% of the typical reciprocating engine of comparable horsepower. The weight differential allows for better use of space on a trailer and more efficient operations. We believe the TPUs are more cost effective to operate and maintain than conventional diesel-powered equipment when run on natural gas. Prior field operations with our current TPUs have demonstrated compliance with emission standards for nitrogen oxides (“NOx”) and carbon monoxide under the EPA’s Tier 4 standards that regulate emissions from certain off-road diesel engines. Turbine engines also have significantly lower methane leakage compared to reciprocating engines.

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

Our proprietary technologies are used to reduce the number of stages required to optimize production, which can result in a substantial reduction of the environmental footprint and costs of completing a well, particularly in high-cost areas. Based on many predictive models executed in several North American shale basins, we believe that the best and most productive stages often occur in brittle and naturally fracture rock formations (“micro-fracture swarms”). These micro-fracture swarms are too small to detect with 3D seismic, but their location can be inferred using a proven attribute analysis combined with core analysis and well diagnostic information. We believe that stimulation efforts in these areas tend to be more effective and frequently result in a better stimulation effort, which in turn can produce more hydrocarbons. We also have the capability to monitor the cementing and stimulation operation and the ongoing production results in real time over the life of the well, measuring the type and quantity of inflow from each stimulation stage. This data allows our customers to confirm and refine the predictability of our Geo-Predict® technology and related field services. Once the Geo-Predict® technology and our services are demonstrated to be accurate and reliable in a given area, it then offers compelling opportunities to lower production costs while simultaneously reducing the environmental impact as a result of completing fewer, better targeted stages with less horsepower and less water. In cases where the fiber optic diagnostic system is permanently installed in a well, we believe the information provided allows for proactive management of the well’s performance over the life of the well, including the ability to actively shut off zones with unwanted water flow.

Customers

Our customers consist primarily of international oil and gas exploration and production companies including national oil companies, local privately-held exploration and production companies and, on occasion, other service companies that have contractual obligations to provide well stimulation and completion services. Demand for our services depends primarily upon the capital and operating spending of oil and gas companies and the level of drilling activity in the oil and gas markets. To date, substantially all our revenue generated is attributable to a few customers, including YPF, S. A. (“YPF”) and several smaller local exploration and production companies.

Competition

We provide products and services in Argentina and the U.S., both highly competitive markets, with competitors comprised of both small and large companies. Our revenues and earnings can be affected by several factors, including changes in competition, fluctuations in drilling and completion activity, perceptions of future prices of oil and gas, government regulation, disruptions caused by weather and general economic conditions. We believe that the principal competitive factors are price, performance, product and service quality, safety, response time and breadth of products and services. We believe our primary competitors in Argentina include Schlumberger, Halliburton, Weatherford, Baker Hughes, Calfrac, Well Services, San Antonio International and other oilfield service companies. Domestically, we compete against many of the same competitors as in Argentina but in addition, we also face strong competition from several independent pressure pumping companies. We also compete with various other regional and local providers within each of our geographic markets for products and services.

Markets

Argentina

We have been operating an oilfield services business in Argentina since December 2014. Our first full year of operations was 2015. The market for our services in Argentina can be broken into three service offerings, (1) Pressure pumping, (2) Coiled Tubing and (3) Field management. The majority of our revenue comes from the pressure pumping market which can be broken into three sub-markets, (1) conventional wells, (2) tight gas wells and (3) unconventional wells. Generally, the conventional wells can be serviced with 3-5 pumping units whereas the tight gas wells require 8-10 pumping units. The unconventional wells in Argentina require anywhere from 16 to 24 pumping units. In 2015, EcoStim only had sufficient pumping capacity to participate in the conventional well market. In 2016, we expanded our capacity and now have experience working in the tight gas market. We anticipate that as the market in Argentina recovers and activity increases, there will be opportunities to secure long term agreements and add additional pumping capacity to service all three markets.

Our Coiled Tubing business involves services to support our pressure pumping business including the drill out of frac plugs, wash-downs, chemical treatments and workover activity. We provide this service to the conventional, tight gas and unconventional well markets.

Our Field Management business consists of various degrees of subsurface analysis derived from the data received from clients or otherwise acquired. The different forms of data include geophysical, geo-mechanical, core samples and other information provided by our customers and data acquired, processed and interpreted by our team including real time fiber optic information data gathered from pressure gauges installed in the wells. This market is driven by exploration and step-out development in new regions or in mature areas where our customers are looking to better understand the production associated with older wells. The market for these services is limited but complements our primary business lines and brings expertise and value to our customers.

The drilling rig count in Argentina peaked at 113 in 2014 and bottomed at 52 in January 2017. The rig count is a reasonable indicator of activity in Argentina and the level of activity will affect the utilization and pricing of our services. Additionally, as wells become more complex and move from conventional to unconventional wells, pressure pumping demand is expected to grow.

Oklahoma

In January 2017, the Company signed a one year contract to provide pressure pumping services in north central Oklahoma. The market in this region is concentrated around wells being drilled in the Woodford, Mississippian Lime, Stack, Scoop and Springer plays. Activity in this region has accelerated in late 2016 and according to Baker Hughes’ North America Rotary Rig Count data, in March 2017 there were 101 rigs operating in Oklahoma as compared 67 rigs operating in March 2016. We have established a base of operations in Fairview, Oklahoma and expect to service all the surrounding basins going forward.

Potential Liabilities and Insurance

Our operations involve a high degree of operational risk and expose us to significant liabilities. An accident involving our services or equipment, or the failure of a product sold by us, could result in personal injury, loss of life, and damage to property, equipment or the environment. Litigation arising from a catastrophic occurrence, such as fire, explosion, or well blowout, may result in substantial claims for damages.

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

Government Regulation

Our business is significantly affected by federal, state, provincial and local laws and other regulations. These laws and regulations relate to, among other things:

●	worker safety standards;

●	the protection of the environment;

●	the handling and transportation of hazardous materials;

●	the protection of natural and cultural resources; and

●	the mobilization of our equipment to, and operations conducted at, our work sites.

Numerous permits are required for the conduct of our business and operation of our various facilities and equipment, including our trucks and other heavy equipment. These permits can be revoked, modified or renewed by issuing authorities based on factors both within and outside our control.

We cannot predict the level of enforcement of existing laws and regulations or how such laws and regulations may be interpreted by enforcement agencies or court rulings in the future. We also cannot predict whether additional laws and regulations will be adopted, including changes in regulatory oversight, increase of federal, state or local taxes, increase of inspection costs, or the effect such changes may have on us, our businesses or our financial condition.

Environmental Matters

Our operations, and those of our customers, are subject to extensive laws, regulations and treaties relating to air and water quality, generation, storage and handling of hazardous materials, and emission and discharge of materials into the environment, and the protection of natural resources. Compliance with these environmental laws and regulations may expose us to significant costs and liabilities and cause us to incur significant capital expenditures in our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of investigatory and remedial obligations, and the issuance of injunctions delaying or prohibiting operations. Historically, our expenditures in furtherance of our compliance with these laws, regulations and treaties have not been material, and we do not expect the cost of compliance to be material in the future; however, we can provide no guarantee that this will not change.

The primary U.S. federal environmental laws to which our operations are subject include the federal Clean Air Act (“CAA”) and regulations thereunder, which regulate air emissions; the Clean Water Act (“CWA”) and regulations thereunder, which regulate the discharge of pollutants in industrial wastewater and storm water runoff; the Resource Conservation and Recovery Act and regulations thereunder, which regulate the management and disposal of hazardous and non-hazardous solid wastes; and the Comprehensive Environmental Response, Compensation, and Liability Act and regulations thereunder, known more commonly as “Superfund,” which imposes liability for the remediation of releases of hazardous substances in the environment. We are also subject to regulation under the U.S. federal Occupational Safety and Health Act and regulations thereunder, which regulate the protection of the safety and health of workers. Analogous state and local laws and regulations may also apply. Similar laws and regulations exist at the national and provincial level in Argentina.

Recently, there has been increased domestic and international scrutiny of hydraulic fracturing activities, resulting in additional regulation. Domestically, the U.S. Environmental Protection Agency (“EPA”) and other federal agencies, including the Bureau of Land Management (“BLM”) have finalized rules or made proposals that would subject hydraulic fracturing to further regulation and could restrict the practice of hydraulic fracturing. For example, the EPA has issued final regulations under the CAA establishing performance standards for oil and gas activities, including standards for the capture of air emissions released during hydraulic fracturing and finalized CWA regulations in June 2016 that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. The BLM and several states have already adopted and more states are considering adopting laws and/or regulations that require disclosure of chemicals used in hydraulic fracturing and impose more stringent permitting, disclosure and well-construction requirements on hydraulic fracturing operations. In addition, some states and municipalities have significantly limited drilling activities and/or hydraulic fracturing, or are considering doing so. Also in Oklahoma, where we operate in the U.S., the Oklahoma Corporation Commission has taken steps to address the potential link between hydraulic fracturing activities and underground injection disposal well operations and induced seismic events. In Argentina, Neuquén Province has promulgated rules and procedures for the exploration and development of unconventional reservoirs, while other provinces have banned hydraulic fracturing altogether. Although it is not possible at this time to predict the final outcome of these proposals, any new federal, state or local restrictions on hydraulic fracturing that may be imposed in areas in which we conduct business could potentially result in increased compliance costs for us or our customers, or delays in development or restrictions on our operations or the operations of our customers, which in turn could have an adverse effect on our business and results of operations.

In addition, from time to time regulators in both the U.S. and Argentina have taken steps to restrict emissions of carbon dioxide, methane, and other greenhouse gases based on determinations by the scientific community that such emissions are contributing to climate change. Initiatives to date have generally focused on the development of cap-and-trade and/or carbon tax programs. A cap-and-trade program generally would cap overall greenhouse gas emissions on an economy-wide basis and require major sources of greenhouse gas emissions or major fuel producers to acquire and surrender emission allowances. Carbon taxes could likewise affect us by being based on emissions from our equipment and could indirectly affect us by increasing operating costs for our customers. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require us to incur costs to reduce emissions of greenhouse gases associated with our operations. Severe limitations on greenhouse gas emissions could also adversely affect demand for oil and natural gas, which could decrease demand for our services and have a material adverse effect our profitability, financial condition and liquidity.

Raw Materials

We purchase various raw materials and component parts in connection with delivering our products and services. These materials are generally, but not always, available from multiple sources and may be subject to price volatility. While we generally do not experience significant long-term shortages of these materials, we have from time to time experienced temporary shortages of particular raw materials. We are always seeking ways to ensure the availability of resources, as well as manage costs of raw materials.

Seasonality

Seasonal weather and severe weather conditions can temporarily impair our operations by reducing our ability to operate for certain time periods, thereby reducing demand for our products and services.

Employees

At December 31, 2016, we had 87 employees, including 84 full-time, and 3 consultants.

Facilities

Our principal executive offices are located at 2930 W. Sam Houston Parkway North, Suite 275, Houston, Texas 77043. In addition, we own or lease additional facilities in the various areas in which we operate.

Intellectual Property

We have registered with the United States Patent and Trademark Office for the following trademarks: Geo-Predict® and Geo-Iteration®. We have not filed any applications for the registration of our trademarks in foreign jurisdictions, but may do so in the future as we deem necessary to protect our business. In addition, we rely to a great extent on the technical expertise and know-how of our personnel to maintain our competitive position.

Research and Development

See Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – “Overview of Business Services.”

Recent Developments

Equity Offerings

On July 13, 2016, the Company entered into an At-Market Issuance Sales Agreement (the “Agreement”) with FBR Capital Markets & Co. and MLV & Co. LLC (the “Distribution Agents”). Pursuant to the terms of the Agreement, the Company may sell from time to time through the Distribution Agents, shares of the Company’s common stock, par value $0.001 per share, with an aggregate sales price of up to $5,801,796 (the “Shares”). Sales of the Shares, if any, will need to be approved by the Company’s board of directors (the “Board”) and will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act, including sales made directly on or through the NASDAQ Capital Market, the existing trading market for our common stock or on any other existing trading market for our common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, and/or any other method permitted by law. Sales of the Shares may be made at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices, and subject to such other terms as may be agreed upon at the time of sale including a minimum sales price that may be stipulated by the Board. During 2016, the Company sold 796,573 shares through the Agreement at an average price of $2.16 per share, for total proceeds of $1,722,596 before deducting approximately $164,000 of commissions.

Secured Loan Agreement

On November 30, 2016, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Bienville Argentina Opportunities Master Fund, LP (“Bienville”) and an individual. A portion of the $2 million proceeds from the Loan Agreement were used to pay the remaining amount payable (approximately $1 million) by the Company under an equipment purchase agreement dated October 10, 2014, as amended, with Gordon Brothers Commercial & Industrial, LLC for the purchase of certain turbine powered pressure pumping equipment (the “TPUs”). The indebtedness created under the Loan Agreement was repaid on March 6, 2017 with a portion of the proceeds of the New Convertible Note (as defined below) issued under the A&R Note Agreement as described below.

Purchase, Sale and Assignment

On March 3, 2017, the Company entered into a purchase, sale and assignment agreement (the “Purchase, Sale and Assignment Agreement”) with Fir Tree and ACM Emerging Markets Master Fund I, L.P. and ACM Multi-Strategy Delaware Holding LLC (collectively, the “ACM entities”), which became effective on March 6, 2017, pursuant to which, among other things, Fir Tree purchased from the ACM entities $22 million aggregate principal amount of the Company’s outstanding convertible notes due 2018 and approximately two million shares of common stock of the Company held by ACM Emerging Markets Master Fund I, L.P., or ACM, (the “Purchase, Sale and Assignment”). This transaction was part of a comprehensive recapitalization designed to create a path to a potential conversion to equity of substantially all of the Company’s debt, subject to shareholder approval and satisfaction of certain other conditions. The Purchase, Sale and Assignment closed on March 6, 2017.

Amended and Restated Convertible Note Facility Agreement

On March 3, 2017, the Company also entered into an Amended and Restated Convertible Note Facility Agreement (the “A&R Note Agreement”) with Fir Tree, which became effective on March 6, 2017 and replaced the previously existing convertible notes agreement by and among the Company and ACM entities (the “Existing Note Agreement”). Pursuant to the terms of the A&R Note Agreement, the Company issued to Fir Tree a secured promissory note (the “Amended and Restated Convertible Note”) in a principal amount of $22 million, which replaces the Existing ACM Note, and a secured promissory note (the “New Convertible Note”, and together with the Amended and Restated Convertible Note, the “Notes”) in a principal amount of approximately $19.4 million, representing an additional $17 million aggregate principal amount of convertible notes issued by the Company to Fir Tree on March 6, 2017 and approximately $2.4 million principal amount of convertible notes in payment of accrued and unpaid interest on the Existing ACM Note. The Notes are convertible into the common stock of the Company (the “Common Stock”) at a price of $1.40 per share, contingent upon the Company receiving shareholder approval of the conversion and satisfaction of certain other conditions. The Company has agreed with Fir Tree to seek prompt shareholder approval of the conversion of the Notes. The unpaid principal amount of the Notes bears an interest rate of 20% per annum and matures on May 28, 2018.

The proceeds of the A&R Note Agreement will be primarily used for equipment purchases and other approved capital expenditures incurred in accordance with an approved operating budget.

The A&R Note Agreement also provides for certain representations, warranties and affirmative covenants and negative covenants customary for transactions of this type, including limitations on the Company’s ability to incur certain types of additional debt, engage in transactions with affiliates, sell assets, and make unapproved capital expenditures.

The A&R Note Agreement further provides that all obligations thereunder are and will be, subject to certain terms and exceptions, jointly and severally guaranteed by certain of the Company’s subsidiaries. All obligations under the A&R Note Agreement are secured by liens on certain of the assets of the Company and the subsidiary guarantors.

The A&R Note Agreement further provides for customary Events of Defaults (as such term is defined in the A&R Note Agreement), including but not limited to: failure to make payment when due, default under other agreements, breach of warranty, failure to comply with negative covenants, bankruptcy, dissolution, impairments to Material Agreements (as such term is defined in the A&R Note Agreement), lack of enforceability of the Transaction Documents (as such term is defined in the A&R Note Agreement), certain ERISA events or environmental claims or nationalization resulting in a material taking of property. Upon the occurrence of any Event of Default, Fir Tree may declare all outstanding principal in respect of the Notes, accrued and unpaid interest thereon, premiums and other amounts outstanding under the A&R Note Agreement to be due and payable.

The foregoing description is a summary of the A&R Note Agreement, does not purport to be complete and is qualified in its entirety by reference to the full text of the A&R Note Agreement, which is filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

Stockholder Rights Agreement

On March 3, 2017 and as a condition precedent for the closing of the A&R Note Agreement, the Company entered into an Amended and Restated Stockholder Rights Agreement (the “A&R Stockholder Rights Agreement”) with Fir Tree and the certain other stockholders party thereto (the “Specified Stockholders”), which became effective on March 6, 2017.

Pursuant to the A&R Stockholder Rights Agreement, Fir Tree currently has the right to nominate at least three individuals for election to the board of directors of the Company (the “Board”) for so long as Fir Tree beneficially owns at least 5% of the issued and outstanding Common Stock (calculated on a fully diluted basis). On March 6, 2017, Messrs. David Proman, Andrew Teno and Andrew Colvin were appointed to the Board pursuant to the foregoing contractual requirements. The A&R Stockholder Rights Agreement provides that certain significant Board actions can be taken only with the affirmative vote or consent of at least two directors appointed by Fir Tree.

A director nominated by Fir Tree may only be removed, with or without cause, upon Fir Tree’s written request. Fir Tree also has the right to nominate a substitute designee should a vacancy on the Board occur due to the death, disability, retirement, resignation or removal of any of its previously appointed designees.

So long as Fir Tree beneficially owns at least 5% of the issued and outstanding Common Stock (calculated on a fully diluted basis), certain key actions of the Company, including but not limited to, changes in numbers of directors, sale of all or substantially all assets of the Company or issuance of a new class of capital stock, will require approval by a majority of the Board, including the affirmative vote of at least 2 directors appointed by Fir Tree.

So long as Fir Tree beneficially owns at least 5% of the issued and outstanding Common Stock (calculated on a fully diluted basis), the Company will have an audit committee, a compensation committee, and a nominating committee and will designate at least one director nominated by Fir Tree to each such committee. Mr. Teno was appointed by the Board as a member of the Company’s compensation committee, and Mr. Proman was appointed by the Board as a member of the Company’s nominating committee, pursuant to the foregoing contractual requirements. Fir Tree intends to appoint an individual who qualifies as an independent director under NASDAQ Capital Market and SEC rules to the Board and the audit committee no later than 180 days following March 7, 2017.

So long as Fir Tree beneficially owns at least 10% of the issued and outstanding Common Stock (calculated on a fully diluted basis), Fir Tree will have a pre-emptive right to purchase an amount of common stock, issued by the Company necessary to ensure Fir Tree’s beneficial ownership does not decrease as a result of such new issuance. Subject to the same conditions and certain exceptions, Fir Tree and the Specified Stockholders will have rights of first refusal and tag-along rights to any proposed transfer of Common Stock.

The foregoing description is a summary of the A&R Stockholder Rights Agreement, does not purport to be complete and is qualified in its entirety by reference to the full text of the A&R Stockholder Rights Agreement, which is filed as Exhibit 4.3 hereto.

Registration Rights Agreement

On March 3, 2017, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Fir Tree which became effective on March 6, 2017, pursuant to which the Company granted certain registration rights to Fir Tree with respect to the shares of Common Stock held by Fir Tree (the “Registrable Securities”), including those shares of Common Stock issuable upon the conversion of the Convertible Note. Under the Registration Rights Agreement, Fir Tree will have certain customary registration rights, including demand rights and piggyback rights, subject to certain underwriter cutbacks and issuer blackout periods. The Company will pay all fees and expenses relating to the registration and disposition of the Registrable Securities in compliance with the Company’s obligations under the Registration Rights Agreement.

The foregoing description is a summary of the Registration Rights Agreement, does not purport to be complete and is qualified in its entirety by reference to the full text of the Registration Rights Agreement, which is filed as Exhibit 4.4 hereto.

Corporate Information

We are a Nevada corporation. Our principal executive offices are located at 2930 W. Sam Houston Pkwy. N., Suite 275, Houston, Texas 77043, and our main telephone number at that address is (281) 531-7200. Our website is available at www.ecostim-es.com. Information contained on or available through our website is not part of or incorporated by reference into this Form 10-K or any other report we may file with the Securities and Exchange Commission (the “SEC”).

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

Investors should be aware that while we do, at various times, communicate with securities analysts, it is against our policy to disclose to them selectively any material non-public information or other confidential information. Accordingly, investors should not assume that we agree with any statement or report issued by an analyst with respect to our past or projected performance. To the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

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

We have a limited operating history and, accordingly, we are subject to substantial risks inherent in the commencement of a new business enterprise. We are a technology-driven independent oilfield service company providing well stimulation, coiled tubing and field management services to the upstream oil and gas industry with a focus on improving the ecological and economic aspects of the process. Our primary focus will be on the most active shale and unconventional oil and natural gas basins. We have commenced operations in Argentina and since 2014 through December 31, 2016, have only generated minimal revenue from our consulting and field management operations. There can be no assurance that we will be able to successfully generate additional revenues or attain operating profitability. Additionally, we have a very limited business history that investors can analyze to aid them in making an informed judgment as to the merits of an investment in our Company. Any investment in our Company should be considered a high-risk investment because the investor will be placing funds at risk in our Company with unforeseen costs, expenses, competition, and other problems to which new ventures are often subjected. Investors should not invest in our Company unless they can afford to lose their entire investment. As we are early in the revenue-generation process, our prospects must be considered in light of the risks, expenses, and difficulties encountered in establishing a new business in a highly competitive industry.

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

The oil and gas industry is capital intensive. We have substantial future capital requirements, including the need to fund growth through acquisition of additional equipment and assets, working capital and capital expenditures and debt service obligations. Since December 2013, our operation and growth has been funded primarily by proceeds from various equity and debt offerings and more recently by cash flows from operations. Our ability to fund future operations and our planned and committed 2017 capital expenditures will depend upon our future operating performance and, more broadly, on the availability of equity and debt financing. The availability of financing will be affected by prevailing economic conditions, market conditions in the exploration and production industry and financial, business and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flows or to obtain additional capital on favorable terms or at all, we may be unable to continue growing our business or to sustain or increase our current level of profitability. Our inability to grow our business may adversely impact our ability to sustain or improve our profits. Moreover, if we cannot generate sufficient cash flows or otherwise secure sufficient liquidity to support our capital requirements, we may not be able to meet our payment obligations, which could have a material adverse effect on our results of operations or liquidity.

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

As an emerging growth company, growth in accordance with our business plan, if achieved, could place a significant strain on our financial, technical, operational and management resources. As we expand the scope of our activities and our geographic coverage through both organic growth and acquisitions, there will be additional demands on our financial, technical, operational and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrences of unexpected expansion difficulties, including the failure to recruit and retain experienced managers, engineers and other professionals in the oilfield services industry, could have a material adverse effect on our business, financial condition, results of operations and our ability to successfully or timely execute our business plan.

If our intended expansion of our business is not successful, our financial condition, profitability and results of operations could be adversely affected, and we may not achieve increases in revenue and profitability that we hope to realize.

A key element of our business strategy involves the expansion of our services, geographic presence and customer base. These aspects of our strategy are subject to numerous risks and uncertainties, including:

●	an inability to retain or hire experienced crews and other personnel;

●	a lack of customer demand for the services we intend to provide;

●	an inability to secure necessary equipment, raw materials (particularly sand and other proppants) or technology to successfully execute our expansion plans;

●	shortages of water used in our sand processing operations and our hydraulic fracturing operations;

●	unanticipated delays that could limit or defer the provision of services by us and jeopardize our relationships with existing customers and adversely affect our ability to obtain new customers for such services; and

●	competition from new and existing services providers.

Encountering any of these or any unforeseen problems in implementing our planned expansion could have a material adverse impact on our business, financial condition, results of operations and cash flows, and could prevent us from achieving the increases in revenues and profitability that we hope to realize.

Our liquidity needs could restrict our operations and make us more vulnerable to adverse economic conditions.

Our future indebtedness, whether incurred in connection with acquisitions, operations or otherwise, may adversely affect our operations and limit our growth, and we may have difficulty making debt service payments on such indebtedness as payments become due. Our level of indebtedness may affect our operations in several ways, including the following:

●	increasing our vulnerability to general adverse economic and industry conditions;

●	the covenants that are contained in the agreements governing our indebtedness could limit our ability to borrow funds, dispose of assets, pay dividends and make certain investments;

●	our debt covenants could also affect our flexibility in planning for, and reacting to, changes in the economy and in our industry;

●	any failure to comply with the financial or other covenants of our debt, including covenants that impose requirements to maintain certain financial ratios, could result in an event of default, which could result in some or all of our indebtedness becoming immediately due and payable;

●	our level of debt could impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes; and

●	our business may not generate sufficient cash flow from operations to enable us to meet our obligations under our indebtedness.

We may be unable to maintain pricing on our core services.

Pressures stemming from fluctuating market conditions and oil and natural gas prices are making it increasingly difficult to maintain the pricing on our core services during the last quarter of 2015 and throughout 2016. We have faced, and will likely continue to face, reductions in our services being needed as well as pricing pressure from the competitors who are also competing for those same opportunities during 2017. If we are unable to maintain pricing on our core services, our financial results will be negatively impacted.

The activity level of our customers, spending for our products and services, and payment patterns may be impacted by low commodity prices and any deterioration in the credit markets.

Many of our potential customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. Beginning in late 2014 and continuing through 2015 and into early 2016, there was a significant decline in the word-wide benchmarked prices of oil and gas, resulting in reduced cash flow from our customers’ operations and a severe reduction in their access to the equity and credit markets. Additionally, during 2015 and 2016, many of our potential customers’ equity values substantially declined. The combination of a reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in a significant reduction in our potential customers’ spending for our products and services. Although during 2016 the price of WTI oil has increased to the mid $50s per barrel, drilling activity has increased modestly attributable to concerns about sustained price stability and price maintenance.

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

Well stimulation, and pressure pumping more generally, can require a significant supply of water, and water supply and quality are important requirements to our operations. We intend to meet our water requirements from sources on or near the well sites, but there is no assurance that we will be able to obtain a sufficient supply of water from sources in these areas, some of which are prone to drought. For example, in December 2016, the Neuquén province in Argentina declared a 12-month state of emergency as a result of a severe drought. In response to this emergency, the Governor of Neuquén also established a special committee with broad powers to take any “urgent and immediate action deemed necessary to address the water emergency.” While we cannot predict what measures may be taken in response to drought conditions, limitations on water use or increased costs to obtain water from alternative sources has the potential to adversely affect our operations, financial position, and results of operations.

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

We and Fir Tree are parties to the A&R Note Agreement. The A&R Note Agreement contains restrictive covenants. These covenants include, but are not limited to, requirements to reserve shares issuable for payment of the outstanding balance on the convertible note, maintain specific account balances, and comply with the operating budget. Additionally, the covenants include, but are not limited to, restrictions on incurring certain types of additional debt, engaging in transactions with affiliates, selling assets, making unapproved capital expenditures and entering into certain lease agreements.

A breach of any of these covenants could result in a default under our note facility. Upon the occurrence of an event of default under our convertible note facility, Fir Tree may accelerate payment under the A&R Note Agreement in accordance with its terms. If we were unable to repay those amounts, Fir Tree could, among other things, proceed against the collateral granted to them that secures that indebtedness.

We have pledged a significant portion of our and our subsidiaries’ assets as collateral under our note facility. If Fir Tree accelerates the repayment of borrowings under our note facility, we cannot assure you that we will have sufficient assets to repay indebtedness under such facilities and our other indebtedness.

We may not be able to provide services that meet the specific needs of oil and natural gas exploration and production companies at competitive prices.

The markets in which we operate are highly competitive and have relatively few barriers to entry, and the competitive environment has intensified as recent mergers among exploration and production companies have reduced the number of available customers. The principal competitive factors in the markets in which we operate are product and service quality and availability, responsiveness, experience, technology, equipment quality, reputation for safety and price. We compete with small companies capable of competing effectively in our markets on a local basis. We also compete with large national and multi-national companies that have longer operating histories, greater financial, technical and other resources and greater name recognition than we do. Our initial well stimulation fleet currently does not have sufficient HHP to enable us to participate in unconventional jobs as well as larger well stimulation jobs. See Part I – Item 1 – “Business—Market Segmentation.”

The inability to control the inherent risks of acquiring and integrating businesses in the future could adversely affect our operations.

As a part of our business strategy, we intend to pursue selected acquisitions or mergers. If we choose to grow our business through acquisitions or mergers, it is possible that companies acquired or merged into our Company may have associated risks including:

●	Unanticipated costs and assumption of liabilities and exposure to unforeseen liabilities;

●	Inherent difficulties in integrating the operations and assets of the acquired business and personnel;

●	Potential losses of key employees and customers of the acquired business;

●	Internal control weaknesses or limitations on our ability to properly assess and maintain an effective internal control environment over an acquired business, in order to comply with public reporting requirements;

●	Risks of entering markets in which we have limited prior experience; and

●	Increases in our expenses and working capital requirements.

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

Our performance is primarily dependent upon the efficient and uninterrupted operation of our sole pressure pumping fleet, which commenced operation in Argentina in December 2014, and our sole coiled tubing equipment unit, which commenced operation in Argentina in February 2015. If our operation of such core equipment experiences unanticipated disruption due to an accident, mechanical failure or other unforeseen event such as a fire, explosion, violent weather conditions or unexpected operational difficulties, or if we have to schedule a temporary shutdown to perform maintenance on any of our core equipment, our ability to provide timely services to our customers could be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The market for our services and products is characterized by continual technological developments to provide better and more reliable performance and services. If we are not able to design, develop and produce commercially competitive products and to implement commercially competitive services in a timely manner in response to changes in technology, our business and revenues could be materially and adversely affected and the value of our intellectual property may be reduced. Likewise, if our proprietary technologies, equipment and facilities, or work processes become obsolete, we may no longer be competitive and our business and revenues could be materially and adversely affected.

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

The petroleum and oil-service industries in Argentina, where we operate, and other countries are unionized, and it is likely that we may experience work stoppages or other labor disruptions from time to time. As of December 31, 2016, approximately 86% of our Argentine employees were represented by unions and they are working under the conditions stated in their collective bargaining agreements. No assurance can be given that the collective bargaining agreements will be successfully extended or renegotiated as they expire from time to time. If any collective bargaining agreement is not extended or renegotiated, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage or interruption, we could experience a significant disruption of, or inefficiencies in, our operations or incur higher labor costs, which could have a material adverse impact on our combined results of operations and financial condition by disrupting our ability to perform well stimulation or pressure pumping and other services for the customers under our service contracts.

If we become subject to warranty, similar claims or litigation, it could be time-consuming and costly to defend.

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

The technical complexities of our operations are such that we are exposed to a wide range of significant worker health, safety and environmental risks. Our services involve production-related activities, radioactive materials, explosives and other equipment and services that are deployed in challenging exploration, development and production environments. An accident involving our services or equipment, or a failure of a product, could cause personal injury, loss of life, damage to or destruction of property, equipment or the environment, or suspension of operations. Our insurance policies may not protect us against liability for some kinds of events, including events involving pollution, or against losses resulting from business interruption. Moreover, we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any damages caused by our services or products that are not covered by insurance, or are in excess of policy limits or are subject to substantial deductibles, could adversely affect our financial condition, results of operations and cash flows.

A terrorist attack or armed conflict could harm our business.

Geopolitical and terrorism risks continue to grow in a number of countries, including those where we do business. Geopolitical and terrorism risks could lead to, among other things, a loss of our investment in the country, impairment of the safety of our employees and impairment of our ability to conduct our operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2016, we had approximately $43.7 million of U.S. federal net operating loss carryforwards (“NOLs”), which begin to expire in 2018. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382). An ownership change generally occurs if one or more shareholders (or groups of shareholders) who are each deemed to own at least 5% of our stock change their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382, determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in Section 382, subject to certain adjustments. Any unused annual limitation may be carried over to later years. We may have previously experienced and may in the future experience one or more “ownership changes”. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. We believe that, due to our subsequent event noted in Note 19 regarding the Fir Tree transaction, we will have an impact due to the change in control, however, we have not yet evaluated the impact this will have on us.

Risks Related to Our Operations in Argentina and Other Foreign Jurisdictions

Our business is largely dependent upon economic conditions in Argentina.

Substantially all our initial operations and customers are located in Argentina, and, as a result, our business is to a large extent dependent upon economic conditions prevailing in Argentina. The Argentine economy has experienced significant volatility in past decades, including numerous periods of low or negative growth and high and variable levels of inflation and devaluation. Argentina’s gross domestic product grew at an average annual real rate of approximately 0.8% in 2012, recovering to 2.9% in 2013. In January, 2017 , the National Statistics Institute (Instituto Nacional de Estadística y Censos, or INDEC), which is the only institution in Argentina with the statutory power to produce official nationwide statistics, reported real gross domestic product during the third quarter of 2016 was 3.6% lower than the comparable figure for 2015. If economic conditions in Argentina continue to contract, or if the Argentine government’s measures to attract or retain foreign investment and international financing in the future are unsuccessful, such developments could affect our financial condition and results of operations.

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

In recent years, Argentina has confronted inflationary pressure. According to inflation data published by INDEC, in January 2017, the Argentine consumer price index increased by 1.3 % from the prior month. Increased rates of inflation in Argentina could increase our cost of operation, and may negatively impact our results of operations and financial condition. There can be no assurance that inflation rates will not be higher in the future.

In addition, Argentina’s economy is vulnerable to adverse developments affecting its principal trading partners. A significant decline in the economic growth of any of Argentina’s major trading partners, such as Brazil, China or the U.S., could have a material adverse impact on Argentina’s balance of trade and adversely affect Argentina’s economic growth and may consequently adversely affect our financial condition and results of operations. The Argentine Peso has been subject to significant devaluation in the past and may be subject to significant fluctuations in the future, consequently affecting our financial condition and results of operations (see additionally Part I – Item 1A. Risk Factors – “We may be exposed to fluctuations in foreign exchange rates.”). President Macri moved quickly in December 2015 after taking office to lift currency controls. This was effective at removing the large spread that previously existed between the so-called “blue market” rate of approximately 14 pesos to 1 dollar and the official exchange rate of 9 pesos to 1 dollar. Since currency controls were repealed, the Argentine Peso has traded between around 11.4 pesos to the U.S. dollar and 15.8 Argentine pesos to the U.S. dollar, and we believe is currently reasonably stable.

Moreover, this move was accompanied by a liberalization of capital controls, which we expect to improve the investment climate in Argentina by making it easier for our Company and our customers to repatriate future earnings in Argentina. However, this move could stall or reverse its favorable trend.

The Argentinian government has fixed oil and gas prices for domestic producers. Any decrease or removal of the fixed price could result in a corresponding reduction in our customers’ drilling activities, which could adversely impact our results of operations, financial condition and cash flows.

The Argentinian government has historically fixed the price of natural gas production for light sweet crude and for heavy oil. More recently, the government has been supportive of fixed prices for natural gas but has indicated a desire to allow the crude oil prices to adjust to international prices. We have no assurance that the government will not lower the fixed prices for natural gas in the future or remove them altogether. If the fixed price for natural gas were to be reduced or removed, our customers may drill less, which could have a corresponding effect on the demand for our products or services.

Certain risks are inherent in any investment in a company operating in an emerging market such as Argentina.

Argentina is an emerging market economy and investing in emerging markets generally carries risks. These risks include political, social and economic instability that may affect Argentina’s economic results which can stem from many factors, including the following:

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

Financial and securities markets in Argentina, and the Argentine economy, are influenced by economic and market conditions in other markets worldwide. Considering the current international turmoil, Argentina’s economy remains vulnerable to external shocks, including those relating to or similar to the global economic crisis that began in 2008 and the recent uncertainties surrounding European sovereign debt. Although economic conditions vary from country to country, investors’ perceptions of events occurring in one country may substantially affect capital flows into and investments in securities from issuers in other countries, including Argentina.

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

We plan to conduct operations in a number of countries. Our international operations will be subject to a number of risks inherent to any business operating in foreign countries, and especially those with emerging markets, including the following risks, among others:

●	government instability, which can cause investment in capital projects by our potential clients to be withdrawn or delayed, reducing or eliminating the viability of some markets for our services;

●	potential expropriation, seizure, nationalization or detention of assets, such as the 2015 nationalization of Repsol S.A.’s interest in YPF;

●	difficulty in repatriating foreign currency received in excess of local currency requirements;

●	foreign currency exchange rate fluctuations, import/export tariffs and quotas;

●	civil uprisings, riots and war, which can make it unsafe to continue operations, adversely affect both budgets and schedules and expose us to losses;

●	availability of suitable personnel and equipment, which can be affected by government policy, or changes in policy that limit the importation of qualified crewmembers or specialized equipment in areas where local resources are insufficient;

●	decrees, laws, regulations, interpretation and court decisions under legal systems, which are not always fully developed and which may be retroactively applied and cause us to incur unanticipated and/or unrecoverable costs as well as delays which may result in real or opportunity costs; and

●	terrorist attacks, including kidnappings of our personnel.

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

As a company subject to compliance with the FCPA, our business may suffer and we may be subject to competitive disadvantages because our efforts to comply with U.S. laws could restrict our ability to do business in foreign markets relative to our competitors who are not subject to U.S. law. Additionally, our business plan involves establishing close relationships with stakeholders in certain foreign markets. Any determination that we or foreign shareholders, directors or officer’s partners have violated the FCPA may adversely affect our business and operations.

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

Oil and natural gas prices are volatile. Fluctuations in such prices may result in a decrease in the expenditure levels of oil and natural gas companies, which in turn may adversely affect us. For example, the substantial and extended decrease in commodity prices which started in 2014 and continuing through early 2016 has severely reduced most of our customer’s profitability. This situation may continue or worsen and could adversely affect our business, financial condition and results of operations.

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

The prices for oil and natural gas have historically been volatile and can be affected by a variety of factors, including:

●	worldwide and regional economic conditions impacting the global supply and demand for oil, natural gas and natural gas liquids;

●	the price and quantity of foreign imports;

●	political and economic conditions in or affecting other producing areas, including the Middle East, Africa, South America and Russia;

●	the ability of members of the Organization of the Petroleum Exporting Countries (“OPEC”) (and certain non-OPEC countries) to agree to and maintain oil price and production controls;

●	the level of global exploration and production activity;

●	the level of global inventories;

●	prevailing prices on local price indexes in the areas in which we operate;

●	the proximity, capacity, cost and availability of gathering and transportation facilities;

●	localized and global supply and demand fundamentals and transportation availability;

●	the cost of exploring for, developing, producing and transporting reserves;

●	weather conditions and other natural disasters;

●	technological advances affecting energy consumption;

●	the price and availability of alternative fuels;

●	expectations about future commodity prices; and

●	domestic, local and foreign governmental regulation and taxes.

The oil and gas industry has historically experienced periodic downturns, which have been characterized by diminished demand for oilfield services and downward pressure on the prices we charge. The prices of crude oil, domestic natural gas and NGLs have declined substantially since June 2014. The price of WTI crude oil has decreased from over $100.00 per barrel in the middle of June 2014 to below $30.00 per barrel in January and February 2016. Henry Hub spot prices for natural gas declined below $1.80 per Mcf in December 2015 compared to more than $4.40 per Mcf in January 2014. The volatility in gas pricing was demonstrated in 2016 when in April and May, the average price was $1.92 per Mcf while the year ended with a December average of $3.59 per Mcf. The current downturn in the oil and gas industry has resulted in a reduction in demand for oilfield services and could adversely affect our financial condition, results of operations and cash flows.

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

We are subject to extensive environmental, worker health and safety laws and regulations that may subject us to substantial liability or require us to take actions that will adversely affect our results of operations.

The oil and gas industry is significantly affected by stringent and complex federal, state and local laws and regulations concerning the discharge of substances into the environment or otherwise relating to environmental protection and worker health and safety matters. The cost of compliance with these laws can be significant. Failure to properly handle, transport or dispose of these materials or otherwise conduct our operations in accordance with these and other environmental laws could expose us to substantial liability for administrative, civil and criminal penalties, cleanup and site restoration costs and liability associated with releases of such materials, damages to natural resources and other damages, as well as potentially impair our ability to conduct our operations. We could be exposed to liability for cleanup costs, natural resource damages and other damages under these and other environmental laws. Such liability can be on a strict, joint and several liability basis, without regard to fault. Liability may be imposed as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Environmental laws and regulations have changed in the past, and they are likely to change in the future. If existing environmental requirements or enforcement policies change and become more stringent, we may be required to make significant unanticipated capital and operating expenditures.

The adoption of climate change legislation or regulations restricting emissions of greenhouse gases could result in increased operating costs and reduced demand for oil and natural gas.

In recent years, many national, federal, state and local governments have taken steps to reduce emissions of greenhouse gases. For example, in the United States, the EPA has finalized a series of greenhouse gas monitoring, reporting and emissions control rules for the oil and natural gas industry, and the U.S. Congress has, from time to time, considered adopting legislation to reduce emissions including carbon dioxide and methane. In December 2015, the United States and Argentina participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of greenhouse gases. The Agreement, which went into effect in November 2016, establishes a framework for the parties to cooperate and report actions to reduce greenhouse gas emissions. At this time, we cannot predict what additional steps, if any, the U.S. and Argentina may take as a result of participation in the Paris Agreement. Argentina has also passed a number of energy-efficiency related measures as well as requirements for the blending of ethanol and other biofuels with petroleum fuels. These measures could reduce demands for petroleum products, which in turn could have an adverse impact on demand for our services.

Moreover, climate change may cause more extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as rising sea levels and increased volatility in seasonal temperatures. Extreme weather conditions can interfere with our services and increase our costs and damage resulting from extreme weather. At this time, we are unable to determine the extent to which climate change may lead to increased storm or weather hazards affecting our operations.

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

Many national, provincial, and local governments and agencies have adopted laws and regulations or are evaluating proposed legislation and regulations that are focused on the extraction of shale gas or oil using well stimulation, which is part of the overall services we provide to our customers. Well stimulation is a treatment routinely performed on oil and gas wells in low-permeability reservoirs. Specially engineered fluids are pumped at high pressure and rate into the reservoir interval to be treated, causing cracks in the target formation. Proppant, such as sand of a particular size, is mixed with the treatment fluid to keep the cracks open when the treatment is complete. In response to concerns related to potential impacts to the environment and natural resources from well stimulation, governmental authorities have issued new rules and regulations governing the practice, and are also pursuing studies related to its potential effects. Also, some national, state, and local governments have adopted bans or other measures restricting well stimulation activities. For example, the Province of Neuquén in Argentina where we operate, has approved a set of rules regarding the extraction of shale oil and gas. These rules require, amongst other things, that operators performing well stimulation obtain permits prior to commencing drilling activities and file reports with the provincial government regarding the chemicals used in the well stimulation process and an analysis of the flowback water returning to the surface. In certain regions, the indigenous people have voiced their opposition to the increased shale development although to date these protests have been peaceful and have yet to disrupt activity in a meaningful way. In addition, several other provinces and local governments have voted to ban well stimulation within their borders, and some groups continue to advocate for a national ban on well stimulation in Argentina. The EPA and states, including Oklahoma, have also taken steps to regulate hydraulic fracturing. There has been increasing public controversy regarding hydraulic fracturing with regard to the use of fracturing fluids, induced seismic activity, impacts on drinking water supplies, use of water and the potential for impacts to surface water, groundwater and the environment generally. Legislative or regulatory changes could cause us or our customers to incur substantial compliance costs, and compliance or the consequences of any failure to comply by us could have a material adverse effect on our financial condition and results of operations. At this time, it is not possible to estimate the impact on our business of newly enacted or potential national, state or local laws governing hydraulic fracturing.

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

As a public company, we are required to comply with most, but not all, of the Sarbanes-Oxley Act of 2002 (“SOX”), as well as rules and regulations implemented by the SEC. Changes in the laws and regulations affecting public companies, including the provisions of SOX and rules adopted by the SEC, have resulted in, and will continue to result in, increased costs to us as we respond to these requirements. Given the risks inherent in the design and operation of internal controls over financial reporting, the effectiveness of our internal controls over financial reporting is uncertain. If our internal controls are not designed or operating effectively, we may not be able to issue an evaluation of our internal control over financial reporting as required or we or our independent registered public accounting firm may determine that our internal control over financial reporting was not effective. In addition, our registered public accounting firm may either disclaim an opinion as it relates to management’s assessment of the effectiveness of our internal controls or may issue an adverse opinion on the effectiveness of our internal controls over financial reporting. Investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and which could affect our ability to run our business as we otherwise would like to. New rules could also make it more difficult or costlier for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the coverage that is the same or similar to our current coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board, the committees of our Board, and as executive officers. We cannot predict or estimate the total amount of the costs we may incur or the timing of such costs to comply with these rules and regulations.

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

We currently anticipate that we will retain all future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our Board. In addition, the terms of the A&R Note Agreement restrict our ability to pay dividends and make other distributions. As a result, only appreciation of the price of our common stock, which may not occur, will provide a return to our stockholders.

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

Fir Tree may have significant influence over us, including influence over decisions that require stockholder approval, which could limit your ability to influence the outcome of key transactions, including a change of control.

Fir Tree currently has the right to nominate and appoint up to a total of three individuals to the Board. As a result, Fir Tree has influence over our decisions to certain corporate actions including those specified in the A&R Stockholder Rights Agreement.

Moreover, Fir Tree has a contractual right to maintain its percentage ownership in our Company. Specifically, under the terms of the Stockholder Rights Agreement, for so long as Fir Tree beneficially owns more than 10% of our issued and outstanding common stock (calculated on a fully diluted basis), Fir Tree, subject to certain exclusions, has a preemptive right to purchase any new securities we propose to issue or sell in an amount not to exceed the amount of such new securities that Fir Tree would need to beneficially own so that its beneficial ownership of our common Stock does not decrease as a result of such issuance or sale. As a result, Fir Tree’s preemptive right will apply to any securities we issue during an underwritten public offering. Therefore, while other holders of our stock would risk suffering a reduction in percentage ownership in connection with a new issuance of securities by us, Fir Tree would, through this preemptive right, have the opportunity to avoid a reduction in percentage ownership. As long as Fir Tree continues to hold a significant portion of our outstanding common stock, it will have the ability to influence the vote in any election of directors and over decisions that require stockholder approval. Please read Part III – Item 13 – “Certain Relationships and Related Party Transactions, and Director Independence.”

Convertible debt not converting to equity can have an adverse effect on the Company

On March 6, 2017, the Company closed a transaction with Fir Tree and the ACM entities pursuant to which, among other things, Fir Tree purchased from the ACM entities $22 million aggregate principal amount of the Company’s outstanding convertible notes due 2018. This transaction was part of a comprehensive recapitalization designed to create a path to a potential conversion to equity of substantially all the Company’s debt, subject to shareholder approval and satisfaction of certain other conditions. As part of the transaction, the Company issued to Fir Tree an additional $19.4 million aggregate principal amount of convertible notes. After giving effect to these transactions, the Company now has approximately $41.4 million of outstanding convertible notes due May 28, 2018 which accrue interest at 20% per annum. Fir Tree has agreed to convert all the outstanding convertible notes into common stock at a conversion price of $1.40 per share, subject to receipt of shareholder approval at the next shareholder meeting, and satisfaction of certain other conditions. Based on commitments from some of the Company’s largest shareholders, we believe that the convertible notes will be exchanged for common stock at $1.40 per share at the next shareholder meeting, however, if the convertible notes remain outstanding following the next shareholder meeting, the Company will be required to make a semi-annual interest payment of approximately $3.7 million on August 15, 2017. At that time, we may not have sufficient cash to pay this interest payment, resulting in potential default of the loan.

We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.

Our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our Board may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Properties

Our principal executive offices are located at 2930 W. Sam Houston Parkway North, Suite 275, Houston, Texas 77043, where we lease 6,577 square feet of general office space pursuant to a lease agreement expiring on September 30, 2017.

We own or lease facilities and administrative offices throughout the geographic regions in which we operate. As of December 31, 2016, we owned or leased the following principal properties:

Location	Type of Facility	Size	Leased or Owned	Monthly Lease (Approx.)	Expiration of Lease	Primary Use
2930 W. Sam Houston Pkwy N., Suite 275, Houston, TX	Corporate Office	6,577 sq. ft. building space	Leased	$17,312	September 30, 2017	Administrative Office

1600 Brittmoore Rd Houston, TX	Warehouse	13,125 sq. ft. building space	Leased	$7,000	Month to month	US Operations

Uruguay 1134 Buenos Aires, Argentina	Administrative Offices	1,900 sq. ft. building space	Leased	$4,500	September 30, 2017	Administrative Office

Leloir 451 Neuquén, Argentina	Administrative Offices	1,990 sq. ft. building space	Leased	$4,500	June 30, 2017	Neuquén Operations

256946 E. County Road 49, Fairview, Oklahoma	Yard and Office	Approx, 13 acres, portable building	Leased	$22,500	March 7, 2019	US Operations

Plottier, Argentina	Land	12 acres	Owned	N/A	—	Future Neuquén Operations

Calle No 12 Neuquén, Argentina	Warehouse	3,500 sq. ft. building space	Leased	$6,900	August 31, 2017	Argentina Operations

Centenario, Neuquén, Argentina Lote 3, Manzana D, parque industrial	Warehouse	8,073 sq. ft building space	Leased	$7,000	November 30, 2018	Argentina Operations

Neuquén, Neuquén, Argentina Lote 4, Manzana 2C, parque industrial	Warehouse	129,167 sq. ft. building space	Leased	$7,312	November 30, 2018	Argentina Operations

Item 3. Legal Proceedings

We are not a party to and none of our property is the subject of any pending material legal proceedings. To our knowledge, no governmental authority is contemplating any such proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity securities

Market Information

Our common stock is currently listed on the NASDAQ Capital Market under the symbol “ESES.” Prior to April 10, 2015, our common stock was quoted in the over-the-counter bulletin board (or OTCBB) and the OTCQB marketplace operated by the OTC Market Group, Inc. The reported high and low last sale prices for our common stock are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. On March 10, 2017, the last reported sale price of our common stock was $1.08 per share.

	High		Low
2014
First quarter ended March 31, 2014	$15.00	(1)	$4.80
Second quarter ended June 30, 2014	$7.75		$6.50
Third quarter ended September 30, 2014	$16.00	(2)	$6.00
Fourth quarter ended December 31, 2014	$7.04		$4.30
2015
First quarter ended March 31, 2015	$6.50		$4.31
Second quarter ended June 30, 2015	$8.39		$5.18
Third quarter ended September 30, 2015	$6.79		$2.99
Fourth quarter ended December 31, 2015	$5.45		$1.88
2016
First quarter ended March 31, 2016	$2.95		$2.00
Second quarter ended June 30, 2016	$3.12		$2.14
Third quarter ended September 30, 2016	$2.80		$2.09
Fourth quarter ended December 31, 2016	$2.19		$0.96

(1)	Volume of shares traded at high price for the quarter was 2,339 shares.
(2)	Volume of shares traded at high price for the quarter was 400 shares.

Holders

As of March 10, 2017, we had approximately 659 record holders of our common stock.

Dividend Policy

We currently intend to retain future earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future following this offering. However, our Board, in its discretion, may authorize the payment of dividends in the future. Any decision to pay future dividends will depend upon various factors, including our results of operations, financial condition, capital requirements and investment opportunities. In addition, the A&R Note Agreement contains terms and covenants that restrict our ability to make distributions to our stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has two stock incentive plans, the 2013 Stock Incentive Plan (the “2013 Plan”) and the 2015 Stock Incentive Plan (the “2015 Plan”), which provide for the granting of stock-based incentive awards, including incentive stock options, non-qualified stock options and restricted stock, to employees, consultants and members of the Board. The 2013 Plan was adopted in 2012 and amended in 2013 and authorizes 1,000,000 shares to be issued. The 2015 Plan, f/k/a “the 2014 Stock Incentive Plan,” was adopted in 2014; in 2015 and 2016 it was amended and a total of 700,000 additional shares were authorized, resulting in a maximum of 1,700,000 shares being authorized for issuance. Both the 2013 Plan and the 2015 Plan have been approved by the shareholders of the Company.

For additional information regarding the Stock Incentive Plans, as of December 31, 2016, please see Part II – Item 8 – Financial Statements and Supplemental Data – Notes to consolidated financial statements – Note 14 – “Stock-Based Compensation.”

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, and restricted stock (a)	Weighted- average exercise price of outstanding options, and restricted stock (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,174,464	$5.45	759,328
Equity compensation plans not approved by security holders	—	—	—
Total	1,174,464	$5.45	759,328

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not have any sales of unregistered equity securities during the fiscal year ended December 31, 2016.

Purchases of Equity Securities by the Issuer

The following table discloses purchases of shares of the Company’s common stock made by us or on our behalf during the year ended December 31, 2016:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 – January 31, 2016	12,096		$2.57	19,035	$4,948,630
February 1, 2016 – February 29, 2016	2,815		2.17	21,850	4,942,531
Total	14,911	(1)	$2.49	21,850	$4,942,531

(1)	All shares were purchased pursuant to the publicly announced stock repurchase program described in footnote 2 below.

(2)	On December 15, 2015, the Board authorized the Company to repurchase, from time to time during the period from December 16, 2015 through December 16, 2017, up to $5 million in shares of its outstanding common stock. Beginning December 2015 through December 31, 2016, 21,850 shares of our common stock have been repurchased by us or on our behalf pursuant to such stock repurchase plan.

Item 6.      Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

General

We provide well stimulation, coiled tubing and field management services to the upstream oil and gas industry. We serve major, national and independent oil and natural gas exploration and production companies globally and we offer our products and services with respect to the various phases of a well’s economic life cycle.

Financial Results

For both 2015 and 2016, our activity was concentrated in the Vaca Muerta in the Neuquén Basin in Argentina, the world’s third-largest shale resource basin as measured by technically recoverable reserves. With the beginning of 2016 marked by low oil prices at $26 per barrel culminating two years of decline in the oil and gas industry, global oil and gas prices began to stabilize in the third quarter of 2016.

During 2015, the Company, with its well stimulation operations and coiled tubing operations, completed 82 stimulation stages and 18 coiled tubing jobs. During 2016, the Company completed 75 stimulation stages and 37 coiled tubing jobs. Rig count in Argentina went from a monthly average high in December 2014 of 113 to a low of 52 in January 2017. During 2016, we generated $8,352,236 of revenue, down from $13,755,140 of revenue generated in 2015. The decrease in revenue was due to lower rig counts, lower pricing and customer budget constraints. Low oil and natural gas prices made 2016 an extremely challenging year due to significant reductions in activity and widespread pricing pressure.

Results of Operations

During 2016, we generated $8,352,236 of revenue, down from $13,755,140 of revenue generated in 2015. The decrease in revenue was due to lower rig counts, lower pricing and customer budget constraints.

During 2016, we incurred a net loss of $17,925,248, or a $1.32 loss per share, compared with a $13,394,751 net loss in 2015 or $1.35 loss per share. Cost of services were reduced in 2016 compared with 2015 in line with the revenue reductions, but in order to mitigate the unfavorable market environment during 2016, we continued to monitor and reduce certain non-essential and deferable services and expenditures within our selling, general and administrative and research and development costs.

Industry Trends

The oil and gas industry is both cyclical and seasonal. The level of spending by oil and gas companies is highly influenced by current and expected demand and future prices of oil and natural gas. Changes in spending result in an increased or decreased demand for our services and products. Rig count is an indicator of the level of spending by oil and gas companies. Our financial performance is significantly affected by the rig count in Argentina as well as oil and natural gas prices, which are summarized in the table below.

	2016	2015	2016 to 2015 Change	2014	2015 to 2014 Change
Worldwide Rig Count (1)

U.S. Land (excl offshore)	486	943	-48%	1,804	-48%

Argentina (2)	68	105	-35%	103	1%
Commodity Prices (average)
Crude Oil (West Texas Intermediate)	$43.29	$48.66	-11%	$93.17	-48%
Natural Gas (Henry Hub)	$2.52	$2.62	-4%	$4.37	-40%

(1) Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Incorporated rig count information.

(2) Total rig count for Argentina

At December 31, 2016, per Baker Hughes Incorporated rig count data, the U.S. land only rig count was 634 rigs, which represented a 5% decrease from the end of 2015 and a 70% increase from the lowest level during 2016 of 374.

At December 2016, per Baker Hughes Incorporated rig count data, the Argentinian monthly average rig count was 59 rigs, which represented a 54% decrease from December 2015 and a 6% decrease from the lowest monthly average level during 2016 of 63.

Overview of our business services

Our customers utilize our pressure pumping services to enhance the production of oil and natural gas from formations with low permeability, which restricts the natural flow of hydrocarbons. The technique of well stimulation consists of pumping a fluid into a cased well at sufficient pressure to create new channels in the rock, which can increase the extraction rates and the ultimate recovery of the hydrocarbons. Our equipment is contracted by oil and gas producers to provide this pressure-pumping service, which is referred to as well stimulation. Demand for these services can change quickly and is highly dependent on the number of oil and natural gas wells drilled and completed. Given the cyclical nature of these drilling and completion activities, coupled with the high labor intensity of these services, operating margins can fluctuate widely depending on supply and demand at a given point in the cycle.

Our customers utilize our coiled tubing services to perform various functions associated with well-servicing operations and to facilitate completion of horizontal wells. Coiled tubing services involve the insertion of steel tubing into a well to convey materials and/or equipment to perform various applications as part of a new completion or the servicing of existing wells, including wellbore maintenance, nitrogen services, thru-tubing services, and formation stimulation using acid and other chemicals. Coiled tubing has become a preferred method of well completion, workover and maintenance projects due to speed, ability to handle heavy-duty jobs across a wide spectrum of pressure environments, safety and ability to perform services without having to shut-in a well. Our coiled tubing capabilities cover a wide range of applications for horizontal completion, work-over and well-maintenance projects. As a result, coiled tubing services are less tied to active rig count and more tied to price of oil and gas as well as customers’ expenditure budgets – usually also tied to the price of oil and gas.

	Years Ended December 31,
	2016	2015	Change
Revenues	$8,352,236	$13,755,140	$(5,402,904)
Operating cost and expenses:			—
Cost of services	10,630,233	14,527,201	(3,896,968)
Selling, general, and administrative expenses	5,892,235	7,011,765	(1,119,530)
Research and development	486,128	979,893	(493,765)
Depreciation and amortization expense	4,667,797	3,414,452	1,253,345
Total operating costs and expenses	21,676,393	25,933,311	(4,256,918)
Operating loss	(13,324,157)	(12,178,171)	(1,145,986)
Other income (expense):			—
Gain on sale of trading securities	—	5,091,387	(5,091,387)
Interest expense	(3,978,728)	(4,007,974)	29,246
Other expense	(317,043)	(1,955,679)	1,638,636
Total other income (expense)	(4,295,771)	(872,266)	(3,423,505)
Provision for income taxes	(305,320)	(344,314)	38,994
Net loss	$(17,925,248)	$(13,394,751)	$(4,530,497)

For the Years Ended December 31, 2016 and 2015

Revenue for the year ended December 31, 2016 decreased $5,402,904 to $8,352,236 from $13,755,140 for the year ended December 31, 2015. This decrease was primarily due to reduced activity of our well stimulation and coiled tubing operations in Argentina in 2016 period as compared to 2015.

Costs of services decreased $3,896,968 to $10,630,233 for the year ended December 31, 2016 compared to $14,527,201 for the year ended December 31, 2015. This decrease was primarily due to reduced activity levels related to our well stimulation and coiled tubing operations in Argentina in line with revenue as compared to 2015

Our selling, general, and administrative expenses decreased $1,119,530 to $5,892,235 for the year ended December 31, 2016 compared to $7,011,765 for the year ended December 31, 2015. This decrease was a result of decreases in stock compensation of $506,928 for options and restricted stock granted in 2015 that did not occur in 2016; reductions of $478,872 in 2016 taken in legal costs and professional fees due to overall reductions in use of these services in 2016 compared with 2015, and; reductions in travel costs of $211,747 related to the reduced activity levels in 2016 when compared with 2015.

Research and development decreased $493,765 to $486,128 for the year ended December 31, 2016, compared to $979,893 for the year ended December 31, 2015. This decrease was due primarily to reductions taken in our research activities of fiber optics technology and the development of our TPU technology.

Net other expense increased $3,423,505 to $4,295,771 for the year ended December 31, 2016 compared to net other expense of $872,266 for the year ended December 31, 2015. This increase was a result of recognition in 2015 of a non-recurring gain on sale of trading securities of $5,091,387. These gains related to the capitalization of our subsidiary in Argentina, whereby we purchased and sold Argentine bonds in order to take advantage of the favorable spread in exchange rates between the U.S. dollar and Argentine peso. This increase in net other expense was offset by foreign currency loss decreases, which decreased by $754,240 to $926,083 for the year ended December 31, 2016 compared with $1,680,323 for the year ended December 31, 2015. Our foreign currency losses for both years 2016 and 2015 were a result of our revaluation of our net foreign currency positions into U.S. dollar equivalents using the market exchange rate between the peso and the dollar. In 2015, using the month end closing rates, the Argentine peso weakened against the U.S. dollar 33% (from 8.6 pesos per 1 U.S. dollar at the end of December 2014 to 11.4 pesos per U.S. dollar at the end of December 2015). In late 2015, the new President of Argentina removed currency controls. A significant amount of the pesos’ weakening in 2015 occurred in late 2015 after removal of the currency controls. During 2016, the peso continued to weaken against the dollar 39% (from 11.4 pesos per dollar at the end of December 2015 to 15.8 at the end of December 2016).

Also offsetting the net other expense increase was an increase in interest income, which increased $774,568 to $774,665 for the year ended December 31, 2016 compared with $97 for the year ended December 31, 2015. This increase in interest income is due primarily to short-term cash equivalent investments made with excess cash in Argentina that was not in place in 2015.

Liquidity and Capital Resources

Our primary sources of liquidity to date have been proceeds from various equity and debt offerings. We completed a public offering during the first quarter of 2015 and a second offering on July 15, 2015. In July 2016, the Company entered into an at-market issuance sales agreement with equity sales providing proceeds during the second half of 2016. All the above offerings are as discussed in Part II – Item 8 – Financial Statements and Supplemental Data – Notes to consolidated financial statements – Note 11 – “Equity Offerings”.

On March 6, 2017, the Company closed a transaction with Fir Tree and the ACM entities, pursuant to which, among other things, Fir Tree purchased from the ACM entities $22 million aggregate principal amount of the Company’s outstanding convertible notes due 2018. This transaction was part of a comprehensive recapitalization designed to create a path to a potential conversion to equity of substantially all the Company’s debt, subject to shareholder approval and satisfaction of certain other conditions. As part of the transaction, the Company issued to Fir Tree an additional $19.4 million aggregate principal amount of convertible notes. After giving effect to these transactions, the Company now has approximately $41.4 million of outstanding convertible notes. Fir Tree has agreed to convert all the outstanding convertible notes into common stock at a conversion price of $1.40 per share, subject to receipt of shareholder approval and satisfaction of certain other conditions. Assuming all the outstanding convertible notes are converted into common stock, on a pro-forma basis, the Company would issue approximately 29.5 million shares to Fir Tree and would then have approximately 44.6 million shares outstanding and no outstanding debt.

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

Sources and Uses of Cash

Net cash used in operating activities was $5,276,855 for the year ended December 31, 2016 and $18,615,159 for the year ended December 31, 2015. The decrease was primarily due to lower activity and pricing levels for the twelve months ended December 2016 compared to the same period ended December 31, 2015.

Net cash used in investing activities was $4,591,080 for the year ended December 31, 2016 and $7,020,081 for the year ended December 31, 2015. This decrease was primarily due to the absence of the gain on sale of trading securities of approximately $5,091,387 and a decrease in purchase of equipment of $8,881,156.

Net cash provided by (used in) financing activities was $(143,165) for the year ended December 31, 2016 and $30,364,173 for the year ended December 31, 2015. The decrease was primarily attributable to the sale of common stock of $32,229,119, net of issuance cost, during 2015.

The following table summarizes our cash flows for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Financing Activities
Proceeds from sale of common stock	$1,722,596	$35,329,038
Sale of common stock issuance cost	(164,041)	(3,099,919)
Proceeds from notes payable	2,194,611	400,000
Payments on notes payable	(3,293,732)	(1,647,246)
Payments on capital lease	(565,449)	(597,406)
Purchase of treasury stock	(37,175)	(20,294)
Net cash provided by (used in) financing activities	$(143,190)	$30,364,173

On December 15, 2015, the Board authorized the Company to repurchase, from time to time, from December 16, 2015 through December 16, 2017, up to $5 million in shares of its outstanding common stock. As of December 31, 2015, the Company had purchased 6,939 shares at a cost of $20,294 under the buy-back program. Also under the buy-back program, for the year ended December 31, 2016, the Company purchased an additional 14,911 shares at a cost of $37,175.

On July 13, 2016, the Company entered into an At-Market Issuance Sale Agreement as disclosed in Note 11 – “Equity Offerings”. During 2016, the Company sold 796,573 shares through the Agreement for a total gross proceeds of $1,722,596 before deducting approximately $164,000 of commissions.

We had a net decrease in cash and cash equivalents of $10,011,125 for the year ended December 31, 2016, compared to a net increase in cash and cash equivalents of $4,728,933 during the year ended December 31, 2015 primarily resulting from our proceeds in stock issuances in 2015, offset by reductions in operating activities and capital expenditures for 2016 compared with 2015.

We do not generate positive cash flow at this time. Further, while we believe we will begin generating positive cash flow from operations in 2017, our liquidity provided by our existing cash and cash equivalents may not be sufficient to fund our full capital expenditure plan. Our current capital commitments may require us to obtain additional equity or debt financing, which may not be available to us on favorable terms or at all.

On March 6, 2017, the Company closed a transaction with Fir Tree and the ACM entities, pursuant to which, among other things, Fir Tree purchased from the ACM entities $22 million aggregate principal amount of the Company’s outstanding convertible notes due 2018. This transaction was part of a comprehensive recapitalization designed to create a path to a potential conversion to equity of substantially all the Company’s debt, subject to shareholder approval and satisfaction of certain other conditions. As part of the transaction, the Company issued to Fir Tree an additional $19.4 million aggregate principal amount of convertible notes. After giving effect to these transactions, the Company now has approximately $41.4 million of outstanding convertible notes due May 28, 2018 which accrue interest at 20% per annum. Fir Tree has agreed to convert all the outstanding convertible notes into common stock at a conversion price of $1.40 per share, subject to receipt of shareholder approval at the next shareholder meeting, and satisfaction of certain other conditions. Assuming all the outstanding convertible notes are converted into common stock, on a pro-forma basis, the Company would issue approximately 29.5 million shares to Fir Tree and would then have approximately 44.6 million shares outstanding and no outstanding debt. Based on commitments from some of the Company’s largest shareholders, we believe that the convertible notes will be exchanged for common stock at $1.40 per share at the next shareholder meeting, however, if the convertible notes remain outstanding following the next shareholder meeting, the Company will be required to make a semi-annual interest payment of approximately $3.7 million on August 15, 2017. At that time, we may not have sufficient cash to pay this interest.

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

Our ability to fund operations, and to fund planned and committed 2017 capital expenditures will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions, market conditions in the exploration and production industry and financial, business and other factors, many of which are beyond our control.

Our ability to acquire equipment could require us to obtain additional equity or debt financing, which may not be available to us on favorable terms or at all.

We intend to incur approximately $10 million in capital expenditures during the first half of 2017 and will incur additional capital expenditures on a discretionary basis as necessary to meet customer demands and subject to satisfactory financing.

Impact of Inflation on Operations

Management is of the opinion that inflation has not had a significant impact on our business to date. We purchase our equipment and materials from suppliers who provide competitive prices and employ skilled workers from competitive labor markets. If inflation in the general economy increases, our costs for equipment, materials and labor could increase as well. Also, increases in activity in oilfields can cause upward wage pressures in the labor markets from which we hire employees as well as increases in the costs of certain materials and key equipment components used to provide services to our customers.

Off-Balance Sheet Arrangements

As of December 31, 2016, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. The term “off-balance sheet arrangements” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have (i) any obligation arising under a guarantee contract, derivative instrument or variable interest or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Recent Accounting Pronouncements

See Part II, Item 8, Notes to consolidated financial statements – Note 2 – “Basis of Presentation and Significant Accounting Policies.”

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

Foreign Currency Risk

During the years ended December 31, 2015 and 2016, we conducted operations in Argentina. The functional currency for our Argentina operations is the U.S. dollar. We and our foreign subsidiaries from time to time will hold foreign currencies. Exchange rate fluctuations will subject us to foreign currency risk. In the future, we could experience fluctuations in financial results from our operations outside the U.S., and there can be no assurance that payments received in foreign currencies can be repatriated to the U.S. or that we will be able, contractually or otherwise, to reduce the foreign currency risks associated with our international operations.

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

Item 8. Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Eco-Stim Energy Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Eco-Stim Energy Solutions, Inc. (the “Company”), as of December 31, 2016 and 2015, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Houston, Texas

March 17, 2017

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$1,731,364	$11,742,489
Accounts receivable	2,865,707	8,155,264
Inventory	2,047,163	1,546,463
Prepaids	1,918,875	3,328,265
Other assets	31,664	48,648
Total current assets	8,594,773	24,821,129
Property, plant and equipment, net	38,382,391	37,142,578
Other non-current assets	325,756	488,633
Total assets	$47,302,920	$62,452,340
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,453,551	$1,112,812
Accrued expenses	4,503,180	3,843,497
Short-term notes payable	2,000,000	—
Current portion of long term notes payable	—	2,825,428
Current portion of capital lease payable	789,166	686,624
Total current liabilities	9,745,897	8,468,361
Non-current liabilities:
Long-term notes payable	21,737,404	21,737,403
Long-term capital lease payable	766,687	1,485,686
Total non-current liabilities	22,504,091	23,223,089
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 14,485,937 issued and 14,464,087 outstanding at December 31, 2016 and 13,572,989 issued and 13,566,050 outstanding at December 31, 2015	14,485	13,572
Additional paid-in capital	59,556,505	57,302,953
Treasury stock, at cost; 21,850 common shares at December 31, 2016 and 6,939 common shares at December 31, 2015	(57,469)	(20,294)
Accumulated deficit	(44,460,589)	(26,535,341)
Total stockholders’ equity	15,052,932	30,760,890
Total liabilities and stockholders’ equity	$47,302,920	$62,452,340

See accompanying notes to consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015
Revenues	$8,352,236	$13,755,140
Operating cost and expenses:
Cost of services	10,630,233	14,527,201
Selling, general, and administrative expenses	5,892,235	7,011,765
Research and development	486,128	979,893
Depreciation and amortization expense	4,667,797	3,414,452
Total operating costs and expenses	21,676,393	25,933,311
Operating loss	(13,324,157)	(12,178,171)
Other income (expense):
Gain on sale of trading securities	—	5,091,387
Interest expense	(3,978,728)	(4,007,974)
Other expense	(317,043)	(1,955,679)
Total other expense	(4,295,771)	(872,266)
Provision for income taxes	(305,320)	(344,314)
Net loss	$(17,925,248)	$(13,394,751)
Basic and diluted loss per share	$(1.32)	$(1.35)
Weighted average number of common shares outstanding-basic	13,615,428	9,888,191

See accompanying notes to consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015
Operating Activities
Net loss	$(17,925,248)	$(13,394,751)
Depreciation and amortization	4,667,797	3,414,452
Amortization of debt discount and loan origination cost	255,530	255,535
Stock based compensation	695,910	1,480,435
Gain on the sale of trading securities	—	(5,091,387)
Changes in operating assets and liabilities:
Accounts receivable	5,289,557	(7,891,072)
Inventory	(500,700)	(184,732)
Prepaids and other assets	1,468,076	(860,538)
Accounts payable and accrued expenses	772,223	3,656,899
Net cash used in operating activities	(5,276,855)	(18,615,159)
Investing Activities
Purchases of equipment	(4,591,080)	(13,472,236)
Proceeds from sale of trading securities	—	19,435,956
Purchase of trading securities	—	(12,983,801)
Net cash used in investing activities	(4,591,080)	(7,020,081)
Financing Activities
Proceeds from sale of common stock	1,722,596	35,329,038
Sale of common stock issuance cost	(164,041)	(3,099,919)
Proceeds from notes payable	2,194,611	400,000
Payments on notes payable	(3,293,732)	(1,647,246)
Payments on capital lease	(565,449)	(597,406)
Purchase of treasury stock	(37,175)	(20,294)
Net cash provided by (used in) financing activities	(143,190)	30,364,173
Net increase (decrease) in cash and cash equivalents	(10,011,125)	4,728,933
Cash and cash equivalents, beginning of year	11,742,489	7,013,556
Cash and cash equivalents, end of year	$1,731,364	$11,742,489
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$3,448,408	$3,104,129
Cash paid during the year for income taxes	$140,341	$252,725
Non-cash transactions
Property plant and equipment additions in account payable	$1,327,927	$139,607
Interest converted to common stock	$—	$2,485,162

See accompanying notes to consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common Stock		Additional Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2014	5,709,523	$5,709	$21,116,100	$—	$(13,140,590)	$7,981,219
Sale of common stock, net	7,216,066	7,216	32,221,902	—	—	32,229,118
Interest converted to common stock	523,192	523	2,484,640	—	—	2,485,163
Treasury stock	(6,939)	—	—	(20,294)	—	(20,294)
Stock based compensation	124,208	124	1,480,311	—	—	1,480,435
Net loss	—	—	—	—	(13,394,751)	(13,394,751)
Balance at December 31, 2015	13,566,050	$13,572	$57,302,953	$(20,294)	$(26,535,341)	$30,760,890
Sale of common stock, net	796,573	797	1,557,758	—	—	1,558,555
Treasury stock	(14,911)	—	—	(37,175)	—	(37,175)
Stock based compensation	116,375	116	695,794	—	—	695,910
Net loss	—	—	—	—	(17,925,248)	(17,925,248)
Balance at December 31, 2016	14,464,087	$14,485	$59,556,505	$(57,469)	$(44,460,589)	$15,052,932

See accompanying notes to consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

Going Concern

The Company has incurred losses since inception and will require additional capital to continue operating. As of December 31, 2016, the Company had cash and cash equivalents of approximately $1.7 million and working capital deficit of approximately $1.2 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. However, in March of 2017, the Company secured $17 million of additional cash from the Fir Tree transaction discussed in Note 19, which will be sufficient to fund operations into the second quarter of 2018.

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

Revenue Recognition

The Company’s revenue is heavily dependent on three major customers. All revenue is recognized when persuasive evidence of an arrangement exists, specific performance completed, the price is fixed or determinable, and collection is reasonably assured as follows:

Well Stimulation Revenue

The Company provides well stimulation services based on contractual arrangements, such as term contracts and pricing agreements, or on a spot market basis. Revenue is recognized and customers invoiced upon the completion of each job, which can consist of one or more stimulation stages.

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

During 2015, the Company purchased and sold Argentine bonds to capitalize its subsidiary in Argentina. This resulted in a realized gain on the sale of trading securities of $5,091,387. This gain was primarily due to the Company taking advantage of the favorable spread in exchange rates between the U.S. Dollar and Argentine Peso.

Net Loss per Common Share

For the years ended December 31, 2016 and 2015, the weighted average shares outstanding excluded certain stock options and potential shares from convertible debt of 4,478,507 and 4,253,381, respectively, from the calculation of diluted earnings per share because these shares would be anti-dilutive. Anti-dilutive warrants of 100,000 for each of the years ended December 31, 2016 and 2015 were also excluded from the calculation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2016 presentation.

Accounts Receivable

Accounts receivable are stated at amounts management expects to collect from outstanding balances both billed and unbilled (unbilled accounts receivable represent amounts recognized as revenue for which invoices have not yet been sent to clients). Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. To date, the Company has not recognized any losses due to uncollectible accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company evaluated all accounts receivable and determined that no reserve for doubtful accounts was necessary at December 31, 2016 and 2015.

Included in the Accounts Receivable balance are certain unbilled receivables with a significant customer that relate to work performed before the company entered into its rotational on-call contract in 2016. Under this prior arrangement, the Company was required to go through an arduous process to collect the outstanding amounts and while the Company has a track record of collecting amounts billed under this prior arrangement, it has proven to take long period of time. At December 31, 2016 and 2015, there were approximately $855,706 and $5,768,401, respectively, in outstanding unbilled amounts due under this prior arrangement. Further, amounts billed to this significant customer under the rotational on-call contracts signed earlier this year have been collected within a more normal timeframe.

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

Stock-Based Compensation

The Company accounts for its stock options, warrants, and restricted stock grants under the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The Company currently uses the straight-line amortization method for recognizing stock option and restricted stock compensation costs. The measurement and recognition of compensation expense for all share-based payment awards made to our employees, directors or outside service providers are based on the estimated fair value of the awards on the grant dates. The grant date fair value is estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost is recognized over the period during which an employee, director or outside service provider is required to provide service in exchange for the award, i.e., “the requisite service period” (which is usually the vesting period). The Company also estimates the number of instruments that will ultimately be earned, rather than accounting for forfeitures as they occur. For the years ended December 31, 2016 and 2015, the Company recorded $695,910 and $1,480,435, respectively, of stock-based compensation, which is included in cost of services, selling, general and administrative expense, and research and development in the statement of operations. Total unamortized stock-based compensation expense at December 31, 2016 was $928,786 compared to $1,382,711 at December 31, 2015, and will be fully expensed through 2020.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ASC Topic 360 requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets with their associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying value exceeds the fair value. If estimated future cash flows are not achieved with respect to long-lived assets, additional write-downs may be required. During 2016, the Company evaluated its long-lived assets for impairment and determined no impairment was necessary.

Major Customers and Concentration of Credit Risk.

The majority of the Company’s business is conducted with major and independent oil and gas companies in Argentina. The Company evaluates the financial strength of its customers and provides allowances for probable credit losses when deemed necessary. The Company derives a large amount of revenue from a small number of major and independent oil and gas companies. At December 31, 2016, the Company had a concentration of receivables with two customers.

For the years ended December 31, 2016 and 2015, two major customers accounted for approximately 79% and 96% of our services revenue, respectively. Our accounts receivable at December 31, 2016 and 2015 were concentrated with one major customer representing 73% and 87%, respectively. YPF represents our largest customer.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires us to recognize the amount of revenue to which we expect to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective on January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect ASU 2014-09 will have on our consolidated financial statements and related disclosures. The Company has performed an initial evaluation of this standard and its impact on the financial statements. This included tasks such as identifying contracts, identifying performance obligations and reviewing the applicable revenue streams. In this review, nothing has been identified that would require a change in the current accounting for revenue. The Company will continue to evaluate, particularly as we enter into new contracts.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which amends the current presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. The amendments are to be applied retrospectively and are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, but early adoption is permitted. We adopted ASU 2015-03 during the quarter ended March 31, 2016 resulting in reclassification of short-term debt issuance cost of $185,362 as of December 31, 2015, and long-term debt issuance cost of $262,597 as of December 31, 2015. These reclassifications were made to our 2015 presentation in order to reflect our debt issuance costs consistently between periods.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, all deferred tax assets and liabilities will be required to be classified as noncurrent. The new standard will be effective for us beginning with the first quarter of 2017. Early adoption is permitted. We do not expect the impact of our pending adoption to have a material effect on our Consolidated Financial Statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of accounting for share-based payment transactions including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. Under this ASU, all excess tax benefits or deficiencies are recognized as income tax expense or benefit in the income statement and the pool of windfall tax benefits as a component of additional paid-in capital is eliminated. In regards to forfeitures, companies may make a one-time policy election to use forfeitures applies only to instruments with service conditions; the requirement to estimate the probability of achieving performance conditions remains. For statutory tax withholding requirements, this ASU allows for net settlement up to the employer’s maximum statutory tax withholding requirement. Formerly, only the minimum statutory tax withholding requirement was allowed to be met through net settlement while retaining equity classification. This ASU is effective for annual periods, and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted in any interim or annual period for which financial statements have not yet been issued. The application of this ASU in regards to the accounting for income taxes, forfeitures and statutory tax withholding requirements should be applied using a modified retrospective application with a cumulative effect adjustment to additional paid-in capital as of the beginning of the period of adoption. The presentation of employee taxes paid on the statement of cash flows should be applied retrospectively. The new standard will be effective for us beginning with the first quarter of 2017. Early adoption is permitted. We are evaluating the impact this new standard will have on our Consolidated Financial Statements.

3. Accounts Receivable

Accounts receivable by category were as follows:

	December 31, 2016	December 31, 2015
Billed	$2,010,001	$2,386,863
Unbilled	855,706	5,768,401
Total accounts receivable	$2,865,707	$8,155,264

4. Inventory

Inventories by category were as follows:

	December 31, 2016	December 31, 2015
Raw materials	$897,994	$739,107
Spare parts	1,149,169	807,356
Total inventories	$2,047,163	$1,546,463

5. Prepaids

Prepaid by category were as follows:

	December 31, 2016	December 31, 2015
Prepaid insurance	$95,433	$209,331
Prepaid value added tax	993,502	2,519,496
Prepaid other taxes	690,386	510,002
Prepaid other vendors	139,554	89,436
Total prepaid	$1,918,875	$3,328,265

The Company will use the prepaid value added tax as it continues to invoice customers in Argentina.

6. Other Assets

	December 31, 2016	December 31, 2015
Other current assets:
Deposits	$10,507	$3,952
Other current assets	21,157	44,696
Total other current assets	$31,664	$48,648

	December 31, 2016	December 31, 2015
Other non-current assets
Long term deposits	$325,756	$488,633
Total other non-current assets	$325,756	$488,633

7. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31, 2016	December 31, 2015
Land	$600,000	$600,000
Leasehold improvement	726,361	616,259
Computer hardware & software	547,428	478,655
Furniture & fixtures	210,941	129,995
Machinery & equipment	25,395,633	15,667,894
Machinery & equipment under construction	17,969,630	22,944,025
Work in progress	994,597	100,151
Property and equipment	46,444,590	40,536,979
Less accumulated depreciation	(8,062,199)	(3,394,401)
Property and equipment, net	$38,382,391	$37,142,578

8. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2016	December 31, 2015
Accrued salaries	$183,572	$140,288
Accrued accounts payable trade expenses	1,449,139	976,155
Accrued bonuses	526,994	426,994
Accrued vacations	468,015	346,374
Accrued interest	1,875,460	1,953,686
Total accrued expenses	$4,503,180	$3,843,497

9. Debt

Short-Term Note

On November 30, 2016, the Company entered into the Loan Agreement with two of the Company’s largest shareholders, one of which is currently the holder of approximately 20% of the Company’s outstanding shares of common stock. A portion of the proceeds from the Loan Agreement will be used to pay the remaining amount payable (approximately $1 million) by the Company under an equipment purchase agreement dated October 10, 2014, as amended, with Gordon Brothers Commercial & Industrial, LLC for the purchase of certain TPUs.

At December 31, 2016, the Company had a balance of $2,000,000 and accrued interest of $24,548. The indebtedness created under the Loan Agreement was repaid on March 6, 2017 with a portion of the proceeds of the credit facility extended by Fir Tree under the Amended and Restated Convertible Note Facility Agreement described below.

Long-Term Notes Payable

Convertible Note Facility

On May 28, 2014 (the “Closing Date”), the Company entered into a Convertible Note Facility Agreement (the “Existing Note Agreement”) with ACM entities. The proceeds from the Existing Note Agreement have been used primarily for capital expenditures, certain working capital needs and approved operating budget expenses.

The Existing Note Agreement allowed the Company to issue ACM entities a multiple draw secured promissory note with maximum aggregate principal amount of $22,000,000, convertible into Common Stock at a price of $6.00 per share at the option of ACM entities. The outstanding debt under the facility is convertible immediately and accrues interest at 14% per annum with interest payments due annually in arrears. The debt can be prepaid in full under certain conditions after the first anniversary of the Closing Date and matures on the date that is four years following the Closing Date.

As of December 31, 2016, and 2015, the Company had drawn down the full $22,000,000 available under the Existing Note Agreement, which was primarily used for capital expenditures, certain working capital needs and approved operating budget expenses. The accrued interest at December 31, 2016 was $1,831,123.

On May 28, 2015, the Company entered into an amendment with ACM entities. ACM entities and the Company agreed to give ACM entities the ability to have the $2,485,162 interest payment, which was due on May 28, 2015 (the “Deferred Interest”), paid in the form of shares of the Company’s common stock upon the consummation of a future equity offering, should one occur. On July 15, 2015, the Company issued 523,192 shares of unregistered common stock at a price of $4.74 per share to ACM entities as payment for the Deferred Interest.

All obligations under the Existing Note Agreement are secured by liens on substantially all of the assets of the company and have subsidiary guarantees and pledges of the capital stock of the subsidiary guarantors subject to certain terms and exception. From time to time, management has obtained amendments and waivers to the agreement to accommodate and adapt to the changing business environment. During 2015, the Company paid fees of $220,000 related to obtaining such amendments and waivers, which amount was recorded as additional financial charges. No additional fees were incurred during 2016.

At December 31, 2016, the Company was not in compliance with certain loan covenants under the Existing Note Agreement, nor had the Company received waivers or amendments to those covenants. In March 2017, the Company entered into a transaction with Fir Tree pursuant to which, among other things, Fir Tree purchased from ACM entities $22 million aggregate principal amount of the Company’s outstanding convertible notes due 2018. In connection with this transaction, the Company’s non-compliance with the Existing Note Agreement was cured by replacing the Existing Note Agreement with the A&R Note Agreement. See Note 19 – Subsequent Events for further explanation of this transaction.

On March 6, 2017, the Company entered into a transaction with Fir Tree pursuant to which Fir Tree purchased from ACM entities $22 million aggregate principal amount of the Company’s outstanding 14% convertible notes due in 2018, and approximately two million shares of the Company’s outstanding common stock, par value $0.001 per share. This transaction was part of a comprehensive recapitalization designed to create a path to a potential conversion to equity of substantially all the Company’s debt, subject to shareholder approval and satisfaction of certain other conditions. As part of the transaction and pursuant to the A&R Note Agreement, the Company issued to Fir Tree an additional $19.4 million aggregate principal amount of convertible notes, representing an additional $17 million aggregate principal amount of convertible notes issued by the Company to Fir Tree on March 6, 2017, and approximately $2.4 million principal amount of convertible notes in payment of accrued and unpaid interest on the Existing ACM Note. The unpaid principal amount of the Notes bears an interest rate of 20% per annum and matures on May 28, 2018.

After giving effect to these transactions, the Company now has approximately $41.4 million of outstanding convertible notes. Fir Tree has agreed to convert all the outstanding convertible notes into common stock at a conversion price of $1.40 per share, subject to receipt of shareholder approval and satisfaction of certain other conditions. Assuming all the outstanding convertible notes are converted into common stock, on a pro-forma basis, the Company would issue approximately 29.5 million shares to Fir Tree and would then have approximately 44.6 million shares outstanding and no outstanding debt.

Equipment Purchase Agreement

On October 10, 2014, the Company entered into an equipment purchase agreement for the turbine pump units equipment and related spare parts for a total purchase price of approximately $6,500,000, of which $4,100,000 was financed. The total amount financed, including any accrued interest, was to become due and payable on April 1, 2015. On March 12, 2015, the Company amended the agreement to add a blender, two data vans and a manifold at an increased cost of $400,000, and amended the due date of the final payment to March 31, 2016. The amended agreement provided for monthly installment payments of $50,000 beginning in May 2015. In February 2016, the agreement was further amended providing for a reduction in the principal amount of $2,000,000 and monthly installment payments of $25,000 beginning April 1, 2016, and to defer payment of the final $1,000,000 of the purchase price until December 15, 2016. The note accrued interest at a rate of 9% per annum until maturity on December 15, 2016. On November 30, 2016, the Company made full payment in settlement of this agreement.

The following is a summary of approximate scheduled long-term notes payable maturities by year:

2017	—
2018	22,000,000
Total notes payable	$22,000,000

10. Deferred Debt Costs

The Company capitalizes certain costs in connection with obtaining its financings, such as lender’s fees and related attorney fees. These costs are amortized to interest expense using the straight-line method.

Deferred debt costs were approximately $262,596 and $447,959, net of accumulated amortization of $478,853 and $293,490, for the years ended December 31, 2016 and 2015, respectively. Deferred debt costs are presented net of related debt in long-term notes payable as of December 31, 2016.

11. Equity Offerings

On July 14, 2014 ACM acquired 1,333,333 shares of our Common Stock, resulting in net proceeds of $7,708,874 after deducting $291,126 in transaction related expenses.

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

On May 28, 2015, the Company entered into an amendment with ACM entities with the amendment giving ACM entities the ability to have the Deferred Interest of $2,485,162 paid in the form of shares of the Company’s common stock upon the consummation of a future equity offering, should one occur. On July 15, 2015, the Company issued 523,192 shares of unregistered common stock at a price of $4.75 per share to ACM entities as payment for the Deferred Interest.

On July 15, 2015, the Company sold 6,164,690 registered securities of common stock at a price of $4.75 per share for gross proceeds to the Company of $29,282,278. The Company used the net proceeds from the offering to finance capital expenditures, fund working capital and for general corporate purposes.

On July 13, 2016, the Company entered into an At-Market Issuance Sales Agreement (the “Agreement”) with FBR Capital Markets& Co. and MLV & Co. LLC (the “Distribution Agents”). Pursuant to the terms of the Agreement, the Company may sell from time to time through the Distribution Agents shares of the Company’s common stock, par value $0.001 per share, with an aggregate sales price of up to $5,801,796 (the “Shares”). Sales of the Shares, if any, will need to be approved by the Board and will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act, including sales made directly on or through the NASDAQ Capital Market, the existing trading market for our common stock or on any other existing trading market for our common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, and/or any other method permitted by law. Sales of the shares may be made at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices, and subject to such other terms as may be agreed upon at the time of sale including a minimum sales price that may be stipulated by the Board. During 2016, the Company sold 796,573 shares through the Agreement for total gross proceeds of $1,722,596 before deducting approximately $164,000 of commissions.

12. Stockholders’ Equity

Common Stock

At December 31, 2016 and 2015 the Company had authorized 200,000,000 shares of common stock, of which 14,464,087 and 13,566,050 were outstanding with a par value of $14,485 and $13,572, respectively.

Preferred Stock

At December 31, 2016 and 2015, the Company had authorized 50,000,000 shares of preferred stock, of which there were zero shares of preferred stock outstanding.

Treasury Stock

On December 15, 2015, the Board authorized the Company to repurchase, from time to time during the period from December 16, 2015 through December 16, 2017, up to $5 million in shares of its outstanding common stock. As of December 31, 2016, the Company had purchased 21,850 shares at a cost of $57,469 under the buy-back program.

Warrants

In the fourth quarter of 2013, the Company executed a sale-leaseback transaction with a related party that included an inducement payment of 100,000 common stock warrants. The exercise price per share of the common stock under the agreement is $7.00. The agreement expires five years after the date of issuance. The warrants can be exercised on a one for one basis starting July 1, 2014. See Note 16-Related Parties for additional information.

13. Employee Benefit Plan

The Company adopted a safe harbor defined contribution 401(k) plan effective January 1, 2012, covering all Company employees of the US headquarters. Under the plan the company contributes 5% towards the employee 401k. The contribution is fully vested at the time of contribution. The Company’s contributions for the years ended December 31, 2016 and 2015, were $81,326 and $100,518 respectively.

14. Stock-Based Compensation

The Company has two stock incentive plans, the 2013 Stock Incentive Plan (the “2013 Plan”) and the 2015 Stock Incentive Plan (the “2015 Plan”), (or collectively, “the Plans”), for the granting of stock-based incentive awards, including incentive stock options, non-qualified stock options and restricted stock, to employees, consultants and members of the Company’s Board. The 2013 Plan was adopted in 2012 and amended in 2013 and authorizes 1,000,000 shares to be issued under the 2013 Plan. The 2015 Plan, f/k/a “the 2014 Stock Incentive Plan,” was adopted in 2014; in 2015 and 2016 it was amended and a total of 700,000 additional shares were authorized, resulting in a maximum of 1,200,000 shares being authorized for issue under the modified 2015 Plan. Both the 2013 Plan and the 2015 Plan have been approved by the shareholders of the Company. As of December 31, 2016, 18,328 shares were available for grant under the 2013 Plan and 741,000 shares were available for grant under the 2015 Plan.

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

The Company recorded $695,910 and $1,480,435 for 2016 and 2015, respectively, of stock-based compensation, which is included in selling, general, and administrative expense and cost of sales in the accompanying consolidated statement of operations. Total unamortized stock-based compensation expense at December 31, 2016 was $928,786 compared to $1,382,711 at December 31, 2015, and will be fully expensed through 2020.

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

A summary of the Company’s stock option activity for the years ended December 31, 2016 and 2015, is presented below:

Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding at December 31, 2014	669,297	$5.55	8.79
Granted	230,000	4.89
Exercised	(4,083)	0.33
Forfeited	—	—
Options outstanding at December 31, 2015	895,214	$5.40	8.28
Granted	82,500	3.00
Exercised	—	—
Forfeited	(20,000)	5.06
Options outstanding at December 31, 2016	957,714	$5.20	7.44
Options exercisable at December 31, 2016	713,714	$5.45	6.99

As of December 31, 2016, the range of exercise prices for outstanding options was $0.33 – $7.00.

The following table presents the assumptions used in determining the fair value of option awards for the year ended December 31, 2016 and 2015:

	2016	2015
Weighted average grant date fair value per share of awards granted	1.80	1.13
Significant fair value assumptions:
Expected term (in years)	2.40	5.75
Volatility	59.26%	41.32%
Risk-free interest rate	0.58%	1.53%
Expected dividends	—	—

Restricted Stock

A summary of award activity under the Plan for the years ended December 31, 2016 and 2015 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	361,750
Granted	—
Vested	(120,125)
Non-vested at December 31, 2015	241,625
Granted	91,500	2.77
Vested	(116,375)
Non-vested at December 31, 2016	216,750

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

These prepayments were made prior to December 31, 2013. Further lease payments are $81,439 per month and commenced on July 1, 2014. The final four months of prepaid is shown as other assets in the consolidated balance sheets with a balance of $325,755.

The minimum present value of the lease payments is $1.7 million with terms of sixty months and implied interest of 14%. The next five years of lease payments are:

Capital Lease Payments
2017	$977,267
2018	977,267
Total future payments	1,954,534
Less debt discount due to warrants	(140,335)
Less amount representing interest	(258,346)
1,555,853
Less current portion of capital lease obligations	(789,166)
Capital lease obligations, excluding current installments	$766,687

Operating Leases

The Company’s operating leases correspond to equipment facilities and office space in Argentina and the United States. The combined future minimum lease payments as of December 31, 2016 are as follows:

Operating Leases
2017	$495,891
2018	192,070
Thereafter	—
Total	$687,961

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

The estimated fair value of the warrants at issuance was approximately $0.4 million and was calculated using the Black Scholes method with the following weighted average assumptions being used.

Volatility	75%
Expected lives years	5.75
Expected dividend yield	—
Risk free rates	1.75%

On November 30, 2016, the Company entered into the Loan Agreement with two of the Company’s largest shareholders, one of which is currently the holder of approximately 20% of the Company’s outstanding shares of common stock. A portion of the proceeds from the Loan Agreement will be used to pay the remaining amount payable (approximately $1 million) by the Company under an equipment purchase agreement dated October 10, 2014, as amended, with Gordon Brothers Commercial & Industrial, LLC for the purchase of certain TPUs. The indebtedness created under the Loan Agreement was repaid on March 6, 2017 with a portion of the proceeds of the credit facility extended by Fir Tree under the Amended and Restated Convertible Note Facility Agreement.

17. Income Taxes

The components of the expense for income taxes are as follows for the years ended December 31, 2016 and 2015:

	For the year ended December 31,
	2016	2015
Current	$—	$—
Federal	—	—
State	—	—
Foreign	305,320	344,314
Total	$305,320	$344,314
Deferred	$—	$—
Federal	—	—
State	—	—
Foreign	—	—
Total	$—	$—
Total income tax provision	$305,320	$344,314

The effective tax rate (as a percentage of income before taxes) is reconciled to the U.S. federal statutory rate as follows as of December 31, 2016 and 2015, respectively:

	For the year ended December 31,
	2016	2015
Income tax benefit at the applicable federal rate (34%)	$(5,990,776)	$(4,437,149)
Permanent difference	105,246	(1,451,681)
Change in valuation allowance	6,041,273	6,316,695
Deferred true-up	(87,594)	(397,232)
Effect of rate change	18,885	21,596
Foreign rate differential	(70,660)	(52,229)
Withholding tax	288,946	344,314
Income tax expense (benefit)	$305,320	$344,314

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liabilities. Significant components of the deferred tax asset and liability as of December 31, 2016 and 2015 respectively are:

	December 31, 2016	December 31, 2015
Deferred assets
Stock-based compensation	363,242	422,766
Accrued vacation	50,126	46,605
Accrued bonus	179,178	145,178
Interest limitation	161,353	—
Withholding tax	151,982	86,079
Other accruals	2,216,408	1,205,098
Intangible assets	3,784	77,454
Tax losses	14,788,371	9,911,122
Total deferred tax assets	$17,914,444	$11,894,302
Deferred liability
Prepaids	—	(1,641)
Property, plant and equipment t	(586,730)	(606,220)
Total deferred tax liabilities	$(586,730)	$(607,861)
Net deferred tax asset	17,327,714	11,286,441
Valuation allowance	(17,327,714)	(11,286,441)
Total net deferred tax assets	$—	$—

The Company has established a valuation allowance to fully reserve the net deferred tax asset due to the uncertainty of the timing and amounts of future taxable income. At December 31, 2016, the Company has a federal net operating loss carry forward of $22,807,482 and a foreign tax loss carry forward of $20,928,987, both of which have been fully reserved.

The loss carryforwards expire as follows:

Expiration year	Amount
2017	$—
2018	179,117
2019	3,774,222
2020	6,068,164
2021 and forward	33,714,967
Total	$43,736,470

The Company records accrued interest and penalties related to unrecognized tax benefits in general and administrative expense. No amounts of interest expense and penalties have been accrued or recognized related to unrecognized tax benefits since inception. We are currently subject to a three-year statute of limitations by major tax jurisdictions.

18. Quarterly Financial Data (unaudited)

Summarized quarterly financial data for the years ended December 31, 2016 and 2015 are presented below.

	Quarter Ended
	March 2016	June 2016	September 2016	December 2016
Revenue	$1,833,905	$2,337,579	$2,117,977	$2,062,775
Operating loss	3,048,172	3,030,586	3,767,825	3,477,574
Loss before income taxes	4,792,051	3,591,068	4,733,088	4,503,721
Net loss	4,864,287	3,663,305	4,805,325	4,592,331
Basic and diluted loss per share	$0.36	$0.27	$0.35	$0.34

	Quarter Ended
	March 2015	June 2015	September 2015	December 2015
Revenue	$2,891,693	$3,985,419	$4,381,371	$2,496,657
Operating loss	2,832,529	2,939,679	3,041,908	3,364,055
Loss before income taxes	3,662,944	3,539,947	2,681,784	3,165,762
Net loss	3,662,944	3,539,947	2,681,784	3,510,076
Basic and diluted Loss per share	$0.59	$0.52	$0.21	$0.26

19. Subsequent Events

Convertible Note Facility Agreement

On March 6, 2017, the Company entered into the A&R Note Agreement with FT SOF VII Holdings, LLC. The A&R Note Agreement was executed in connection with Fir Tree’s purchase from ACM Emerging Markets Master Fund I, L.P. and ACM Multi-Strategy Delaware Holding LLC (collectively, the “ACM entities”) of the Company’s outstanding 14% convertible notes due 2018 in the aggregate principal amount of $22,000,000 issued to the ACM entities in 2014 (the “Existing ACM Note”) and approximately two million shares of the Company’s outstanding common stock, par value $0.001 per share held by the ACM.

The A&R Note Agreement replaces the previously existing convertible notes agreement by and among the Company and ACM entities. Pursuant to the terms of the A&R Note Agreement, the Company issued to Fir Tree a secured promissory note (the “Amended and Restated Convertible Note”) in a principal amount of $22 million, which replaces the Existing ACM Note, and a secured promissory note (the “New Convertible Note”, and together with the Amended and Restated Convertible Note, the “Notes”) in a principal amount of approximately $19.4 million, representing an additional $17 million aggregate principal amount of convertible notes purchased from the Company by Fir Tree on March 6, 2017 and approximately $2.4 million principal amount of convertible notes issued to Fir Tree in payment of accrued and unpaid interest on the Existing ACM Note acquired by Fir Tree from ACM entities. The New Convertible Note (and, in certain circumstances, the Amended and Restated Convertible Note) will be automatically converted into Common Stock at a price of $1.40 per share, contingent upon the Company receiving approval of the conversion by shareholders representing a majority of the outstanding Common Stock not held by Fir Tree, and subject to certain other conditions set forth in the Notes and the A&R Note Agreement, including the absence of an event of default under the Notes at the time shareholder approval is received. The Company has agreed with Fir Tree to seek prompt shareholder approval of the conversion of the Notes. The unpaid principal amount of the Notes bears an interest rate of 20% per annum and matures on May 28, 2018.

The proceeds of the A&R Note Agreement will be primarily used for equipment purchases and other approved capital expenditures incurred in accordance with an approved operating budget.

The A&R Note Agreement also provides for certain representations, warranties and affirmative covenants and negative covenants customary for transactions of this type, including limitations on the Company’s ability to incur certain types of additional debt, engage in transactions with affiliates, sell assets, and make unapproved capital expenditures.

The A&R Note Agreement further provides that all obligations thereunder are and will be, subject to certain terms and exceptions, jointly and severally guaranteed by certain of the Company’s subsidiaries. All obligations under the Note Agreement are secured by liens on certain of the assets of the Company and the subsidiary guarantors.

The A&R Note Agreement further provides for customary Events of Defaults (as such term is defined in the Note Agreement), including but not limited to: failure to make payment when due, default under other agreements, breach of warranty, failure to comply with negative covenants, bankruptcy, dissolution, impairments to Material Agreements (as such term is defined in the A&R Note Agreement), lack of enforceability of the Transaction Documents (as such term is defined in the A&R Note Agreement), certain ERISA events or environmental claims or nationalization resulting in a material taking of property. Upon the occurrence of any Event of Default, Fir Tree may declare all outstanding principal in respect of the Notes, accrued and unpaid interest thereon, premiums and other amounts outstanding under the A&R Note Agreement to be due and payable.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure controls and procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Exchange Act. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and for our assessment of the effectiveness of internal control over financial reporting.

Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our Consolidated Financial Statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and Board; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the Consolidated Financial Statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (the “COSO Framework”). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance Directors and Executive Officers

All of our directors have been elected to serve until our next annual meeting of shareholders or until their earlier resignation, removal or death. Biographical information regarding our executive officers and directors is as follows:

Name	Age	Position
Bjarte Bruheim	61	Executive Chairman
Jon Christopher Boswell	55	Director, President and Chief Executive Officer
Donald Stoltz	39	Director
Carlos A. Fernandez	59	Executive Vice President-Global Business Development and General Manager-Latin America
Andrew Teno	31	Director
Christopher Krummel	48	Director
David Proman	36	Director
Andrew Colvin	29	Director
Bobby Chapman	60	Chief Operating Officer
Alexander Nickolatos	39	Chief Financial Officer and Assistant Secretary
Craig Murrin	63	Secretary and General Counsel

Bjarte Bruheim. Mr. Bruheim has served as Director and the Chairman of the Board of our Company and its predecessors since December 2011. He has over 30 years of international management experience and is also a serial entrepreneur. He has spent the majority of his career introducing technologies that reduce risk and improve efficiencies in the oil and gas business. Such companies include oilfield services companies such as Petroleum Geo-Services ASA (“PGS”) which he co-founded in 1991, Electromagnetic Geoservices ASA (“EMGS”) where he was an early venture investor and Executive Chairman starting in 2004 and became Chief Executive Officer in January 2015 serving until August 2015, Geo-Texture Technologies, Inc. (“Geo-Texture”), which he co-founded in 2005, and ODIM ASA (“ODIM”) which he worked to turn around and later sell. PGS and EMGS remain public companies and are leaders in their industry while ODIM was sold to Rolls Royce and the intellectual property of Geo-Texture was sold to Eco-Stim. In addition to the oilfield service companies, Mr. Bruheim was a co-founder in Spinnaker Exploration Company using PGS technology, an early venture investor in Spring Energy using EMGS technology and co-founder of a small exploration and production company operating in the Eagle Ford field in Texas using Geo-Texture technology. Spinnaker was later sold to Statoil for approximately $2.5 billion, Spring Energy was sold to Tullow Oil and the small exploration and production company in the Eagle Ford play was sold to Chesapeake. Mr. Bruheim has been involved at the board level in value creation for many energy and energy service related companies. He started his career as an executive with WesternGeco, now Schlumberger, after graduating with a master’s degree in Physics and Electronics from the Norwegian University of Science & Technology in Trondheim, Norway.

Jon Christopher Boswell. Mr. Boswell has served as President and Chief Executive Officer and a Director of our Company and its predecessors, FRI and FRIBVI, since December 2011. Prior to FRI, from 2009 to 2011, Mr. Boswell served as Chief Financial Officer for NEOS GeoSolutions, a Silicon Valley backed oilfield technology company (“NEOS”). Prior to NEOS, from August 2003 to January 2009, he served as Chief Financial Officer for Particle Drilling Technologies, an oilfield services and technology company (“Particle”). After Mr. Boswell’s departure from Particle in January 2009 as a result of disagreements with the chief executive officer regarding the strategic direction of the company, the remaining management of the company elected to restructure the company and Particle filed for bankruptcy protection in May 2009. Particle secured financing and emerged successfully from bankruptcy on August 28, 2009. Prior to Particle, he served as Senior Vice President and Chief Financial Officer of PGS from December 1995 until October 2002. PGS grew from a small enterprise in 1994 when Mr. Boswell joined the company to a $1 billion annual revenue enterprise with a peak enterprise value of $6 billion. In all, during his tenure as CFO at PGS, Mr. Boswell directed financings for over $3 billion of capital expenditures to facilitate PGS’ growth. Additionally, during 1995, Mr. Boswell and other senior executives at PGS developed the concept to create a unique oil and gas company using a non-exclusive license in PGS’ seismic data library as seed capital. This company became Spinnaker Exploration Company, which was then sold to Statoil for approximately $2.5 billion. Mr. Boswell began his career at Arthur Andersen & Co. and later served in management positions with PriceWaterhouse, LLP in Houston, Texas. Mr. Boswell is a 1985 graduate of the University of Texas at Austin.

Carlos A. Fernandez. Mr. Fernandez has served as our Executive Vice President-Global Business Development and General Manager-Latin America since July 2014. He served as a member of the Board of our Company and its predecessors from December 2011 to March 2017. Mr. Fernandez has 35 years of experience in the oil and gas industry and over 30 years of experience in various executive management and sales positions. From January 2010 to present, he has worked as General Manager – Latin America for NEOS. From April 2006 to November 2009, he served as Senior Vice President Business Development for 3D-Geo. While at 3D-Geo, Mr. Fernandez led the formation of the Kaleidoscope seismic imaging project, a partnership among Repsol, 3D-Geo, Stanford University, IBM, and the Barcelona Supercomputing Center. From 1996 to March 2006, he served as General Manager – Latin America for Paradigm Geophysical. From 1990 to 1995, Mr. Fernandez served as President of Petroleum Information Argentina. From 1979 through 1990, he held various leadership positions with seismic technology and computing companies such as Silicon Graphics. Mr. Fernandez received his degree in geophysics with honors from the National University of La Plata in Argentina. Mr. Fernandez has taught at the University for more than 10 years, contributing to the education of a significant number of geophysicists, currently working in the oil and gas industry in Latin America and around the world.

Christopher Krummel. Mr. Krummel joined our Board in January 2014. Mr. Krummel serves as Vice President of Finance and Chief Accounting Officer of McDermott International Inc.(“McDermott”), responsible for all accounting functions including consolidated financial reporting, SEC filings and financial planning and analysis. Prior to joining McDermott, he provided advisory services to American Industrial Partners LLC (“AIP”), and other companies focused on the global energy industry. Prior to AIP, he served as the Vice President and Chief Financial Officer for EnTrans International LLC, a portfolio company of AIP. Prior to September of 2014, he served as Vice President-Finance, Controller and Chief Accounting Officer for Cameron International Corporation (“Cameron”), where he was responsible for all accounting functions including consolidated financial reporting and SEC filings. He started at Cameron in October 2007 and previously served as Chief Financial Officer for Enventure Global Technology, a private equity backed startup. Prior to Enventure, he held financial leadership roles with PGS and PriceWaterhouse LLP. He holds a BSBA in accounting from Creighton University and an MBA from The Wharton School of the University of Pennsylvania. In addition to our Board, Mr. Krummel is a director of Rebuilding Together Houston.

Andrew Teno. Mr. Teno was designated by Fir Tree to serve on our Board in March 2017, pursuant to the A&R Stockholder Rights Agreement. Mr. Teno has worked at Fir Tree Partners out of the Miami office since July 2011 and is currently a Director. He is focused on international value investing across capital structures, industries and geographies. Prior to Fir Tree, he worked at Crestview Partners from July 2009 to July 2011 as an associate in their Private Equity business where he focused across industries but substantially in the US cable industry. Prior to Crestview, Mr. Teno worked at Gleacher Partners, an M&A boutique, from July 2007 to July 2009. Mr. Teno received an undergraduate business degree from the Wharton School at the University of Pennsylvania in 2007.

David Proman. Mr. Proman was designated by Fir Tree to serve on our Board in March 2017, pursuant to the A&R Stockholder Rights Agreement. He joined Fir Tree in 2010 and is a Managing Director on the Investment team. Mr. Proman focuses on the funds’ distressed credit investment strategies, most notably co-managing the firm’s structured mortgage credit and energy restructuring initiatives. Mr. Proman has 13 years of investment experience in structured and corporate debt investing. Prior to joining Fir Tree, Mr. Proman helped manage the corporate and structured mortgage credit investments at Kore Advisors, a fixed income investment fund. Mr. Proman received a B.A in Economics from the University of Virginia.

Donald Stoltz. Mr. Stoltz was elected to our Board on March 7, 2016. Mr. Stoltz is Partner and head of trading of Bienville, which is currently the holder of approximately 20% of the Company’s outstanding shares. Mr. Stoltz has over 16 years of experience in trading derivatives, portfolio risk management, operations and investing in public and private companies. Mr. Stoltz began his career at JPMorgan Chase in August 1999, where he worked in diverse roles such as equity derivative trading, institutional sales, interest rate swaps and foreign exchange trading until February 2009. Following JPMorgan, Mr. Stoltz was a proprietary trader at First New York Securities from February until May 2009, when he joined Bienville. Mr. Stoltz’s board experience includes two of Bienville’s portfolio companies, Eco-Stim Energy Solutions and TGLT SA. Mr. Stoltz is chairman of the investment committee at Temple B’nai Jeshurun in Short Hills, NJ. He graduated with a BS in management from Pennsylvania State University in 1999.

Andrew Colvin. Mr. Colvin was designated by Fir Tree to serve on our Board in March 2017, pursuant to the A&R Stockholder Rights Agreement. He joined Fir Tree Partners in October 2016 and currently is an associate. He is focused on international value investing across capital structures, industries and geographies. Prior to Fir Tree, he worked at KLS Diversified from October 2011 to July 2013 as an associate in their Credit Group. Prior to KLS, he worked at Peter J. Solomon Company, an M&A boutique, from July 2010 to October 2011. Mr. Colvin received his B.A., M.B.A. and J.D. degrees from Columbia University.

Bobby Chapman. Mr. Chapman was appointed our Chief Operating Officer in December 2013. Mr. Chapman started his career with Halliburton, where he was involved in drilling and completions operations, sales, engineering, and management in offshore Gulf of Mexico and broad US land operations as well as assignments internationally offshore West Africa. His experience includes high pressure / high temperature well cementing, stimulation engineering (matrix acidizing and well stimulation) as well as completion design including complex, extended reach, deep water well completion designs. He was author of several SPE technical papers on the use of high perm well stimulation techniques and processes. In 1998, Mr. Chapman joined Weatherford International where he spent seven years working in management positions involving all types of artificial lift and general business planning. He was responsible for the organic startup of Weatherford’s well stimulation business. Later after leaving Weatherford, he started Liberty Pressure Pumping (“Liberty”), a startup business focused on well stimulation of unconventional resources. He was involved in all phases of the business including strategic planning, financial planning, equipment design, sales, engineering and management. Liberty’s niche was supplying well stimulation operations to the Barnett Shale but later expanding to other unconventional basins in the United States. In 2007, Liberty was sold to Trican Well Service (“Trican”) for in excess of $200 million. Mr. Chapman was retained by Trican to serve as President of the United States region. He resigned from Trican in September 2012. During this time Trican grew to add several operating regions and expanded product line offerings to include cementing services and coil-tubing services. Mr. Chapman is a 1979 graduate of Louisiana State University with a B.S. degree in Petroleum Engineering.

Alexander Nickolatos. Mr. Nickolatos became our Chief Financial Officer in December 2013 and was appointed in July 2014 as our Assistant Secretary. Prior to being appointed our Chief Financial Officer, Mr. Nickolatos has served as Controller of the Company’s predecessors, FRI and FRIBVI, since July 2012. From March 2006 until June 2012, Mr. Nickolatos served as the Director of Financial Planning and Analysis at NEOS. During his time at NEOS, he also served as Controller and Treasurer, and oversaw oil and gas accounting and finance operations in over seven countries, including Argentina. In conjunction with this role, he helped to raise and manage over $500 million from private investors, including Bill Gates, Kleiner Perkins, and Goldman Sachs. He was instrumental in implementing the company’s subsidiary exploration activities in Argentina, eventually forming an assignment of two concessions to ExxonMobil. Prior to joining NEOS, he worked for Arthur Andersen and PricewaterhouseCoopers. Mr. Nickolatos is a Certified Public Accountant and holds a BBA degree, summa cum laude, from Walla Walla University.

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

Director Qualifications and Board Leadership Structure

Mr. Bruheim has significant operational experience in the oilfield services industry and brings both a practical understanding of the industry as well as hands-on experience at building companies in this sector. He currently serves on several other boards of directors and as Chief Executive Officer of companies operating in our industry and brings experience with young growing companies to our Board, which adds significant value. Mr. Boswell also has a track record as an executive officer in this industry and has been part of starting and building multiple companies with this oilfield service sector. He also brings a strong financial background to our Board. Mr. Krummel has significant financial experience in the industry with current and previous roles as Chief Financial Officer and Chief Accounting Officer with public companies where he was responsible for all accounting functions, including consolidated financial reporting and SEC filings. Mr. Proman co-manages Fir Tree’s structured mortgage credit and distressed credit restructuring initiatives and has experience investing across asset classes including public equities, high yield and investment grade bonds, loans, credit default swaps, interest rate swaps and asset backed securities. Mr. Teno has experience investing globally across asset classes including public equities and credit including high yield and investment grade bonds and loans, as well as private equity. He also has experience in corporate advisory including mergers and acquisitions and fairness opinions. Mr. Colvin has experience investing in corporate credit including high yield bonds, leveraged loans, and credit default swaps. He also has experience in corporate advisory including mergers and acquisitions, recapitalization and restructurings. Mr. Stoltz has experience in trading derivatives, portfolio risk management, interest rate swaps and foreign exchange trading.

Committees of the Board of Directors

The Board has three standing committees: the Audit Committee, the Compensation Committee and the Nominating Committee.

AUDIT COMMITTEE

Mr. Christopher Krummel has served as chairman of the Audit Committee since January 2014, and Mr. Bjarte Bruheim is also currently a member of the Audit Committee. On March 7, 2016, our Board, based on the Nominating Committee’s recommendation, appointed Mr. Leonel Narea to serve as a member of the Audit Committee, filling the vacancy created by the resignation of Mr. Romestrand from the Board. Mr. Narea resigned on March 6, 2017 upon the closing of the transactions with Fir Tree pursuant to the A&R Note Agreement. As required by the rules of the SEC and listing standards of the NASDAQ, the Audit Committee consists solely of independent directors. We intend to fill the vacancy created by Mr. Narea’s resignation at our next annual shareholders’ meeting. In addition, our Board has determined that Mr. Krummel qualifies as an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K.

The Audit Committee oversees, reviews, acts on and reports on various auditing and accounting matters to our Board, including:

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

The Company has an Audit Committee Charter defining the committee’s primary duties, which is available on the Company’s website at www.ecostim-es.com in the “Corporate Governance” subsection in the “Investors” section. The Audit Committee held 7 meetings during the fiscal year ended December 31, 2016.

As a result of the resignation of Leonel Narea from the Board effective March 6, 2017, the Audit Committee is no longer comprised of three independent directors pursuant to NASDAQ Listing Rule 5605-3(c)(2)(A).

Pursuant to the A&R Stockholder Rights Agreement, Fir Tree has the right to designate a director to replace Mr. Narea. Fir Tree has advised the Company that within 180 days of the date of Mr. Narea’s resignation it expects to designate a replacement who will satisfy applicable NASDAQ Stock Market standards for membership on the Audit Committee. The Board, therefore, expects to appoint a third Audit Committee member within the 180 day cure period provided by NASDAQ Listing Rule 5605(c)(4)(B).

COMPENSATION COMMITTEE

Mr. Christopher Krummel has served as chairman of the Compensation Committee since March 2015. On March 7, 2015, the Board appointed Mr. Donald Stoltz to serve as an additional member. Mr. Al-Sati resigned on March 6, 2017 upon the closing of the transactions with Fir Tree pursuant to the A&R Note Agreement, and Mr. Andrew Teno was appointed to fill the resulting vacancy. Our Board has determined that all members of the Compensation Committee meet the non-employee director definition of Rule 16b-3 promulgated under Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the outside director definition of Section 162(m) of the Internal Revenue Code of 1986, as amended, and the independence standards of the applicable NASDAQ Stock Market Rules.

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

The Company has a Compensation Committee Charter defining the committee’s primary duties, which is available on the Company’s website at www.ecostim-es.com in the “Corporate Governance” subsection in the “Investors” section. The Compensation Committee held one meeting during the fiscal year ended December 31, 2016.

NOMINATING COMMITTEE

Mr. Jogeir Romestrand served as chairman of the Nominating Committee s from March 2015 until March 2016, when he resigned and Mr. Bjarte Bruheim became the chairman of the Nominating Committee. On the same date our Board appointed Mr. Ahmad Al-Sati and Mr. Stoltz to serve as members of the Nominating Committee, filling the vacancies created by the resignation of Jogeir Romestrand and John Yonemoto from the Board. Mr. Al-Sati resigned on March 6, 2017 upon the closing of the transactions with Fir Tree pursuant to the A&R Note Agreement, and David Proman was appointed to fill the resulting vacancy.

The Nominating Committee identifies, evaluates and nominates qualified candidates for appointment or election to our Board. In identifying, evaluating and recommending director nominees to the Board, the Nominating Committee identifies persons who possess the integrity, leadership skills and competency required to direct and oversee the Company’s management in the best interests of its shareholders, customers, employees, communities it serves and other affected parties. A candidate must be willing to regularly attend Board meetings and if applicable, committee meetings, to participate in Board development programs, to develop a strong understanding of the Company, its businesses and its requirements, to contribute his or her time and knowledge to the Company and to be prepared to exercise his or her duties with skill and care. While the Board does not have a formal policy on diversity, in selecting nominees, the Nominating Committee seeks to have a Board that represents a diverse range of perspectives and experience relevant to the Company.

The Company has a Nominating Committee Charter defining the committee’s primary duties, which is available on the Company’s website at www.ecostim-es.com in the “Corporate Governance” subsection in the “Investors” section. The functions of the Nominating Committee, which are discussed in detail in its charter, include (i) developing a pool of potential directorial candidates for consideration in the event of a vacancy on the Board, (ii) screening directorial candidates in accordance with certain guidelines and criteria set forth in its charter and (iii) recommending nominees to the Board. The Nominating Committee held one meeting during the fiscal year ended December 31, 2016.

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

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensa-tion	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)(3)	Total ($)
Jon Christopher Boswell	2016	200,000	65,000	53,200	14,618	—	—	22,621	355,439
Chief Executive Officer	2015	200,000	96,000			—	—	25,250	321,250
			—			—	—

Bobby Chapman	2016	150,000		23,940	—	—	—	19,763	193,703
Chief Operating Officer	2015	200,000	43,000		—	—	—	24,150	267,150
			—		—	—	—

Carlos Fernandez	2016	200,000	65,000	113,050	—	—	—	12,000	390,050
Vice President- President-	2015	200,000	90,000		—	—	—	12,054	302,054
Corporate Business Development and General Manager Latin America(1)			—			—	—	—

Alexander Nickolatos	2016	200,000	65,000	39,900	12,530	—	—	24,208	341,638
Chief Financial Officer and	2015	200,000	85,000		—	—	—	25,250	310,250
Assistant Secretary			—		—	—	—

(1)	The amounts in this column reflect the aggregate grant date fair value of all stock awards calculated in accordance with FASB ASC Topic 718. See Part II – Item 8 – Financial Statements and Supplemental Data –Notes to consolidated financial data – Note 14 – Stock-Based Compensation” for additional information regarding the assumptions used to calculate the grant date fair value of the stock awards. The stock awards granted to Messrs. Boswell, Chapman, Fernandez and Nickolatos in 2016 were awards of restricted stock under our 2013 Stock Incentive Plan and 2015 Stock Incentive Plan. We did not grant any stock awards to our named executive officers in 2015.

(2)	The amount in this column reflects the aggregate grant date fair value of all option awards calculated in accordance with FASB ASC Topic 718. See Part II – Item 8 – Financial Statements and Supplemental Data – Notes to consolidated financial data – Note 14 – Stock-Based Compensation” for additional information regarding the assumptions used to calculate the fair value of the option awards. The option awards granted to Messrs. Boswell and Nickolatos were awards of stock options under our 2013 Stock Incentive Plan and 2015 Stock Inventive Plan. We did not grant any option awards to our named executive officers in 2015.

(3)	Amounts reported in the “All Other Compensation” column consist of (a) with respect to all named executive officers, employer matching contributions to our tax-qualified Section 401(k) retirement savings plan and (b) with respect to Messrs. Boswell, Chapman and Nickolatos, a monthly car allowance.

Narrative Disclosure to Summary Compensation Table

Employment Agreements. We have entered into employment agreements with each of our named executive officers. The following summary details the material terms of the employment agreements:

Jon Christopher Boswell. Mr. Boswell’s employment agreement provided for an original term of employment that originally ended November 24, 2015, but was automatically extended for an additional year on such date and the subsequent anniversary of such date in accordance with a renewal provision set forth in the employment agreement that automatically extends the term of Mr. Boswell’s employment for an additional year unless either party provides written notice of non-renewal. We currently pay Mr. Boswell a base salary of $200,000 per year. Mr. Boswell is also eligible to receive a $1,000.00 monthly car allowance and a discretionary bonus to be determined by the Board, within its sole discretion, up to a maximum of 100% of his base salary. The employment agreement also contains severance provisions, which are discussed below under “Additional Narrative Disclosure—Potential Payments Upon Termination or a Change in Control”. The employment agreement provides that during the term of the agreement and for twelve (12) months or six (6) months, respectively, after the termination of Mr. Boswell’s employment (for whatever reason), Mr. Boswell will not compete with us or solicit our customers or our employees. The employment agreement also provides for the nondisclosure of any confidential information relating to us by Mr. Boswell.

Bobby Chapman. Mr. Chapman’s employment agreement, as amended on October 8, 2015, provided for an original term of employment that ended November 3, 2016, but was automatically extended for an additional year on such date in accordance with a renewal provision set forth in the employment agreement that automatically extends the term of Mr. Chapman’s employment for an additional year unless either party provides written notice of non-renewal. As of January 1, 2016, we pay Mr. Chapman a base salary of $150,000 per year. As of January 1, 2016, Mr. Chapman is also eligible to receive a $1,000.00 monthly car allowance and a discretionary bonus to be determined by the Board, within its sole discretion, up to a maximum of 50% of his base salary. The employment agreement also contains severance provisions, which are discussed below under “Additional Narrative Disclosure—Potential Payments Upon Termination or a Change in Control”. The employment agreement provides that during the term of the agreement and for twelve (12) months or six (6) months, respectively, after the termination of Mr. Chapman’s employment (for whatever reason), Mr. Chapman will not compete with us or solicit our customers or our employees. The employment agreement also provides for the non-disclosure of any confidential information relating to us by Mr. Chapman.

Carlos Fernandez. Mr. Fernandez’s employment agreement provided for an original term of employment that ended June 30, 2016, but was automatically extended for an additional year on such date in accordance with a renewal provision set forth in the employment agreement that automatically extends the term of Fernandez’s employment for an additional year unless either party provides written notice of non-renewal. Pursuant to the employment agreement, we pay Mr. Fernandez a base salary of $200,000 per year for his service as the Executive Vice President-Corporate Business Development and General Manager Latin America. Mr. Fernandez is also eligible to receive a discretionary bonus to be determined by the Board, within its sole discretion, up to a maximum of 50% of his base salary. The Company will also grant Mr. Fernandez options to purchase 75,000 shares of our common stock, at a price of $6.00 per share, vesting in four equal semi-annual installments over two years. The employment agreement also contains severance provisions, which are discussed below under “Additional Narrative Disclosure –Potential Payments Upon Termination or a Change in Control.” The employment agreement provides that during the term of the agreement and for six (6) months after the termination of Mr. Fernandez’s employment (for whatever reason), Mr. Fernandez will not compete with us or solicit our customers or our employees. The employment agreement also provides for the non-disclosure of our confidential information by Mr. Fernandez.

Alexander Nickolatos. Mr. Nickolatos’ employment agreement provided for an original term of employment that ended on June 30, 2014, but was automatically extended for an additional year on such date and each subsequent anniversary of such date in accordance with a renewal provision that automatically extends the term of Mr. Nickolatos’ employment for an additional year unless either party provides written notice of non-renewal. We currently pay Mr. Nickolatos a base salary of $200,000 per year. Mr. Nickolatos is also eligible to receive a $1,000.00 monthly car allowance and a discretionary bonus to be determined by the Board, within its sole discretion, up to a maximum of 50% of his base salary. The employment agreement also contains severance provisions, which are discussed below under “Additional Narrative Disclosure –Potential Payments Upon Termination or a Change in Control”. The employment agreement also provides that during the term of the agreement and for six (6) months after the termination of Mr. Nickolatos’ employment (for whatever reason), Mr. Nickolatos will not compete with us or solicit our customers or our employees. The employment agreement also provides for the non-disclosure of our confidential information by Mr. Nickolatos.

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table presents, for each named executive officer, information regarding outstanding option awards and stock awards held as of December 31, 2016.

	STOCK AWARDS
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (2)	Market Value of Shares of Stock That Have Not Vested ($)(3)
Jon Christopher Boswell	30,048	—		3.33	28-Aug-22	64,500	$61,920
	125,000	—		6.00	24-Oct-23
	8,500	8,500	(1)	6.00	11-Jul-24
	—	17,500	(4)

Bobby Chapman	100,000	—		6.00	4-Nov-23	29,000	27,840

Carlos Fernandez	22,318	—		3.33	28-Aug-22	77,500	74,400
	10,000	—		6.00	24-Oct-23

Alexander Nickolatos	4,083	—		0.33	1-Jul-22	57,500	55,200
	5,015	—		3.33	28-Aug-22
	25,000	—		6.00	24-Oct-23
	—	15,000	(4)	3.00	27-May-26

(1)	These options held by our named executive officers previously vested as to 50 percent of each award on July 11, 2015 and July 11, 2016 and the remaining 50 percent of each award will become vested and exercisable in two equal annual installments on July 11, 2017 and July 11, 2018 so long as the named executive officer remains employed by us on each such date.

(2)	Includes (a) awards of restricted stock held by our named executive officers that previously vested as to 50 percent of each award on July 11, 2015 and July 11, 2016 and consist of the following number of remaining shares that will become vested in two remaining equal annual installments on July 11, 2017 and July 11, 2018 so long as the named executive officer remains employed by us on each such date: (i) Mr. Boswell – 8,500, (ii) Mr. Chapman – 15,000, (iii) Mr. Fernandez – 20,000 and (iv) Mr. Nickolatos – 15,000; (b) awards of restricted stock held by our named executive officers that previously vested as to 50 percent of each award on December 1, 2015 and December 1, 2016 and consist of the following number of remaining shares that will become vested in two remaining equal annual installments on December 1, 2017 and December 1, 2018 so long as the named executive officer remains employed by us on each such date: (i) Mr. Boswell – 10,000, (ii) Mr. Chapman – 5,000, (iii) Mr. Fernandez – 15,000 and (iv) Mr. Nickolatos – 12,500; and; (c) awards of restricted stock held by our named executive officers that will vest in four equal annual installments on May 27, 2017, May 27, 2018, May 27, 2019 and May 27, 2020, so long as the named executive officer remains employed by us on each such date: (i) Mr. Boswell – 20,000, (ii) Mr. Chapman – 9,000, (iii) Mr. Fernandez — 42,500, and (iv) Mr. Nickolatos – 15,000.

(3)	The amounts in this column reflect the closing price of our common stock on December 30, 2016 (the last trading day of fiscal year 2016), which was $0.96, multiplied by the number of outstanding shares of restricted stock.

(4)	These options held by Messrs. Boswell and Nickolatos will become vested and exercisable in four equal annual installments on May 27, 2017, May 27, 2018, May 27, 2019 and May 27, 2020 so long as the named executive officer remains employed by us on such date.

Additional Narrative Disclosure

Retirement Benefits

As of December 31, 2016, we maintain a tax-qualified Section 401(k) retirement savings plan. This plan provides for employee contributions, employer matching contributions (5% of salary), and a discretionary profit sharing contribution. Our named executive officers are eligible to participate in our tax-qualified Section 401(k) retirement savings plan on the same basis as other employees who satisfy the plan’s eligibility requirements, including requirements relating to age and length of service. No discretionary profit sharing contributions were made during 2015 or 2016. Under this plan, participants may elect to make pre-tax contributions not to exceed the applicable statutory limitation, which was $18,000 for 2016. All employer contributions vest immediately.

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

Messrs. Romestrand and Yonemoto resigned from our Board in March 2016. In connection with his resignation, Mr. Yonemoto forfeited all unexercised options granted to him on his date of resignation pursuant to his award agreement. In connection with his resignation, we amended the award agreement governing Mr. Romestrand’s outstanding stock options to provide that, notwithstanding his resignation from the Board, Mr. Romestrand’s stock option award would continue to vest in accordance with the original vesting schedule so long as Mr. Romestrand continued to serve as Director Emeritus of the Company. However, Mr. Romestrand resigned as Director Emeritus in January 2017 and forfeited all unexercised options granted to him on his date of resignation pursuant to his amended award agreement,

While we have historically granted options to purchase shares of our common stock to our non-employee directors, our non-employee directors do not currently receive any compensation specifically for their services as a director; however the Company does reimburse these directors for any travel or other business expenses related to their service as a director.

Name	Fee: Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensa-tion ($)	Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Bjarte Bruheim	—	—	—	—	—	—	—
Jogeir Romestrand(2)	—	—	—	—	—	—	—
Christopher Krummel	—	—	—	—	—	—	—
John Yonemoto(2)	—	—	—	—	—	—	—
Ahmad Al-Sati(3)	—	—	—	—	—	—	—
Lap Wai Chan(3)	—	—	—	—	—	—	—
Donald Stoltz(4)	—	—	—	—	—	—	—
Leonal Narea(4)	—	—	—	—	—	—	—

(1)	As of December 31, 2016, each of our non-employee directors held the following aggregate number of options to purchase our common stock: (i) Mr. Bruheim—143,151; (ii) Mr. Krummel—58,812; (iii) Mr. Al-Sati – 15,000 and (iv) Mr. Chan – 15,000.

(2)	Messrs. Romestrand and Yonemoto resigned in March 2016. Mr. Romestrand continued to serve as Director Emeritus until his resignation in January 2017, thereby forfeiting all unexercised options pursuant to his amended award agreement. All unexercised options granted to Mr. Yonemoto were forfeited during 2016 pursuant to his award agreements.

(3)	Messrs. Al-Sati and Chan resigned on March 6, 2017. All unexercised options granted to Messrs. Al-Sati and Chan were forfeited as of the date of resignation pursuant to their award agreements.

(4)	Messrs. Stoltz and Narea were appointed to the Board on March 7, 2016. Mr. Narea resigned from the Board on March 6, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

At March 10, 2017, we had 15,049,690 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 10, 2017 by:

●	each person known by us to be the beneficial owner of more than 5% of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	our named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of 2930 W. Sam Houston Pkwy N., Suite 275, Houston, TX 77043. The percentages in the table are computed using a denominator consisting of 19,262,040 shares of outstanding common stock plus the number of shares of common stock issuable upon the exercise of all outstanding options, warrants, rights or conversion privileges held by a holder which are exercisable within 60 days of March 10, 2017. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name and Address of Beneficial Owner(1)	Number of Shares		Percentage of Class(2)
5% Stockholders:
Bienville Argentina Opportunities Master Fund, LP	2,979,534	(3)	15.47%
FT SOF VII Holdings, LLC	2,030,436	(4)	10.54%
Directors and Executive Officers:
Bjarte Bruheim	657,332		3.41%
Chairman of the Board
Jon Christopher Boswell	442,986		2.30%
Director, President and Chief Executive Officer
Carlos Fernandez	252,311		1.31%
Executive Vice President-Corporate Business Development and General Manager- Latin America
Bobby Chapman	147,000		*
Chief Operating Officer
Alexander Nickolatos	137,598		*
Chief Financial Officer and Assistant Secretary
Christopher Krummel	58,700		*
Director
Andrew Teno	—		*
Director
David Proman	—		*
Director
Andrew Colvin	—		*
Director
Donald Stoltz	—		*
Director
Total	4,023,897		20.89%
All officers and directors as a group	1,695,927		8.80%

* indicates less than 1%.

(1)	Unless otherwise specified the address of each stockholder is 2930 West Sam Houston Parkway North, Suite 275, Houston, Texas 77043.

(2)

For each stockholder, this percentage is determined by assuming the named stockholder exercises all options which the stockholder has the right to acquire within 60 days of March 10, 2017, but that no other person exercises any options. The denominator does not include the shares that could be issued in connection with the Fir Tree transaction upon conversion of all of the outstanding convertible notes into common stock at a conversion price of $1.40 per share, subject to receipt of shareholder approval and satisfaction of certain other conditions.

(3)

Based solely on the Schedule 13D filed with the SEC by Bienville, Bienville Capital Management, LLC, BAOF GP, LLC, Moonpie Management, LLC, William Herbert Stimpson, II, Michael Cullen Thompson, Jr., Ralph Fayden Reynolds and Donald Stoltz, III on September 28, 2016. The business address of Bienville is 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007, Cayman Islands.

(4)

Excludes shares of common stock issuable upon conversion of the Notes, as such conversion is subject to receipt of shareholder approval and satisfaction of certain other conditions. If such conversion were to take place, FT SOF VII Holdings, LLC would beneficially own 31,569,222 shares, or 69.4% of the then-outstanding common stock. The business address of Fir Tree is 55 West 46th Street, New York, New York 11036.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The following is a description of transactions since January 1, 2015 to which we have been a party, in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two years, and in which any of our executive officers, directors or holders of more than 5% of our common stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than compensation arrangements, which are described in the section above titled “Executive Compensation.”

Transaction with Fir Tree

On March 6, 2017, the Company closed a transaction with Fir Tree and the ACM entities, pursuant to which, among other things, Fir Tree purchased from the ACM entities $22 million aggregate principal amount of the Company’s outstanding convertible due 2018. This transaction was part of a comprehensive recapitalization designed to create a path to a potential equalization of substantially all of the Company’s debt, subject to shareholder approval and satisfaction of certain other conditions. As part of the transaction, the Company issued to Fir Tree an additional $19.4 million aggregate principal amount of convertible notes. After giving effect to these transactions, the Company now has approximately $41.4 million of outstanding convertible notes. Fir Tree has agreed to convert all of the outstanding convertible notes into common stock at a conversion price of $1.40 per share, subject to receipt of shareholder approval and satisfaction of certain other conditions. Assuming all of the outstanding convertible notes are converted into common stock, on a pro-forma basis, the Company would issue approximately 29.5 million shares to Fir Tree and would then have approximately 44.6 million shares outstanding and no outstanding debt. The transactions contemplated by this agreement closed on March 6, 2017. Such unpaid notes bear an interest rate of 20% per annum and mature May 28, 2018.

Transactions with Our Directors, Executive Officers and Affiliates

On May 28, 2015, the Company entered into an amendment of the Existing Note Agreement with ACM entities. ACM entities and the Company agreed to give ACM entities the ability to have Deferred Interest of $2,485,162 paid in the form of shares of the Company’s common stock upon the consummation of a future equity offering, should one occur. On July 15, 2015, the Company issued 523,192 shares of unregistered common stock at a price of $4.75 per share to ACM entities as payment for the deferred interest.

On November 9, 2015, EcoStim, Inc., a Texas corporation and wholly-owned subsidiary of the Company, entered into a First Amendment to Employment Agreement (the “First Amendment”) to that certain Employment Agreement dated November 4, 2013, by and between EcoStim, Inc. f/k/a FracRock, Inc. and Bobby Chapman, the Company’s Chief Operating Officer (together with the First Amendment, the “Employment Agreement”). The First Amendment, among other things, (1) amended the term of Mr. Chapman’s employment, which, as amended, commenced on November 9, 2015 and will expire on November 3, 2016; provided, however, that the term will automatically renew each November 4, beginning on November 4, 2016, for an additional 12-month term unless either party provides written notice of non-renewal; (2) reduced Mr. Chapman’s base salary, effective January 1, 2016, from $200,000 per year to $150,000 per year; (3) increased the monthly car allowance payable to Mr. Chapman from $500 per month to $1,000 per month; and (4) provided that EcoStim, Inc. will reimburse Mr. Chapman up to $500.00 per month for payment of office rental in Longview, Texas.

On November 30, 2016, the Company entered into the Loan Agreement with Bienville and an individual. Bienville is currently the holder of approximately 20% of the Company’s outstanding shares of common stock. A portion of the $2 million proceeds from the Loan Agreement will be used to pay the remaining amount payable (approximately $1 million) by the Company under an equipment purchase agreement dated October 10, 2014, as amended, with Gordon Brothers Commercial & Industrial, LLC for the purchase of certain TPUs. Bienville held $750,000 of the $2 million loan. The indebtedness created under the Loan Agreement, including approximately $24,548 of interest at 14% per annum, was repaid on March 6, 2017 with a portion of the proceeds of the credit facility extended by Fir Tree under the Amended and Restated Convertible Note Facility Agreement.

Director Independence

The members of the Audit Committee, namely Messrs. Krummel and Bruheim, the members of the Nominating Committee, namely Messrs. Bruheim, Stoltz and Proman, and the three members of the Compensation Committee, namely Messrs., Krummel, Teno and Stoltz, have been determined to be independent under the applicable NASDAQ Stock Market Rules and rules of the SEC. For a discussion of independence standards applicable to our Board and factors considered by our Board in making its independence determinations, please refer to “Committees of the Board of Directors” included under Part III, Item 10 of this Form 10-K.

As a result of the resignation of Leonel Narea from the Board effective March 6, 2017, the Audit Committee is no longer comprised of three independent directors pursuant to a NASDAQ requirement. Pursuant to the A&R Stockholder Rights Agreement, Fir Tree has the right to designate a director to replace Mr. Narea. Fir Tree has advised the Company that within 180 days of the date of Mr. Narea’s resignation it expects to designate a replacement, who will satisfy applicable NASDAQ Stock Market standards for membership on the Audit Committee. The Board, therefore, expects to appoint a third Audit Committee member within the 180 day cure period provided by NASDAQ.

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional audit services performed by Whitley Penn LLP for the audit of our annual financial statements for the fiscal year ended December 31, 2016 and 2015.

	2016	2015
Audit Fees(1)	$107,843	$243,327
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$107,843	$243,327

(1)	Audit fees include professional services rendered for (i) the audit of our annual financial statements for the fiscal years ended December 31, 2016 and 2015, (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years and (iii) the reviews of the S-1 filed during 2015.

Pre-Approval Policies

It is the policy of our Board that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Board. Our Board pre-approved all services, audit and non-audit, provided to us by Whitley Penn LLP for 2015 and 2016.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

(a)	Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization dated September 18, 2013 by and between Vision Global Solutions, Inc., FRI MergerSub, Inc. and FracRock International Inc. (incorporated by reference to our Schedule 14A filed on October 22, 2013)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on November 26, 2013).

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2014).

3.3	Certificate of Merger by and between FRI Merger Sub, Inc. and FracRock International, Inc. (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

3.4	Second Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on March 9, 2017).

4.1	Registration Rights Agreement, dated as of May 28, 2014, by and among Eco-Stim Energy Solutions, Inc. and the parties named therein (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2014).

4.2	Stockholder Rights Agreement, dated as of May 28, 2014, by and among Eco-Stim Energy Solutions, Inc. and the parties named therein (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2014).

4.3	Amended and Restated Stockholder Rights Agreement, dated as of March 3, 2017, by and among Eco-Stim Energy Solutions, Inc. and the parties named therein (incorporated by reference to our Current Report on Form 8-K filed on March 9, 2017).

4.4	Registration Rights Agreement, dated as of March 3, 2017, by and among Eco-Stim Energy Solutions, Inc. and the note purchaser named therein (incorporated by reference to our Current Report on Form 8-K filed on March 9, 2017).

10.1	Employment Agreement dated November 25, 2013 by and between FracRock, Inc. and J. Christopher Boswell (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

10.2	Employment Agreement dated November 4, 2013 by and between FracRock, Inc. and Bobby Chapman (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

10.3	First Amendment to Employment Agreement date October 8, 2015 by and between EcoStim, Inc., and Bobby Chapman (incorporated by reference to our Current Report on Form 8-K filed on November 12, 2015).

10.4	Employment Agreement dated July 1, 2012 by and between FracRock International, Inc., predecessor-by-merger to FracRock International, Inc. and Alexander Nickolatos (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

10.5	Form Stock Option Agreement under Stock Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

10.6	Form Restricted Stock Agreement under Stock Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

Exhibit Number	Description

10.7	2013 Stock Incentive Plan assumed in connection with the Merger (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

10.8	Coiled Tubing Asset Package Lease Agreement dated December 21, 2013 by and between Impact Engineering, A.S. and Tango Rock S.A. (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

10.9†	Purchase Order dated January 8, 2014 by and between Eco-Stim Energy Solutions, Inc. and Stewart & Stevenson Manufacturing Technologies LLC (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

10.10	Common Stock Purchase Warrant dated December 31, 2013 issued by Eco-Stim Energy Solutions, Inc. to Impact Engineering, A.S. (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

10.11	Consulting Agreement dated September 1, 2012 by and between FracRock International, Inc., predecessor-by-merger to FracRock International, Inc., and Carlos A. Fernandez (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

10.12	Convertible Note Facility Agreement dated as of May 28, 2014, by and between Eco-Stim Energy Solutions, Inc. and ACM Emerging Markets Master Fund I, L.P. (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2014).

10.13	First Amendment to the Convertible Note Facility Agreement dated as of May 28, 2015, by and between Eco-Stim Energy Solutions, Inc. and ACM Emerging Markets Master Fund I, L.P. (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2015).

10.14	Securities Purchase Option Agreement, dated as of May 28, 2014, by and among Eco-Stim Energy Solutions, Inc. and ACM Emerging Markets Master Fund I, L.P. (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2014).

10.15	Assignment and Assumption Agreement dated as of May 28, 2014, by and between Eco-Stim Energy Solutions, Inc. and Viking Rock AS (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2014).

10.16	Exclusive Sales Agreement dated as of April 30, 2014, by and between Eco-Stim Energy Solutions, Inc. and Fotech Oil & Gas Solutions Limited (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 12, 2014).

10.17	Employment Agreement, dated as of July 1, 2014, by and between Eco-Stim Energy Solutions, Inc. and Carlos A. Fernandez (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 12, 2014).

10.18	Purchase Order, dated as of July 31, 2014, by and between Viking Rock AS and Feadar S.A. (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 12, 2014).

10.19	2015 Stock Incentive Plan (incorporated by reference to our Proxy Statement on Definitive Schedule 14A filed on June 2, 2015).

10.20	First Amendment to the 2015 Stock Incentive Plan (incorporated by reference to our Current Report on Form 8-K filed on March 11, 2016).

10.21	At Market Issuance Sales Agreement (incorporated by reference to our Current Report on Form 8-K filed on July 14, 2016).

Exhibit Number	Description

10.22	Amended and Restated Convertible Note Facility Agreement, dated as of March 3, 2017, by and between Eco-Stim Energy Solutions, Inc. and FT SOF VII Holdings, LLC (incorporated by reference to our Current Report on Form 8-K filed on March 9, 2017).

10.23*	Convertible Promissory Note from Eco-Stim Energy Solutions, Inc. in favor of FT SOF VII Holdings, LLC, dated March 3, 2017.

10.24*	Amended and Restated Convertible Promissory Note from Eco-Stim Energy Solutions, Inc. in favor of FT SOF VII Holdings, LLC, dated March 3, 2017.

14.0	Code of Business Conduct and Ethics (incorporated by reference to our Registration Statement on Form S-1 filed on November 14, 2014).

21.1	Subsidiaries of the registrant (incorporated by reference to our Registration Statement on Form S-1 filed on July 25, 2014).

23.1*	Consent of Independent Registered Public Accounting Firm (Whitley Penn LLP.)

31.1*	Rule 13(a)-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13(a)-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

*	Filed herewith.

†	Confidential treatment has been requested for portions of this exhibit. The omitted information has been filed separately with the SEC pursuant to our application for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2017	ECO-STIM ENERGY SOLUTIONS, INC.

	By:	/s/ Jon Christopher Boswell
Jon Christopher Boswell
President and Chief Executive Officer

	By:	/s/ Alexander Nickolatos
Alexander Nickolatos
Chief Financial Officer and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jon Christopher Boswell	Director, President and Chief Executive Officer	March 17, 2017
Jon Christopher Boswell

/s/ Alexander Nickolatos	Chief Financial Officer and Assistant Secretary	March 17, 2017
Alexander Nickolatos

/s/ Bjarte Bruheim	Executive Chairman	March 17, 2017
Bjarte Bruheim

/s/ Bobby Chapman	Chief Operating Officer	March 17, 2017
Bobby Chapman

/s/ Donald Stoltz	Director	March 17, 2017
Donald Stoltz

/s/ Andrew Teno	Director	March 17, 2017
Andrew Teno

/s/ David Proman	Director	March 17, 2017
David Proman

/s/ Andrew Colvin	Director	March 17, 2017
Andrew Colvin

/s/ Christopher Krummel	Director	March 17, 2017
Christopher Krummel

