Form 10-Q
period 2017-03-31
Eco-Stim Energy Solutions, Inc.
filed 2017-05-15
CIK 1135657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes [  ] No [X]

The registrant had 15,027,840 shares of common stock outstanding at May 10, 2017.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the anticipated future results or financial condition expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include but are not limited to:

●	the cyclical nature of the oil and natural gas industry;

●	the potential for our oil-company customers to backward-integrate by starting their own well service operations;

●	the potential for excess capacity in the oil and natural gas service industry;

●	dependence on the spending and drilling activity by the onshore oil and natural gas industry;

●	competition within the oil and natural gas service industry;

●	concentration of our customer base and fulfillment of existing customer contracts;

●	our ability to maintain pricing and obtain contracts;

●	deterioration of the credit markets;

●	our ability to raise additional capital to fund future and committed capital expenditures;

●	increased vulnerability to adverse economic conditions due to indebtedness;

●	our limited operating history on which investors will evaluate our business and prospects;

●	our ability to obtain raw materials and specialized equipment;

●	technological developments or enhancements;

●	asset impairment and other charges;

●	our identifying, making and integrating acquisitions;

●	our major shareholders and management control over stockholder voting;

●	loss of key executives;

●	the ability to employ skilled and qualified workers;

●	work stoppages and other labor matters;

●	hazards inherent to the oil and natural gas industry;

●	inadequacy of insurance coverage for certain losses or liabilities;

●	delays in obtaining required permits;

●	ability to import equipment or spare parts into Argentina on a timely basis;

●	regulations affecting the oil and natural gas industry;

●	legislation and regulatory initiatives relating to well stimulation;

●	future legislative and regulatory developments;

●	foreign currency exchange rate fluctuations;

●	effects of climate change;

●	volatility of economic conditions in Argentina;

●	market acceptance of turbine pressure pumping technology;

●	the profitability for our customers of shale oil and gas as commodity prices decrease;

●	our ability to pay interest on our convertible debt or repay our convertible debt at maturity, if applicable;

●	risks associated with the start-up of new business operations in a new country, such as the inability to hire sufficient qualified employees, obtain necessary machinery and equipment needed to operate and our ability to obtain operating permits in time;

●	risks of doing business in Argentina and the United States; and

●	costs and liabilities associated with environmental, health and safety laws, including any changes in the interpretation or enforcement thereof.

For additional information regarding known material factors that could affect our operating results and performance, please read (1) “Risk Factors” in Part II—Item 1A of this Form 10-Q, as well as “Part I—Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and (2) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I—Item 2 of this Form 10-Q, as well as in Part II—Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Should one or more of these known material risks occur, or should the underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statement. There also may be risks of which we are currently unaware.

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

All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section and any other cautionary statements that may accompany such forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to revise or update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Form 10-Q.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only of our expectations based on known factors as of the date of the particular statement.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,151,387	$1,731,364
Accounts receivable	2,720,830	2,865,707
Inventory	2,123,477	2,047,163
Prepaids	3,068,063	1,918,875
Other assets	42,710	31,664
Total current assets	19,106,467	8,594,773

Property, plant and equipment, net	40,583,977	38,382,391
Other non-current assets	488,633	325,756
Total assets	$60,179,077	$47,302,920

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,320,398	$2,453,551
Accrued expenses	3,365,128	4,503,180
Short-term notes payable	170,167	2,000,000
Current portion of capital lease payable	817,111	789,166
Total current liabilities	7,672,804	9,745,897

Non-current liabilities:
Long-term notes payable	40,802,640	21,737,404
Long-term capital lease payable	569,169	766,687
Total non-current liabilities	41,371,809	22,504,091

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 15,049,690 issued and 15,027,840 outstanding at March 31, 2017 and 14,485,937 issued and 14,464,087 outstanding at December 31, 2016	15,049	14,485
Additional paid-in capital	60,666,498	59,556,505
Treasury stock, at cost; 21,850 common shares at March 31,2017 and at December 31, 2016	(57,469)	(57,469)
Accumulated deficit	(49,489,614)	(44,460,589)
Total stockholders’ equity	11,134,464	15,052,932

Total liabilities and stockholders’ equity	$60,179,077	$47,302,920

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues	$2,562,657	$1,833,905

Operating cost and expenses:
Cost of services	3,854,886	2,236,127
Selling, general, and administrative expenses	1,442,404	1,573,264
Research and development	87,154	168,456
Depreciation and amortization expense	1,341,792	904,230
Total operating costs and expenses	6,726,236	4,882,077

Operating loss	(4,163,579)	(3,048,172)

Other income (expense):
Interest expense	(1,590,458)	(1,194,711)
Other income (expense)	91,752	(549,168)
Total other expense	(1,498,706)	(1,743,879)

Benefit (provision) for income taxes	633,260	(72,236)

Net loss	$(5,029,025)	$(4,864,287)
Basic and diluted loss per share	$(0.34)	$(0.36)
Weighted average number of common shares outstanding – basic and diluted	14,827,416	13,579,094

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2016	14,464,087	$14,485	$59,556,505	$(57,469)	$(44,460,589)	$15,052,932
Sale of common stock, net	563,753	564	981,821			982,385
Stock based compensation			128,172			128,172
Net loss					(5,029,025)	(5,029,025)
Balance at March 31, 2017	15,027,840	$15,049	$60,666,498	$(57,469)	$(49,489,614)	$11,134,464

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net loss	$(5,029,025)	$(4,864,287)
Depreciation and amortization	1,341,792	904,230
Amortization of debt discount and loan origination cost	319,541	63,886
Stock based compensation	128,172	220,156
Changes in operating assets and liabilities:
Accounts receivable	144,877	4,333,894
Inventory	(76,314)	(171,926)
Prepaids and other assets	(1,039,737)	602,503
Accounts payable and accrued expenses	(551,546)	639,130
Net cash provided by (used in) operating activities	(4,762,240)	1,727,586

Investing Activities
Purchases of equipment	(3,652,475)	(1,141,018)
Net cash provided by investing activities	(3,652,475)	(1,141,018)

Financing Activities
Proceeds from sale of common stock, net	982,385	—
Proceeds from notes payable	19,565,983	194,611
Notes payables financing cost	(485,000)	—
Payments on notes payable	(2,041,514)	(2,064,455)
Payments on capital lease	(187,116)	(162,803)
Purchase of treasury stock	—	(37,175)
Net cash provided by (used in) financing activities	17,834,738	(2,069,822)

Net increase (decrease) in cash and cash equivalents	9,420,023	(1,483,254)
Cash and cash equivalents, beginning of period	1,731,364	11,742,489

Cash and cash equivalents, end of period	$11,151,387	$10,259,235

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$175,282	$107,036
Cash paid during the year for income taxes	$52,950	$48,429

Non-cash transactions
Property, plant and equipment additions in accounts payable	$174,277	$1,071,907
Notes payable cost in accrued and accounts payable	$106,065	$—
Notes payable settled through recapitalization	$22,000,000	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017
(Unaudited)

Note 1 – Organization and Nature of Business

Eco-Stim Energy Solutions, Inc. (the “Company,” “Eco-Stim,” “we” or “us”) is a technology-driven independent oilfield services company providing well stimulation, coiled tubing and field management services to the domestic and international upstream oil and gas industry. We are focused on reducing the ecological impact and improving the economic performance of the well stimulation process in “unconventional” drilling formations. We serve major, national and independent oil and natural gas exploration and production companies around the world, and we offer products and services with respect to the various phases of a well’s economic life cycle. Our focus is to bring these technologies and processes to the most active shale resource basins both domestically and outside of North America using our technology to differentiate our service offerings. We do business primarily in the United States and Argentina.

Note 2 – Basis of Presentation and Significant Accounting Policies

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The accompanying condensed consolidated financial statements are unaudited and have been prepared from our books and records in accordance with Rule 10-1 of Regulation S-X for interim financial information. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of our management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of results of operations for a full year. These condensed consolidated financial statements should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in our Current Report on Form 8-K filed with the SEC on May 9, 2017.

Principles of Consolidation

We consolidate all wholly-owned subsidiaries, controlled joint ventures and variable interest entities where the Company has determined it is the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The Company has incurred losses since inception and if the debt conversion described below is not completed, the Company will require additional capital to continue operating. As of March 31, 2017, the Company had cash and cash equivalents of approximately $11.2 million and working capital of approximately $11.4 million. In March 2017, the Company secured $17 million of additional cash from a transaction (the “Fir Tree Transaction”) with FT SOF VII Holdings, LLC (the “Fir Tree Affiliate” and, together with Fir Tree Inc. and its affiliates and managed funds, “Fir Tree”), (further discussed in Note 6), which we believe should be sufficient to fund operations into the second quarter of 2018. However, interest is payable on all of the convertible notes held by Fir Tree on August 15 and February 15 on each calendar year, commencing August 15, 2017 and the convertible notes mature on May 28, 2018, to the extent such convertible notes remain outstanding prior to such dates and/or are not converted into Common Stock prior to such dates. Although the Company anticipates the full conversion of the Fir Tree debt into equity upon approval of shareholders, this cannot be assured and as such, if the debt remains outstanding, the Company may be unable to make some or all of its interest or principal payments as they become due.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains deposits in several financial institutions in both Argentina and the U.S. Funds held in the U.S. may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits.

The Company places its cash and cash equivalents with high credit quality financial institutions.

Revenue Recognition

The Company’s revenue is heavily dependent on three major sources: well stimulation, coiled tubing, and field management. All revenue is recognized when persuasive evidence of an arrangement exists, specific performance completed, the price is fixed or determinable, and collection is reasonably assured as follows:

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

Spot market basis arrangements are priced on an agreed-upon hourly spot market rate. The Company also charges fees for setup and mobilization of equipment depending on the job, additional equipment used on the job, if any, and materials that are consumed during the well stimulation process. Generally, these fees and other charges vary depending on the equipment and personnel required for the job and market conditions in the region in which the services are performed.

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

Functional and Presentation Currency

Items included in the financial statements of each of the Company’s entities are measured using the currency of the primary economic environment in which the entity operates (the “Functional Currency”). The Functional Currency for the Norwegian and Argentine subsidiaries is the U.S. Dollar. The condensed consolidated financial statements are presented in U.S. Dollars, which is the Company’s presentation currency.

Net Loss per Common Share

For the three months ended March 31, 2017 and 2016, the weighted average shares outstanding excluded certain stock options and potential shares from convertible debt of 30,269,987 and 4,404,632, respectively, from the calculation of diluted earnings per share because these shares would be anti-dilutive. Anti-dilutive warrants of 100,000 for each of the three months ended March 31, 2017 and 2016 were also excluded from the calculation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2017 presentation.

Accounts Receivable

Accounts receivable are stated at amounts management expects to collect from outstanding balances both billed and unbilled (unbilled accounts receivable represent amounts recognized as revenue for which invoices have not yet been sent to clients). At March 31, 2017 and December 31, 2016, there were approximately $1,475,102 and $2,865,707, respectively, in outstanding unbilled amounts. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. To date, the Company has not recognized any losses due to uncollectible accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company evaluated all accounts receivable and determined that no reserve for doubtful accounts was necessary at March 31, 2017 or December 31, 2016.

Prepaids

Prepaid expenses are primarily comprised of Argentinian value added tax and prepaid insurance. The prepaid value added tax will be reduced as the Company continues to invoice customers in Argentina.

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method and appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ASC Topic 360 requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets with their associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying value exceeds the fair value. If estimated future cash flows are not achieved with respect to long-lived assets, additional write-downs may be required. During the three months ended March 31, 2017, the Company evaluated its long-lived assets for impairment and determined no impairment was necessary.

Major Customers and Concentration of Credit Risk

The majority of the Company’s business is conducted with major and independent oil and gas companies in Argentina. With our new contract in the U.S., going forward our business is expected to be roughly equal between Argentina and our independent oil and gas customers in the U.S. The Company evaluates the financial strength of its customers and provides allowances for probable credit losses when deemed necessary. The Company derives a large amount of revenue from a small number of major and independent oil and gas companies. At March 31, 2017, the Company had a concentration of receivables with one customer.

For the three months ended March 31, 2017, one major customer accounted for approximately 89% and at December 31, 2016, two major customers represented 79% of our services revenue, respectively. Our accounts receivable at March 31, 2017 and December 31, 2016 were concentrated with one major customer representing 89% and two major customers representing 86%, respectively.

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

The Company is subject to U.S. federal and foreign income taxes along with state corporate income taxes in Texas. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

The Fir Tree Transaction, if completed as currently proposed, may limit the Company’s ability to utilize net operating loss tax benefits due to Section 382 of the U.S. Tax Code limitations.

Recently Issued and Adopted Accounting Guidance

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The new standard is effective for us beginning with this first quarter of 2017, and is applied prospectively. We adopted ASU 2015-11 in this first quarter of 2017, with such adoption having no material impact on the accompanying condensed consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which eliminates the requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, all deferred tax assets and liabilities will be required to be classified as noncurrent. We adopted this ASU 2015-17 in this first quarter of 2017, with such adoption having no effect on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). ASU 2016-09 simplifies several aspects of accounting for share-based payment transactions including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. Under ASU 2016-09, all excess tax benefits or deficiencies are recognized as income tax expense or benefit in the income statement and the pool of windfall tax benefits as a component of additional paid-in capital is eliminated. In regards to forfeitures, companies may make a one-time policy election to use forfeitures which applies only to instruments with service conditions; the requirement to estimate the probability of achieving performance conditions remains. For statutory tax withholding requirements, ASU 2016-09 allows for net settlement up to the employer’s maximum statutory tax withholding requirement. Formerly, only the minimum statutory tax withholding requirement was allowed to be met through net settlement while retaining equity classification. We adopted ASU 2016-09 in this first quarter of 2017, with such adoption having no material impact on the accompanying condensed consolidated financial statements.

Accounting Guidance Issued But Not Adopted as of March 31, 2017

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires us to recognize the amount of revenue to which we expect to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective on January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect ASU 2014-09 will have on our condensed consolidated financial statements and related disclosures. The Company has performed an initial evaluation of this standard and its impact on the financial statements. This included tasks such as identifying contracts, identifying performance obligations and reviewing the applicable revenue streams. In this review, nothing has been identified that would require a change in the current accounting for revenue. The Company will continue to evaluate, particularly as we enter into new contracts.

On February 25, 2016, the FASB issued ASU 2016-02 Leases (Topic 842), which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its condensed consolidated financial statements.

Note 3 – Accounts Receivable

Accounts receivable by category were as follows:

	March 31, 2017	December 31, 2016
Billed	$1,245,728	$2,010,001
Unbilled	1,475,102	855,706
Total accounts receivable	$2,720,830	$2,865,707

Note 4 – Stock-Based Compensation

The Company has two stock incentive plans, the 2013 Stock Incentive Plan (the “2013 Plan”) and the 2015 Stock Incentive Plan (the “2015 Plan”), (or collectively, “the Plans”), for the granting of stock-based incentive awards, including incentive stock options, non-qualified stock options and restricted stock, to employees, consultants and members of the Company’s Board of Directors (the “Board”). The 2013 Plan was adopted in 2012 and amended in 2013 and authorizes 1,000,000 shares to be issued under the 2013 Plan. The 2015 Plan, f/k/a “the 2014 Stock Incentive Plan,” was adopted in 2014; in 2015 and 2016, it was amended and a total of 700,000 additional shares were authorized, resulting in a maximum of 1,200,000 shares being authorized for issue under the modified 2015 Plan. A proposal submitted to our stockholders at the Annual Meeting, if approved, would increase the number of shares available under the 2015 Plan by 5,000,000 shares (from 1,200,000 shares to 6,200,000 shares). Both the 2013 Plan and the 2015 Plan have been approved by the shareholders of the Company. As of March 31, 2017, 85,843 shares remained available for grant under the 2013 Plan and 778,500 shares remained available for grant under the 2015 Plan.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and restricted stock. The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determined the initial expected life based on a simplified method in accordance with the FASB ASC Topic 718, giving consideration to the contractual terms, vesting schedules, and pre-vesting and post-vesting forfeitures.

During the three months ended March 31, 2017 and 2016, the Company recorded $128,172 and $220,156, respectively, of stock-based compensation, which is included in selling, general, and administrative expense and cost of sales in the accompanying consolidated statement of operations. Total unamortized stock-based compensation expense at March 31, 2017 was $781,869 compared to $928,786 at December 31, 2016, and will be fully expensed through 2020.

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

The minimum present value of the lease payments is $1.7 million with terms of sixty months and implied interest of 14%. The next five years of lease payments are:

Capital Lease Payments
2017	$732,950
2018	977,267
Total future payments	1,710,217
Less debt discount due to warrants	(122,793)
Less amount representing interest	(201,144)
1,386,280
Less current portion of capital lease obligations	(817,111)
Capital lease obligations, excluding current installments	$569,169

Operating Leases

The Company’s operating leases correspond to equipment facilities and office space in Argentina and the United States. The combined future minimum lease payments as of March 31, 2017 are as follows:

Operating Leases
2017	$343,187
2018	192,070
Thereafter	—
Total	$535,257

Note 6 – Debt

Short-Term Note

On November 30, 2016, the Company entered into a loan agreement (the “Loan Agreement”) with two of the Company’s largest shareholders, one of which is currently the holder of approximately 20% of the Company’s outstanding shares of common stock, par value $0.001 per share (the “Common Stock”). A portion of the proceeds from the Loan Agreement was used to pay the remaining outstanding amount payable (approximately $1 million) by the Company under an equipment purchase agreement dated October 10, 2014, as amended, with Gordon Brothers Commercial & Industrial, LLC for the purchase of certain turbine powered pressure pumping equipment (“TPU”).

At December 31, 2016, the Company had a balance of $2,000,000 and accrued interest of $24,548. The indebtedness created under the Loan Agreement was repaid on March 6, 2017 with a portion of the proceeds from the Fir Tree Transaction (as described in Note 1).

On January 1, 2017, the Company financed its operations insurance premiums with US Premium Finance for a total of $211,681 at an interest rate of 5.87%. As of March 31, 2017, the Company had a balance of $170,167 and accrued interest of $832.

Long-Term Notes Payable

Convertible Note Facility

On May 28, 2014 (the “Closing Date”), the Company entered into a Convertible Note Facility Agreement (the “ACM Note Agreement”) with ACM Emerging Markets Master Fund I, L.P. and ACM Multi-Strategy Delaware Holding LLC (collectively, the “ACM Entities”). The proceeds from the ACM Note Agreement were used primarily for capital expenditures, certain working capital needs and approved operating budget expenses.

The ACM Note Agreement allowed the Company to issue ACM Entities a multiple draw secured promissory note with maximum aggregate principal amount of $22,000,000, convertible into Common Stock at a price of $6.00 per share at the option of ACM Entities (the “Existing ACM Note”). The outstanding debt under the facility was convertible immediately and accrued interest at 14% per annum with interest payments due annually in arrears.

As of December 31, 2016, the Company had drawn down the full $22,000,000 available under the ACM Note Agreement, which was primarily used for capital expenditures, certain working capital needs and approved operating budget expenses.

On March 6, 2017, the Company closed the Fir Tree Transaction, which was part of a comprehensive recapitalization designed to create a path to a potential conversion to equity of substantially all the Company’s debt, subject to shareholder approval and satisfaction of certain other conditions. In connection with the Fir Tree Transaction, the Company entered into the Amended and Restated Convertible Note Facility Agreement (“A&R Note Agreement”) with the Fir Tree Affiliate, which became effective on March 6, 2017 and replaced the ACM Note Agreement. Pursuant to the terms of the A&R Note Agreement, the Company issued to the Fir Tree Affiliate a secured promissory note (the “Amended and Restated Convertible Note”) in a principal amount of $22 million, which replaced the Existing ACM Note, and a secured promissory note (the “New Convertible Note,” and together with the Amended and Restated Convertible Note, the “Notes”) in a principal amount of approximately $19.4 million, representing an additional $17 million aggregate principal amount of convertible notes issued by the Company to the Fir Tree Affiliate on March 6, 2017 and approximately $2.4 million principal amount of convertible notes in payment of accrued and unpaid interest on the Existing ACM Note acquired by the Fir Tree Affiliate from the ACM Entities. The unpaid principal amount of the Notes bears an interest rate of 20% per annum and matures on May 28, 2018.

After giving effect to the Fir Tree Transactions, as of March 31, 2017 the Company had approximately $41.4 million of outstanding convertible notes. The Fir Tree Affiliate has agreed to convert all the outstanding convertible notes into Common Stock at a conversion price of $1.40 per share, subject to receipt of shareholder approval at the Annual Meeting and satisfaction of certain other conditions. Assuming all the outstanding convertible notes are converted into Common Stock, on a pro-forma basis, the Company would issue approximately 29.5 million shares to the Fir Tree Affiliate and would then have approximately 44.6 million shares outstanding (assuming no other issuance of shares) and no outstanding debt.

Deferred Debt Costs

The Company capitalizes certain costs in connection with obtaining its financings, such as lender’s fees and related attorney fees. These costs are amortized to interest expense using the straight-line method.

Deferred debt costs were approximately $551,661, net of accumulated amortization of $39,339 as of March 31, 2017

Long-Term Debt Summary

The following is a summary of scheduled long-term notes payable maturities by year:

2017	–
2018	41,354,301
Total notes payable	$41,354,301

Note 7 – Equity

On July 13, 2016, the Company entered into an At-Market Issuance Sales Agreement (the “Agreement”) as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, Part II – Item 8 – Financial Statements and Supplemental Data – Notes to consolidated financial statements – Note 11 – “Equity Offerings”. During the three months ended March 31, 2017, the Company sold an additional 563,753 shares through the Agreement for a total net proceeds of $982,385.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q, together with the audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016. Unless the context otherwise requires, “we,” “us,” the “Company” or like terms refer to Eco-Stim Energy Solutions, Inc. and its subsidiaries.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including those described in the section titled “Cautionary Statements Regarding Forward-Looking Statements” in this Form 10-Q.

Overview

We are a technology-driven independent oilfield services company providing well stimulation, coiled tubing and field management services to the domestic and international upstream oil and gas industry. We are focused on reducing the ecological impact and improving the economic performance of the well stimulation process in “unconventional” drilling formations. We serve major, national and independent oil and natural gas exploration and production companies around the world and we offer products and services with respect to the various phases of a well’s economic life cycle. Our focus is to bring these technologies and processes to the most active shale resource basins both domestically and outside of North America using our technology to differentiate our service offerings.

Financial Results

For the year 2016 and into the first quarter 2017, our activity was concentrated in the Vaca Muerta in the Neuquén Basin in Argentina, the world’s third-largest shale resource basin as measured by technically recoverable reserves. The beginning of 2016 marked a twelve-year low in oil prices with a WTI crude oil price of $26.19 per barrel in February 2016. However, oil prices began to stabilize in the third quarter of 2016 in the mid-$50 per barrel range. As reported by the U.S. Energy Information Administration (“EIA”), WTI crude oil prices averaged $51.62 per barrel for the first quarter of 2017, up from $33.35 per barrel for the same period in 2016. In Q1 2017, the government of Argentina passed legislation providing a floor of not less than $6.00 per mmbtu for all tight and unconventional gas developed and produced through 2021. During the first three months of 2016 and 2017, the Company completed 7 and 17 stimulation stages, respectively, and 5 and 19 coiled tubing jobs, respectively.

Results of Operations

For the Three Months Ended March 31, 2017 and 2016

Revenue for the three months ended March 31, 2017 increased $728,752 to $2,562,657 from $1,833,905 for the three months ended March 31, 2016. This increase was primarily due to higher activity of our well stimulation and coiled tubing operations in Argentina in 2017 period as compared to 2016.

Costs of services increased $1,618,759 to $3,854,886 for the three months ended March 31, 2017 compared to $2,236,127 for the three months ended March 31, 2016. This increase was primarily due to higher activity levels related to our well stimulation and coiled tubing operations in Argentina in line with revenue as compared to 2016, start-up costs incurred during the three months ended March 31, 2017 associated with our new U.S. business contracts, and higher rental and third party costs in Argentina related to our tight gas trial well which was conducted in March ahead of our Argentina two year contract award.

Our selling, general, and administrative expenses decreased $130,860 to $1,442,404 for the three months ended March 31, 2017 compared to $1,573,264 for the three months ended March 31, 2016. This decrease was a result of decreases in stock compensation of $49,624; reductions of $81,844 in 2017 in labor; decreases in office, travel, marketing and others costs of $84,293, offset by an increase in legal costs and professional fees of $84,901.

Research and development decreased $81,302 to $87,154 for the three months ended March 31, 2017, compared to $168,456 for the three months ended March 31, 2016. This decrease was due primarily to reductions taken in our research activities of fiber optics technology and the development of our TPU technology.

Net total other expense decreased $245,173 to $1,498,706 for the three months ended March 31, 2017 compared to net other expense of $1,743,879 for the three months ended March 31, 2016. This decrease was a result of foreign currency gain of $721,269 plus other expense reductions of $43,371 offset by a decrease of interest income of $123,720 and an increase in interest expense of $395,747.

Liquidity and Capital Resources

Our primary sources of liquidity to date have been proceeds from various equity and debt offerings. We completed a public offering during the first quarter of 2015 and a second offering on July 15, 2015. In July 2016, the Company entered into an At-Market Issuance Sale Agreement with equity sales providing proceeds during the second half of 2016 and during the first quarter of 2017. All the above offerings are as discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, Part II – Item 8 – Financial Statements and Supplemental Data – Notes to consolidated financial statements – Note 11 – “Equity Offerings.”

On March 6, 2017, the Company closed the Fir Tree Transaction, which was part of a comprehensive recapitalization designed to create a path to a potential conversion to equity of substantially all the Company’s debt, subject to shareholder approval and satisfaction of certain other conditions. In connection with the Fir Tree Transaction, the Company entered into the A&R Note Agreement. Pursuant to the terms of the A&R Note Agreement, the Company issued to the Fir Tree Affiliate the Amended and Restated Convertible Note in a principal amount of $22 million, which replaced the Existing ACM Note, and the New Convertible Note in a principal amount of approximately $19.4 million, representing an additional $17 million aggregate principal amount of convertible notes issued by the Company to the Fir Tree Affiliate on March 6, 2017 and approximately $2.4 million principal amount of convertible notes in payment of accrued and unpaid interest on the Existing ACM Note acquired by the Fir Tree Affiliate from the ACM Entities. The unpaid principal amount of the Notes bears an interest rate of 20% per annum and matures on May 28, 2018. Approximately $2.1 million of the proceeds of the additional $17 million aggregate principal amount of convertible notes issued to the Fir Tree Affiliate have been used to repay existing debt under the Loan Agreement, with the balance of the proceeds being used for equipment purchases, other approved capital expenditures incurred in accordance with an approved operating budget, and other working capital purposes. After giving effect to the Fir Tree Transactions, as of March 31, 2017 the Company had approximately $41.4 million of outstanding convertible notes.

The Fir Tree Affiliate has agreed to convert the outstanding convertible Notes into Common Stock at a conversion price of $1.40 per share, subject to receipt of shareholder approval and satisfaction of certain other conditions. Assuming all the outstanding convertible notes are converted into Common Stock, on a pro-forma basis, the Company would issue approximately 29.5 million shares to Fir Tree Affiliate and would then have approximately 44.6 million shares outstanding (assuming no other issuance of shares) and no outstanding debt.

To the extent these Notes are not converted into Common Stock in accordance with the terms of the Notes (which requires, among other things, approval by a majority of non-Fir Tree shareholders) at the June 15, 2017, the unpaid principal amount of the Notes bears interest at 20% per annum and matures on May 28, 2018. The Company has pledged a significant portion of its and subsidiaries’ assets as collateral to secure the repayment of the amounts payable under the A&R Note Agreement and the Notes. If we were unable to repay those amounts, the Fir Tree Affiliate could, among other things, proceed against the collateral that secures that indebtedness. If the Fir Tree Affiliate accelerates the repayment of these borrowings, there can be no assurance that we will have sufficient assets to repay the indebtedness under such facilities and our other indebtedness.

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

For the remainder of 2017, we expect our capital requirements to consist primarily of:

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

We intend to incur approximately $10 million in capital expenditures in the aggregate during the first half of 2017 and will incur additional capital expenditures on a discretionary basis as necessary to meet customer demands and subject to satisfactory financing.

Sources and Uses of Cash

Net cash provided by (used in) operating activities was ($4,762,240) for the three months ended March 31, 2017 and $1,727,586 for the three months ended March 31, 2016. The decrease was primarily due to higher activity in account payable payments, a reduction of account receivable collections, prepayments made for certain operating related insurances and an increase in value-added tax (“VAT”) tax assets for the three months ended March 31, 2017 compared to the same period ended March 31, 2016.

Net cash used in investing activities was $3,652,475 for the three months ended March 31, 2017 and $1,141,018 for the three months ended March 31, 2016. This variance was due to an increase of purchases of equipment, primarily related to our business start-up in the U.S. incurred in the three months ended March 31, 2017.

Net cash provided by (used in) financing activities was $17,834,738 for the three months ended March 31, 2017 and ($2,069,822) for the three months ended March 31, 2016. The increase was primarily attributable to proceeds received from issuance of additional notes payable to the Fir Tree Affiliate during March 2017 and issuance of Common Stock.

The following table summarizes our cash flows from financing activities for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Financing Activities
Proceeds from sale of common stock, net	$982,385	$—
Proceeds from notes payable	19,565,983	194,611
Notes payables financing cost	(485,000)	—
Payments on notes payable	(2,041,514)	(2,064,455)
Payments on capital lease	(187,116)	(162,803)
Purchase of treasury stock	—	(37,175)
Net cash provided by (used in) financing activities	$17,834,738	$(2,069,822)

On December 15, 2015, the Board authorized the Company to repurchase, from time to time, from December 16, 2015 through December 16, 2017, up to $5 million in shares of its outstanding Common Stock. During the three months ended March 31, 2017, no repurchases were made by the Company.

On July 13, 2016, the Company entered into an At-Market Issuance Sale Agreement as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, Part II – Item 8 – Financial Statements and Supplemental Data – Notes to consolidated financial statements – Note 11 – “Equity Offerings”. During 2016, the Company sold 796,573 shares through the Agreement for total gross proceeds of $1,722,596. During the three months ended March 31, 2017, the Company sold an additional 563,753 shares through the Agreement for total gross proceeds of $982,385.

We had a net increase in cash and cash equivalents of $9,420,023 for the three months ended March 31, 2017, compared to a net decrease in cash and cash equivalents of $1,483,254 during the three months ended March 31, 2016 primarily resulting from proceeds provided from the Fir Tree Transactions. Please see “‒Liquidity and Capital Resources” for more information on the Fir Tree Transaction.

We do not generate positive cash flow from operations at this time. Further, while we believe we will begin generating positive cash flow from operations in 2017, our liquidity provided by our existing cash and cash equivalents may not be sufficient to fund our full capital expenditure plan, nor payments that might become due under our indebtedness. These commitments may require us to obtain additional equity or debt financing, which may not be available to us on favorable terms or at all.

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

Our business depends on the capital spending programs of our customers. Revenue from our business lines are expected to be generated by providing services to oil and natural gas exploration and production companies throughout Argentina, the U.S., Colombia, Mexico and other countries. Demand for our services is a function of our customers’ willingness to make operating and capital expenditures to explore for, develop and produce hydrocarbons in these areas, which in turn is affected by current and expected levels of oil and natural gas prices. Companies in the energy services industry have historically tended to delay capital equipment projects, including maintenance and upgrades, during industry downturns.

The oil and gas industry has traditionally been volatile, is highly sensitive to a combination of long-term and cyclical trends, including the domestic and international supply and demand for oil and natural gas, current and expected future prices for oil and natural gas and the perceived stability and sustainability of those prices, production depletion rates and the resultant levels of cash flows generated and allocated by exploration and production companies to their drilling and workover budget, as well as domestic and international economic conditions, political instability in oil producing countries and merger, acquisition and divestiture activity among exploration and production companies. The volatility of the oil and gas industry, and the consequent impact on exploration and production activity could adversely impact the level of drilling and workover activity by our customers. This volatility affects the demand for our services and our ability to negotiate pricing at levels generating desirable margins.

Off-Balance Sheet Arrangements

As of March 31, 2017, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. The term “off-balance sheet arrangements” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have (i) any obligation arising under a guarantee contract, derivative instrument or variable interest or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act consisting of controls and other procedures designed to give reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding such required disclosure. Based on their evaluation as of the end of the quarterly period covered by this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Exchange Act, were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to, and none of our property is the subject of, any pending legal proceedings. To our knowledge, no governmental authority is contemplating any such proceedings.

ITEM 1A.	RISK FACTORS

Investors should carefully consider the risk factors included under Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2016 together with all the other information included in this document, and in our other public filings, press releases and discussions with our management.

Notwithstanding the matters discussed herein, there have been no material changes in our risk factors as previously disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2016, except as set forth below:

Certain risks are inherent in the start-up of new business operations in a new country, which could adversely impact our results of operations, financial condition and cash flows.

The risk associated with the startup of a new business in a new location must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Some of these risks include the ability to provide reliable and cost-effective services to our customers; to respond to technological developments or services offered by our competitors; to enter into strategic relationships with industry participants; and to build, maintain and expand our sales or distribution channels. Our services and products requires personnel with specialized skills and experience who can perform physically demanding work. As a result of the volatility of the oilfield service industry and the demanding nature of the work we perform, workers may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive. The demand for skilled workers is high and the supply is limited. Additionally, our services and products require specialized equipment that may or may not be readily available for purchase or lease in our new areas of operation.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 26, 2013).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K, filed March 17, 2017).

4.1	Amended and Restated Stockholder Rights Agreement, dated as of March 3, 2017, by and among Eco-Stim Energy Solutions, Inc. and the parties named therein (incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q, filed March 9, 2017).

4.2	Registration Rights Agreement, dated as of March 3, 2017, by and among Eco-Stim Energy Solutions, Inc. and the note purchaser named therein (incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K, filed March 9, 2017).

10.1	Employment Agreement by and between Eco-Stim Energy Solutions, Inc. and J. Christopher Boswell, effective as of April 1, 2017. (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 27, 2017).

10.2	Employment Agreement by and between Eco-Stim Energy Solutions, Inc. and Alexander Nickolatos, effective as of April 1, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 27, 2017).

10.3	Amended and Restated Convertible Note Facility Agreement, dated as of March 3, 2017, by and between Eco-Stim Energy Solutions, Inc. and FT SOF VII Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 9, 2017).

31.1*	Rule 13(a)-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13(a)-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2017	ECO-STIM ENERGY SOLUTIONS, INC.

	By:	/s/ Jon Christopher Boswell
Jon Christopher Boswell
President and Chief Executive Officer

	By:	/s/ Alexander Nickolatos
Alexander Nickolatos
Chief Financial Officer and Assistant Secretary

