Form 10-Q
period 2017-06-30
Eco-Stim Energy Solutions, Inc.
filed 2017-08-14
CIK 1135657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

The registrant had 74,363,796 shares of common stock outstanding at August 9, 2017.

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

All statements, other than statements of historical fact included in this Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Form 10-Q, the words “could,” “would’, “should”, “believe,” “anticipate,” “plan”, “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the anticipated future results or financial condition expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include but are not limited to:

●	the cyclical nature of the oil and natural gas industry;

●	the potential for our oil-company customers to backward-integrate by starting their own well service operations;

●	the potential for excess capacity in the oil and natural gas service industry;

●	dependence on the spending and drilling activity by the onshore oil and natural gas industry;

●	competition within the oil and natural gas service industry;

●	concentration of our customer base and fulfillment of existing customer contracts;

●	our ability to maintain pricing and obtain contracts;

●	deterioration of the credit markets;

●	our ability to raise additional capital to fund future and committed capital expenditures;

●	increased vulnerability to adverse economic conditions due to indebtedness;

●	our limited operating history on which investors will evaluate our business and prospects;

●	our ability to obtain raw materials and specialized equipment;

●	technological developments or enhancements;

●	asset impairment and other charges;

●	our identifying, making and integrating acquisitions;

●	our major stockholders and management control over stockholder voting;

●	loss of key executives;

●	the ability to employ skilled and qualified workers;

●	work stoppages and other labor matters;

●	hazards inherent to the oil and natural gas industry;

●	inadequacy of insurance coverage for certain losses or liabilities;

●	delays in obtaining required permits;

●	our ability to import equipment or spare parts into Argentina on a timely basis;

●	legislation and regulations affecting the oil and natural gas industry or aspects of our business, including future legislative and regulatory developments;

●	legislation and regulatory initiatives relating to well stimulation;

●	foreign currency exchange rate fluctuations;

●	effects of climate change;

●	market acceptance of turbine pressure pumping technology;

●	the profitability for our customers of shale oil and gas as commodity prices decrease;

●	risks associated with the start-up of new business operations in a new country, such as the inability to hire sufficient qualified employees, obtain necessary machinery and equipment needed to operate and our ability to obtain operating permits in time;

●	geographical and economic risks associated with doing business in Argentina and the United States; and

●	costs and liabilities associated with environmental, health and safety laws, including any changes in the interpretation or enforcement thereof.

For additional information regarding known material factors that could affect our operating results and performance, please read (1) “Risk Factors” in Part II—Item 1A of this Form 10-Q, “Risk Factors” in Part II—Item 1A of the Form 10-Q for period ended March 31, 2017, and “Part I—Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and (2) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I—Item 2 of this Form 10-Q, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I—Item 2 of the Form 10-Q for the period ended March 31, 2017, as well as in Part II—Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Should one or more of these known material risks occur, or should the underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statement. There also may be risks of which we are currently unaware.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,927,079	$1,731,364
Accounts receivable	5,735,830	2,865,707
Inventory	2,925,661	2,047,163
Prepaids and other assets	4,218,768	1,950,539
Total current assets	16,807,338	8,594,773

Property, plant and equipment, net	45,009,376	38,382,391
Other non-current assets	488,633	325,756
Total assets	$62,305,347	$47,302,920

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,288,360	$2,453,551
Accrued expenses	3,754,834	4,503,180
Short-term notes payable	387,029	2,000,000
Current portion of capital lease payable	846,044	789,166
Total current liabilities	16,276,267	9,745,897

Non-current liabilities:
Long-term notes payable	—	21,737,404
Long-term capital lease payable	364,035	766,687
Total non-current liabilities	364,035	22,504,091

Commitment and contingencies

Stockholders’ equity
Common stock, $0.001 par value, 200,000,000 shares authorized, 44,805,225 issued and 44,783,375 outstanding at June 30, 2017 and 14,485,937 issued and 14,464,087 outstanding at December 31, 2016	44,805	14,485
Additional paid-in capital	101,315,157	59,556,505
Treasury stock, at cost; 21,850 common shares at June 30, 2017 and at December 31, 2016	(57,469)	(57,469)
Accumulated deficit	(55,637,448)	(44,460,589)
Total stockholders’ equity	45,665,045	15,052,932

Total liabilities and stockholders’ equity	$62,305,347	$47,302,920

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$8,527,659	$2,337,579	$11,090,316	$4,171,484

Operating cost and expenses:
Cost of services	11,522,245	2,470,038	15,377,131	4,706,165
Selling, general, and administrative expenses	2,048,305	1,579,808	3,490,709	3,153,072
Research and development	116,638	106,359	203,792	274,815
Depreciation and amortization expense	1,422,719	1,211,960	2,764,511	2,116,190
Total operating costs and expenses	15,109,907	5,368,165	21,836,143	10,250,242

Operating loss	(6,582,248)	(3,030,586)	(10,745,827)	(6,078,758)

Other income (expense):
Interest expense	(116,157)	(937,216)	(1,706,615)	(2,131,927)
Interest forgiven	634,477	—	634,477	—
Other income (expense)	(83,906)	376,734	7,846	(172,434)
Total other income (expense)	434,414	(560,482)	(1,064,292)	(2,304,361)

Benefit (provision) for income taxes	—	(72,237)	633,260	(144,473)

Net loss	$(6,147,834)	$(3,663,305)	$(11,176,859)	$(8,527,592)
Basic and diluted loss per share	$(0.31)	$(0.27)	$(0.64)	$(0.63)
Weighted average number of common shares outstanding – basic and diluted	19,937,375	13,579,848	17,396,511	13,579,889

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2016	14,464,087	$14,485	$59,556,505	$(57,469)	$(44,460,589)	$15,052,932
Sale of common stock, net of costs	563,753	564	966,216			966,780
Stock based compensation	216,750	217	551,143			551,360
Stock issued upon conversion of debt, net of costs	29,538,785	29,539	40,241,293			40,270,832

Net loss					(11,176,859)	(11,176,859)
Balance at June 30, 2017	44,783,375	$44,805	$101,315,157	$(57,469)	$(55,637,448)	$45,665,045

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net loss	$(11,176,859)	$(8,527,592)
Depreciation and amortization	2,764,511	2,116,190
Amortization of debt discount and loan origination cost	424,714	127,771
Stock based compensation	551,360	432,397
Changes in operating assets and liabilities:
Accounts receivable	(2,870,123)	2,778,953
Inventory	(878,498)	(415,419)
Prepaids and other assets	(1,639,592)	1,156,886
Accounts payable and accrued expenses	5,207,834	(1,463,793)
Net cash used in operating activities	(7,616,653)	(3,794,607)

Investing Activities
Purchases of equipment	(7,842,535)	(2,706,050)
Net cash used in investing activities	(7,842,535)	(2,706,050)

Financing Activities
Proceeds from sale of common stock, net	966,780	—
Proceeds from notes payable	19,298,251	194,611
Payments on notes payable	(2,229,270)	(2,173,922)
Payments on capital lease	(380,858)	(331,371)
Purchase of treasury stock	—	(37,175)
Net cash provided by (used in) financing activities	17,654,903	(2,347,857)

Net increase (decrease) in cash and cash equivalents	2,195,715	(8,848,514)
Cash and cash equivalents, beginning of period	1,731,364	11,742,489

Cash and cash equivalents, end of period	$3,927,079	$2,893,975

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$230,473	$3,288,283
Cash paid during the year for income taxes	$116,286	$81,642

Non-cash transactions
Property, plant and equipment additions in accounts payable	$1,832,335	$1,566,823
Conversion of debt to equity	$41,354,301	$—
Notes payable settled through recapitalization	$22,000,000	$—
Interest forgiven from convertible debt	$634,477	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017
(Unaudited)

Note 1 – Organization and Nature of Business

Eco-Stim Energy Solutions, Inc. (the “Company,” “Eco-Stim,” “we” or “us”) is a technology-driven independent oilfield services company providing well stimulation, coiled tubing and field management services to the domestic and international upstream oil and gas industry. We are focused on reducing the ecological impact and improving the economic performance of the well stimulation process in “unconventional” drilling formations. We serve major, national and independent oil and natural gas exploration and production companies around the world, and we offer products and services with respect to the various phases of a well’s economic life cycle. Our focus is to bring these technologies and processes to the most active shale resource basins both domestically and outside of the United States using our technology to differentiate our service offerings. We do business primarily in the United States and Argentina.

Note 2 – Basis of Presentation and Significant Accounting Policies

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The accompanying condensed consolidated financial statements are unaudited and have been prepared from our books and records in accordance with Rule 10-1 of Regulation S-X for interim financial information. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of our management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of results of operations for a full year. These condensed consolidated financial statements should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 9, 2017, and our Consolidated Financial Statements and Notes thereto included in our Current Report on Form 8-K filed with the SEC on August 9, 2017.

In addition, due to the second quarter 2017 start-up of operations in the United States, beginning in the second quarter of 2017, we now manage our business through operating segments aligned with our two geographical operating regions; Latin America and the United States. We also report certain corporate and other non-operating activities under the heading “Corporate and Other”. Corporate and Other primarily reflects corporate personnel and activities, incentive compensation programs and other non-operational allocable costs. For financial information about our segments, see Note 8 - Segment Reporting.

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

Revenue Recognition

The Company’s revenue is dependent on three major sources: well stimulation, coiled tubing, and field management. All revenue is recognized when persuasive evidence of an arrangement exists, specific performance completed, the price is fixed or determinable, and collection is reasonably assured as follows:

Well Stimulation Revenue

The Company provides well stimulation services based on contractual arrangements, such as term contracts, exclusivity agreements and pricing agreements, or on a spot market basis. Jobs for these services are typically short term in nature, lasting anywhere from a few hours to multiple days. Revenue is recognized and customers invoiced upon the completion of each job, which can consist of one or more stimulation stages.

Under term pricing agreement arrangements, customers commit to targeted utilization levels at agreed-upon pricing, but without termination penalties or obligations to pay for services not used by the customer. In addition, the agreed-upon pricing is typically subject to periodic review. Under exclusivity agreements, customers agree to dedicate all of their completion work in a given area to the Company at an agreed upon price so long as a minimum operational performance is maintained during the term of the agreement.

Spot market arrangements are priced on an agreed-upon hourly spot market rate. The Company also charges fees for setup and mobilization of equipment depending on the job, additional equipment used on the job, if any, and materials that are consumed during the well stimulation process. Generally, these fees and other charges vary depending on the equipment and personnel required for the job and market conditions in the region in which the services are performed.

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

Net Loss per Common Share

For the six months ended June 30, 2017 and 2016, the weighted average shares outstanding excluded certain stock options and potential shares from convertible debt of 683,074 and 4,412,132, respectively, from the calculation of diluted earnings per share because these shares would be anti-dilutive. Anti-dilutive warrants of 100,000 for each of the six months ended June 30, 2017 and 2016 were also excluded from the calculation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2017 presentation, with no material effect on the presentation of December 31, 2016 or June 30, 2016.

Accounts Receivable

Accounts receivable are stated at amounts management expects to collect from outstanding balances both billed and unbilled (unbilled accounts receivable represents amounts recognized as revenue for which invoices have not yet been sent to clients). At June 30, 2017 and December 31, 2016, there were $3,450,496 and $855,706, respectively, in outstanding unbilled amounts. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. To date, the Company has not recognized any losses due to uncollectible accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company evaluated all accounts receivable and determined that no reserve for doubtful accounts was necessary at June 30, 2017 or December 31, 2016.

Prepaids and Other Assets

Prepaid expenses are primarily comprised of Argentinian value added tax and prepaid insurance. The prepaid value added tax will be reduced as the Company continues to invoice customers in Argentina.

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method and appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventories consist of supplies and consumable products used in the Company’s services provided to its customers.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ASC Topic 360 requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets with their associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying value exceeds the fair value. If estimated future cash flows are not achieved with respect to long-lived assets, additional write-downs may be required. During the six months ended June 30, 2017, the Company evaluated its long-lived assets for impairment and determined no impairment was necessary.

Major Customers and Concentration of Credit Risk

The majority of the Company’s business from inception through the first quarter of 2017 was conducted with major and independent oil and gas companies in Argentina. For the six months ending June 30, 2017, 28% or $3.1 million and 72% or $8.0 million of our revenue is from the U.S. and Argentina, respectively. The Company evaluates the financial strength of its customers and provides allowances for probable credit losses when deemed necessary. The Company derives a large amount of revenue from a small number of major and independent oil and gas companies. At June 30, 2017, the Company had a concentration of receivables with two customers.

For the three and six months ended June 30, 2017, two major customers accounted for approximately 100% and 97% of our services revenue, respectively. For the year ended December 31, 2016, two major customers represented 79% of our services revenue. Our accounts receivable at June 30, 2017 and December 31, 2016 were concentrated with two major customers representing 99.9% and 86%, respectively.

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

The Fir Tree Transaction (as described in Note 6—Debt, Long-Term Notes Payable), will result in a change in control and will likely limit the Company’s ability to utilize net operating loss tax benefits due to limitations pursuant to Section 382 of the U.S. Tax Code. As of June 30, 2017 and December 31, 2016, there was no tax asset benefit recorded, as a provision was made to fully reserve the benefit.

Recently Issued and Adopted Accounting Guidance

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The new standard was effective for us beginning with the first quarter of 2017, and is applied prospectively. We adopted ASU 2015-11 in the first quarter of 2017, with such adoption having no material impact on the accompanying condensed consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which eliminates the requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, all deferred tax assets and liabilities will be required to be classified as noncurrent. We adopted this ASU 2015-17 in the first quarter of 2017, with such adoption having no effect on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). ASU 2016-09 simplifies several aspects of accounting for share-based payment transactions including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. Under ASU 2016-09, all excess tax benefits or deficiencies are recognized as income tax expense or benefit in the income statement and the pool of windfall tax benefits as a component of additional paid-in capital is eliminated. In regards to forfeitures, companies may make a one-time policy election to use forfeitures which applies only to instruments with service conditions; the requirement to estimate the probability of achieving performance conditions remains. For statutory tax withholding requirements, ASU 2016-09 allows for net settlement up to the employer’s maximum statutory tax withholding requirement. Formerly, only the minimum statutory tax withholding requirement was allowed to be met through net settlement while retaining equity classification. We adopted ASU 2016-09 in the first quarter of 2017, with such adoption having no material impact on the accompanying condensed consolidated financial statements.

Accounting Guidance Issued But Not Adopted as of June 30, 2017

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when modification accounting should be applied for changes to terms or conditions of a share-based payment award. This ASU will be applied prospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its condensed consolidated financial statements.

Note 3 – Accounts Receivable

Accounts receivable by category were as follows:

	June 30, 2017	December 31, 2016
Billed	$2,285,334	$2,010,001
Unbilled	3,450,496	855,706
Total accounts receivable	$5,735,830	$2,865,707

As of June 30, 2017, $0.9 million and $2.5 million of our unbilled receivables were attributable to our Oklahoma and Argentina operations, respectively. Subsequent to June 30, 2017, the full amount from Oklahoma and a substantial amount from Argentina were invoiced.

Note 4 – Stock-Based Compensation

The Company has two stock incentive plans, the 2013 Stock Incentive Plan (the “2013 Plan”) and the 2015 Stock Incentive Plan (the “2015 Plan”), (or collectively, “the Plans”), for the granting of stock-based incentive awards, including incentive stock options, non-qualified stock options and restricted stock, to employees, consultants and members of the Company’s Board of Directors (the “Board”). The 2013 Plan was adopted in 2012 and amended in 2013 and authorizes 1,000,000 shares to be issued under the 2013 Plan. The 2015 Plan, f/k/a “the 2014 Stock Incentive Plan,” was adopted in 2014; in 2015 and 2016, it was amended and a total of 700,000 additional shares were authorized, resulting in a maximum of 1,200,000 shares being authorized for issue under the modified 2015 Plan

On June 15, 2017, at our annual meeting of stockholders (the “Annual Meeting”), stockholders approved an increase to the number of shares available under the 2015 Plan by 5,000,000 shares (from 1,200,000 shares to 6,200,000 shares). Both the 2013 Plan and the 2015 Plan have been approved by the stockholders of the Company. As of June 30, 2017, 122,510 shares remained available for grant under the 2013 Plan and 1,233,000 shares remained available for grant under the 2015 Plan.

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

During the six months ended June 30, 2017 and 2016, the Company recorded $551,360 and $432,397, respectively, of stock-based compensation, which is included in selling, general, and administrative expense and cost of sales in the accompanying consolidated statement of operations. Total unamortized stock-based compensation expense at June 30, 2017 was $3,903,914 compared to $928,786 at December 31, 2016, and will be fully expensed through 2020.

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

These prepayments were made prior to December 31, 2013. Further lease payments are $81,439 per month and commenced on July 1, 2014. The final six months of prepaid is shown as other non-current assets in the consolidated balance sheets with a balance of $846,044.

The minimum present value of the lease payments is $1.5 million with terms of sixty months and implied interest of 14%. The next five years of lease payments are:

Capital Lease Payments
2017	$488,633
2018	977,267
Total future payments	1,465,900
Less debt discount due to warrants	(105,251)
Less amount representing interest	(150,570)
1,210,079
Less current portion of capital lease obligations	(846,044)
Capital lease obligations, excluding current installments	$364,035

Operating Leases

The Company’s operating leases correspond to equipment facilities and office space in Argentina and the United States. The combined future minimum lease payments as of June 30, 2017 are as follows:

Operating Leases
2017	$239,395
2018	192,070
Thereafter	—
Total	$431,465

Note 6 – Debt

Short-Term Note

On November 30, 2016, the Company entered into a loan agreement (the “Loan Agreement”) with two of the Company’s largest stockholders, one of which was, at the time, the holder of approximately 20% of the Company’s outstanding shares of common stock, par value $0.001 per share (the “Common Stock”). A portion of the proceeds from the Loan Agreement was used to pay the remaining outstanding amount payable (approximately $1 million) by the Company under an equipment purchase agreement dated October 10, 2014, as amended, with Gordon Brothers Commercial & Industrial, LLC for the purchase of certain turbine powered pressure pumping equipment (“TPU”).

At December 31, 2016, the Company had a balance of $2,000,000 and accrued interest of $24,548. The indebtedness created under the Loan Agreement was repaid on March 6, 2017 with a portion of the proceeds from the Fir Tree Transaction (as described in Note 1).

On January 1, 2017, the Company financed its operations insurance premiums with US Premium Finance for a total of $211,681 at an interest rate of 5.87%. As of June 30, 2017, the Company had a balance of $387,029 and accrued interest of $2,354.

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

On March 6, 2017, the Company closed the Fir Tree Transaction, which was part of a comprehensive recapitalization designed to create a path to a potential conversion to equity of substantially all the Company’s debt, subject to stockholder approval and satisfaction of certain other conditions. In connection with the Fir Tree Transaction, the Company entered into the Amended and Restated Convertible Note Facility Agreement (“A&R Note Agreement” and, together with the Fir Tree Transaction, the “Fir Tree Recapitalization”) with the Fir Tree Affiliate, which became effective on March 6, 2017 and replaced the ACM Note Agreement. Pursuant to the terms of the A&R Note Agreement, the Company issued to the Fir Tree Affiliate a secured promissory note (the “Amended and Restated Convertible Note”) in a principal amount of $22 million, which replaced the Existing ACM Note, and a secured promissory note (the “New Convertible Note,” and together with the Amended and Restated Convertible Note, the “Notes”) in a principal amount of approximately $19.4 million, representing an additional $17 million aggregate principal amount of convertible notes issued by the Company to the Fir Tree Affiliate on March 6, 2017 and approximately $2.4 million principal amount of convertible notes in payment of accrued and unpaid interest on the Existing ACM Note acquired by the Fir Tree Affiliate from the ACM Entities. The unpaid principal amount of the Notes bears an interest rate of 20% per annum and matures on May 28, 2018.

After giving effect to the Fir Tree Recapitalization, the Company held approximately $41.4 million of outstanding convertible notes. The Fir Tree Affiliate agreed to convert all the outstanding convertible notes into Common Stock at a conversion price of $1.40 per share. This conversion was subject to receipt of stockholder approval at the June 15, 2017 Annual Meeting and satisfaction of certain other conditions. As shareholder approval for the conversion was granted at the June 15, 2017 Annual Meeting, and satisfaction of the certain other conditions obtained, all convertible debt had been converted into approximately 29.5 million shares of the Company’s Common Stock as of June 30, 2017. Costs associated with the conversion are approximately $1.1 million.

Note 7 – Equity

The Company has 50,000,000 preferred stock authorized at $0.001 par value. At June 30, 2017 and December 31, 2016, the Company had no preferred stock issued or outstanding.

On July 13, 2016, the Company entered into an At-Market Issuance Sales Agreement (the “Agreement”) as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, Part II – Item 8 – Financial Statements and Supplemental Data – Notes to consolidated financial statements – Note 11 – “Equity Offerings”. During the six months ended June 30, 2017, the Company sold an additional 563,753 shares through the Agreement for a total net proceeds of $1.0 million. No shares were sold during the quarter ended June 30, 2017.

Note 8 – Segment Reporting

As a result of the beginning of new geographical revenue activity in the United States in the second quarter of 2017, we are reporting the results of each of our two reportable segments beginning with the second quarter of 2017 in accordance with ASC 280, Segment Reporting. Each of the operating segments is separately managed by a senior executive who reports to our Chief Executive Officer, who is the chief operating decision maker. Discrete financial information is available for each of the segments, and the operating results of each of the operating segments are used for performance evaluation and resource allocation.

We manage two operating segments aligned with our geographic operating locations of Latin America and the United States. We also report certain corporate and other non-operating activities under the heading “Corporate and Other.” Corporate and Other primarily reflects corporate personnel and activities, research and development activities, incentive compensation programs and other costs.

We account for intersegment sales at prices that we generally establish by reference to similar transactions with unaffiliated customers. Reporting segments are measured based on gross margin, which is defined as revenues reduced by total cost of services. Cost of services exclude research and development expenses and depreciation and amortization expense.

Summarized financial information is shown in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues(1):
Latin America	$5,434,937	$2,337,579	$7,997,594	$4,171,484
United States	3,092,722	—	3,092,722	—
Total revenues	$8,527,659	$2,337,579	$11,090,316	$4,171,484

Gross margin(1,2):
Latin America	$(1,363,853)	$(132,459)	$(2,173,188)	$(534,681)
United States	(1,630,733)	—	(2,113,627)	—
Total gross margin	$(2,994,586)	$(132,459)	$(4,286,815)	$(534,681)

Capital expenditures:
Latin America	$116,977	$1,544,229	$150,270	$2,706,050
United States	4,073,083	—	7,692,269	—
Corporate and Other	—	—	—	—
Total capital expenditures	$4,190,060	$1,544,229	$7,842,535	$2,706,050

Depreciation and amortization:
Latin America	$1,308,725	$1,155,241	$2,608,869	$2,003,866
United States	75,669	—	75,669	—
Corporate and Other	38,325	56,719	79,973	112,324
Total depreciation and amortization	$1,422,719	$1,211,960	$2,764,511	$2,116,190

(1)	U.S. activity began in February 2017 with start-up expenses being incurred. The Company began recognizing revenue in late May 2017. Intersegment transactions included in revenues were not significant for any of the periods presented.

(2)	Gross margin is defined as revenues less costs of services. Cost of services excludes selling, general and administrative expenses, research and development expenses and depreciation and amortization expense.

Note 9 – Subsequent Events

On July 6, 2017, the Company closed on a private placement of shares of the Company’s common stock providing gross proceeds of $15 million. As part of the offering, the Company issued 10,000,000 shares of its common stock for $1.50 per share in this private placement with certain existing shareholders. The proceeds from this offering are being used to finance capital expenditures to support existing contracts the Company has in both Oklahoma and Argentina, for working capital and for other general corporate purposes.

On July 20, 2017, the Company executed a one-year contract with a U.S. oil and gas exploration and production company to provide pressure pumping operations in the north central region of Oklahoma, thus expanding our operations within our United States region. The Company expects that the work to be performed should support a second U.S. well stimulation crew. The contract does not require the customer to award any specific volume of work to the Company, however the contract does provide the Company with the exclusive right to complete all the customer’s wells as long as we meet the operational standards required.

On July 24, 2017, the Company entered into an Equipment Purchase Agreement (the “Purchase Agreement”) with an equipment manufacturer providing for the Company’s purchase of used well-stimulation pumps, blenders, data vans and related equipment, comprising approximately 30 items in all, for an aggregate purchase price of $16.8 million. The purchase of each item is conditional upon a determination that each item is field-ready as defined in the Purchase Agreement.

On August 8, 2017, the Company closed on a private placement of shares of the Company’s common stock providing gross proceeds of $28.0 million. As part of the offering, the Company issued an aggregate of 19,580,420 shares of its common stock for $1.43 per share in this private placement with two existing stockholders and several new institutional investors. The proceeds from this offering will be used to finance capital expenditures to support its most recent customer contract (noted above with reference to the July 20, 2017 one-year contract), for working capital and for other general corporate purposes.

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

Overview

We are a technology-driven independent oilfield services company providing well stimulation, coiled tubing and field management services to the domestic and international upstream oil and gas industry. We are focused on reducing the ecological impact and improving the economic performance of the well stimulation process in “unconventional” drilling formations. We serve major, national and independent oil and natural gas exploration and production companies around the world and we offer products and services with respect to the various phases of a well’s economic life cycle. Our focus is to bring these technologies and processes to the most active shale resource basins both domestically and outside of the United States using our technology to differentiate our service offerings.

Financial Results

For 2016 and into the second quarter 2017, our activity was concentrated in the Vaca Muerta in the Neuquén Basin in Argentina, one of the world’s largest shale resource basin as measured by technically recoverable reserves. Beginning the second quarter of 2017, our activity expanded into one of the fastest growing and most active oil and gas regions in the United States, specifically in the Oklahoma Mississippian / Stack / Scoop shale plays. During the latter part of the first quarter of 2017 and extending into the second quarter, the Company began start-up activity in order to meet our new contract service obligations. Towards the latter half of the second quarter of 2017, the Company began recognizing revenue in our new U.S. activity area.

Demand for our services is a function of our customers’ willingness to make operating and capital expenditures to explore for, develop and produce hydrocarbons in these areas, which in turn is affected by current and expected levels of oil and natural gas prices. Companies in the energy services industry have historically tended to delay capital equipment projects, including maintenance and upgrades, during industry downturns. Conversely, as the industry turns upward from its downturn, there can be an anxiousness to return quickly into the market with project activity.

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

In the first quarter of 2017, the government of Argentina passed legislation providing a floor of not less than $6.00 per mmbtu for all tight and unconventional gas developed and produced through 2021. Rig count for June 2017 and 2016 were 60 and 63, respectively. Local emphasis has been placed on maximizing economies of scale efforts in order to reach scale on par with similar shale formation plays in the U.S. According to a Wood Mackenzie study published in May 2017, drilling in Vaca Muerta has largely shifted from vertical to horizontal wells, with the study showing hydrocarbon output from the formation expecting to reach 113,000boe/d by 2018, doubling 2016 levels. During the second quarter of 2016 and 2017, the Company completed 25 and 53 stimulation stages, respectively, and 12 and 8 coiled tubing jobs, respectively. During the first six months of 2016 and 2017, the Company completed 32 and 66 stimulation stages, respectively, and 17 and 13 coiled tubing jobs, respectively.

In the United States, our activity level is dependent upon our ability to contract with the drillers and their level of drilling activity. The beginning of 2016 marked a twelve-year low in oil prices with a WTI crude oil price of $26.19 per barrel in February 2016. However, oil prices began to stabilize in the third quarter of 2016 in the mid-$50 per barrel range. During the second quarter of 2017, prices have dropped, averaging in the mid to high $40. As reported by the U.S. Energy Information Administration (“EIA”), WTI crude oil prices averaged $51.62 per barrel for the first quarter of 2017. During the second quarter of 2017, the average was $48.10. The July 2017 average was $46.63. Average rig count for May 2017 in Oklahoma was approximately 121 (per Baker Hughes). During the first quarter of 2017, the average Oklahoma rig count was approximately 101. During the second quarter of 2017, the average Oklahoma rig count was approximately 125, and the average for the month of July 2017 was 134. As mentioned above, there can be a delayed reaction to the price of oil and rig count due to other market conditions in play as well as the capital commitment level by each drilling company. During the second quarter of 2017 (the first quarter of operations), the Company completed 88 stimulation stages.

Business Segments

We are a supplier of oilfield services, products, technology and systems used in the oil and natural gas business, referred to as oilfield operations. With the start-up of our United States operations during Q2 2017, we now manage our business through operating segments that are aligned with our two geographic regions, Latin America and the United States. We also report certain corporate and other non-operating activities under the heading “Corporate and Other”. Corporate and Other primarily reflects corporate personnel and activities, incentive compensation programs and other non-operational allocable costs. For financial information about our segments, see Note 8, Segment Reporting.

Our segment operating results are frequently influenced by the number of active contracts we have in the area, and also the level of our customers’ well activity which dictates the amount of activity we will have in any given period. This directly effects our revenue, but also the level of expenses we incur.

Latin America Segment

Through our Latin America segment, we serve the needs of our Argentine customers’ based operations by providing pressure pumping, coiled tubing and field management operations services. We began our service offerings in late 2014 in Argentina with our base of operation being located in Neuquen City, Argentina with all our revenues since inception and through the end of the first quarter of 2017 coming from this area. With the awarding and subsequent signing of a two-year contract with the largest operator in Argentina, the Company is expecting an increase in activity in the region. A majority of our revenues in this segment came from our pressure pumping operations.

United States Segment

Through our United States segment, we serve the needs of our U.S. customers’ based operations by providing pressure pumping, coiled tubing and field management operations services. Beginning mid-quarter one of 2017, subsequent to signing a one year contract to provide pressure pumping in north central Oklahoma, we began setting up and thus incurring start-up related costs associated with our operations in order to properly meet our contract service obligations. We established a base of operation in Fairview, Oklahoma, and are utilizing this base to service the surrounding areas. Revenue recognition for this segment began in the latter half of the second quarter of 2017.

Results of Operations

Selected Financial Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues:
Latin America	$5,434,937	$2,337,579	$7,997,594	$4,171,484
United States	3,092,722	—	3,092,722	—
Total revenues	8,527,659	2,337,579	11,090,316	4,171,484

Cost of services:
Latin America	6,798,790	2,470,038	10,170,782	4,706,165
United States	4,723,455	—	5,206,349	—
Total costs of services	$11,522,245	$2,470,038	$15,377,131	$4,706,165

Research and development	116,638	106,359	203,792	274,815
Depreciation	1,422,719	1,211,960	2,764,511	2,116,190
Selling, general and administrative expenses	2,048,305	1,579,808	3,490,709	3,153,072
Total costs and expenses	15,109,907	5,368,165	21,836,143	10,250,242

Other income (expense):
Interest expense	(116,157)	(937,216)	(1,706,615)	(2,131,927)
Interest forgiven	634,477	—	634,477	—
Gain (loss) on foreign currency, net	(85,380)	(66,730)	(25,058)	(727,677)
Other income (expense), net	1,474	443,464	32,904)	555,243
Total other income (expense)	434,414	(560,482)	(1,064,292)	(2,304,361)

Loss before provision for income taxes	(6,147,834)	(3,591,068)	(11,810,119)	(8,383,119)

Provision for income taxes	—	(72,237)	633,260	(144,473)

Net loss	$(6,147,834)	$(3,663,305)	$(11,176,859)	$(8,527,592)

For the Three Months Ended June 30, 2017 and 2016

Latin America revenue for the three months ended June 30, 2017 increased $3.1 million to $5.4 million, compared to $2.3 million for the three months ended June 30, 2016. This increase was primarily due to higher activity in our well stimulation and coiled tubing operations in Argentina in this three-month period in 2017 period as compared to the corresponding three-month period in 2016. In the quarter ending June 30, 2017, we operated under our first full quarter under our new two-year contract in Argentina.

United States revenue for the three months ended June 30, 2017 increased $3.1 million, compared to $0 for the three months ended June 30, 2016. This increase was due exclusively to the start-up of our operations in Oklahoma and resulting revenues earned in the quarter ending June 30, 2017 as we began operations under our new one-year contract in the U.S.

Latin America cost of services increased $4.3 million to $6.8 million for the three months ended June 30, 2017, compared to $2.5 million for the three months ended June 30, 2016. This increase was primarily attributable to higher activity level for Argentina in line with the revenue increase.

United States cost of services increased $4.7 million, compared to $0 for the three months ended June 30, 2016. This increase was due exclusively to our mid-second quarter 2017 U.S. start-up of operations and costs associated with revenues earned during the three months ending June 30, 2017. Included in these costs were pre-operating start-up and commissioning costs of approximately $2.2 million.

Research and development remained relatively stable as we continue our research activities of fiber optics technology and the development of our turbine powered pressure pumping equipment (“TPU”) technology.

Depreciation expense increased $0.2 million to $1.4 million for the three months ended June 30, 2017, compared to $1.2 million for the three months ended June 30, 2016. The increase was primarily due to pressure pumping equipment purchased during the first and second quarters of 2017 for the Company’s operational start-up in the United States and in preparation for the recently awarded two-year contract in Argentina.

Selling, general, and administrative expenses increased $0.5 million to $2.0 million for the three months ended June 30, 2017, compared to $1.6 million for the three months ended June 30, 2016. This increase was a result of increases in certain salaries and professional fees primarily related to the start-up of our operations in Oklahoma, offset by decreases in our travel, legal and other expenses.

Net total other income (expense) decreased $1.0 million to $0.4 million for the three months ended June 30, 2017 compared to ($0.6 million) for the three months ended June 30, 2016. This decrease in expense was primarily a result of the absence of interest expense in the second quarter of 2017 as a result of having fully converted our convertible debt to equity that was outstanding at the same period in 2016, and a reversal of interest expense recognized in the first quarter of 2017 related to the conversion of the debt to equity that was forgiven upon conversion of the debt.

For the Six Months Ended June 30, 2017 and 2016

Latin America revenue for the six months ended June 30, 2017 increased $3.8 million to $8.0 million, compared to $4.2 million for the six months ended June 30, 2016. This increase was primarily due to higher activity in our well stimulation and coiled tubing operations in Argentina in 2017 period as compared to 2016 as in the same period ending June 30, 2017. During 2017, we began operating under our new two-year contract.

United States revenue for the six months ended June 30, 2017 increased $3.1 million, compared to $0 for the six months ended June 30, 2016. This increase was due to our May 2017 start-up of operations and resulting revenues earned from our new one-year contract.

Latin America cost of services increased $5.5 million to $10.2 million for the six months ended June 30, 2017, compared to $4.7 million for the six months ended June 30, 2016. The increase was due to higher activity level related to our well stimulation and coiled tubing operations in line with revenue and higher rental and third party costs related to our tight gas trial well which was conducted in the first quarter of 2017 ahead of our Argentina two-year contract award.

United States cost of services increased $5.2 million for the six months ended June 30, 2017, compared to $0 for the six months ended June 30, 2016. This increase was primarily due to pre-operating, start-up and commissioning costs incurred, followed by operational costs related to our new contract.

Research and development decreased $0.1 million to $0.2 million for the six months ended June 30, 2017, compared to $0.3 million for the six months ended June 30, 2016. This decrease was due primarily to reductions taken in our research activities of fiber optics technology and the development of our TPU technology.

Our selling, general, and administrative expenses increased $0.3 million to $3.5 million for the six months ended June 30, 2017 compared to $3.2 million for the six months ended June 30, 2016. This increase was a result of certain accounting and professional fees related to the start-up of our operation in Oklahoma, increases in our salaries and payroll related expenses, offset by decreases in our travel, licenses, legal, insurance and office expenses.

Net total other income (expense) decreased $1.2 million to net other expense of $1.1 million for the six months ended June 30, 2017, compared to ($2.3 million) for the six months ended June 30, 2016. This decrease in expense was primarily a result of the absence of interest expense that began with the conversion of our convertible debt that was outstanding during the same period last year, partially offset by a reduction in interest income earned.

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

On March 6, 2017, the Company closed the Fir Tree Transaction, which was part of a comprehensive recapitalization designed to create a path to a potential conversion to equity of substantially all the Company’s debt, subject to stockholder approval and satisfaction of certain other conditions. In connection with the Fir Tree Transaction, the Company entered into the A&R Note Agreement. Pursuant to the terms of the A&R Note Agreement, the Company issued to the Fir Tree Affiliate the Amended and Restated Convertible Note in a principal amount of $22 million, which replaced the Existing ACM Note, and the New Convertible Note in a principal amount of approximately $19.4 million, representing an additional $17 million aggregate principal amount of convertible notes issued by the Company to the Fir Tree Affiliate on March 6, 2017 and approximately $2.4 million principal amount of convertible notes in payment of accrued and unpaid interest on the Existing ACM Note acquired by the Fir Tree Affiliate from the ACM Entities. The unpaid principal amount of the Notes accrued interest at a rate of 20% per annum and was scheduled to mature on May 28, 2018. Approximately $2.1 million of the proceeds of the additional $17 million aggregate principal amount of convertible notes issued to the Fir Tree Affiliate were used to repay existing debt under the Loan Agreement, with the balance of the proceeds used for equipment purchases, other approved capital expenditures incurred in accordance with an approved operating budget, and other working capital purposes. After giving effect to the Fir Tree Recapitalization, the Company had approximately $41.4 million of outstanding convertible notes.

The Fir Tree Affiliate, as part of the Fir Tree Recapitalization, agreed to convert the outstanding convertible Notes into Common Stock at a conversion price of $1.40 per share, subject to receipt of stockholder approval and satisfaction of certain other conditions. On June 15, 2017, stockholder approval was received and, along with all conditions being met, all the outstanding convertible notes converted into approximately 29.5 million share of Common Stock effective as of June 20, 2017.

We continually monitor potential capital sources, including equity and debt financings, in order to meet our planned capital expenditures and liquidity requirements. The successful execution of our growth strategy depends on our ability to raise capital as needed to, among other things, finance the purchase of additional equipment. If we are unable to obtain additional capital on favorable terms or at all, we may be unable to sustain or increase our current level of growth in the future. The availability of equity and debt financing will be affected by prevailing economic conditions in our industry and financial, business and other factors, many of which are beyond our control. As discussed in Note 9 – Subsequent Events, subsequent to June 30, 2017, gross proceeds of approximately $43 million of additional capital was raised in two private placements where a total of approximately 29.6 million shares of the Company’s common stock were issued.

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

Our ability to fund operations and to fund planned and committed 2017 capital expenditures will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions, market conditions in the exploration and production industry and financial, business and other factors, many of which are beyond our control.

We intend to incur approximately $30 million in capital expenditures in the aggregate during the second half of 2017 and will incur additional capital expenditures on a discretionary basis as necessary to meet customer demands and subject to satisfactory financing. As noted in Note 9 -Subsequent Events, the Company entered into an Equipment Purchase Agreement with an equipment manufacturer for the purchase of $16.8 million of used well-stimulation pumps, blenders, data vans and related equipment.

Sources and Uses of Cash

Net cash used in operating activities increased $3.8 million to $7.6 million for the six months ended June 30, 2017 compared to $3.8 million for the six months ended June 30, 2016. The increase was primarily due to higher activity in accounts payable due to increased expenditure activity, a higher account receivable balance due to higher revenues, prepayments made for certain operating related insurances and an increase in value-added tax (“VAT”) tax assets for the three months ended June 30, 2017 compared to the same period ended June 30, 2016.

Net cash used in investing activities increased $5.1 million to $7.8 million for the six months ended June 30, 2017 compared to $2.7 million for the six months ended June 30, 2016. This increase was due to an increase of purchases of equipment, primarily related to our business start-up in the U.S., and ramp up of equipment in Argentina incurred in the six months ended June 30, 2017.

Net cash provided by (used in) financing activities increased by $20.0 million to $17.7 million for the six months ended June 30, 2017, compared to ($2.3 million) for the six months ended June 30, 2016. The variance was primarily attributable to proceeds received from issuance of additional notes payable to the Fir Tree Affiliate during March 2017 and issuance of Common Stock, both occurring during the six months ended June 30, 2017.

The following table summarizes our cash flows from financing activities for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Financing Activities
Proceeds from sale of common stock, net	$966,780	$—
Proceeds from notes payable	19,298,251	194,611
Payments on notes payable	(2,229,270)	(2,173,922)
Payments on capital lease	(380,858)	(331,371
Purchase of treasury stock	—	(37,175)

Net cash provided by (used in) financing activities	$17,654,903	$(2,347,857)

On December 15, 2015, the Board authorized the Company to repurchase, from time to time, from December 16, 2015 through December 16, 2017, up to $5 million in shares of its outstanding Common Stock. During the six months ended June 30, 2017, no repurchases were made by the Company.

On July 13, 2016, the Company entered into an At-Market Issuance Sale Agreement as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, Part II – Item 8 – Financial Statements and Supplemental Data – Notes to consolidated financial statements – Note 11 – “Equity Offerings”. During 2016, the Company sold 796,573 shares through the Agreement for total gross proceeds of $1.7 million. During the six months ended June 30, 2017, the Company sold an additional 563,753 shares through the Agreement for total gross proceeds of $1.0 million. The Company did not sell any shares during the quarter ended June 30, 2017.

We had a net increase in cash and cash equivalents of $2.2 million for the six months ended June 30, 2017, compared to a net decrease in cash and cash equivalents of $8.8 million during the six months ended June 30, 2016 primarily resulting from proceeds provided from the Fir Tree Transactions. Please see “‒Liquidity and Capital Resources” for more information on the Fir Tree Transaction.

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

Our business depends on the capital spending programs of our customers. Revenue from our business lines are expected to be generated by providing services to oil and natural gas exploration and production companies throughout Argentina, the U.S., Colombia, Mexico and other countries. Demand for our services is a function of our customers’ willingness to make operating and capital expenditures to explore for, develop and produce hydrocarbons in these areas, which in turn is affected by current and expected levels of oil and natural gas prices. Companies in the energy services industry have historically tended to delay capital equipment projects, including maintenance and upgrades, during industry downturns. Conversely, as the industry turns upward from its downturn, there can be an anxiousness to return quickly into the market with project activity.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. The term “off-balance sheet arrangements” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have (i) any obligation arising under a guarantee contract, derivative instrument or variable interest or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act consisting of controls and other procedures designed to give reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding such required disclosure. Based on their evaluation as of the end of the quarterly period covered by this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Exchange Act, were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The risk associated with the start-up of a new business in a new location must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Some of these risks include the ability to provide reliable and cost-effective services to our customers; to respond to technological developments or services offered by our competitors; to enter into strategic relationships with industry participants; and to build, maintain and expand our sales or distribution channels. Our services and products requires personnel with specialized skills and experience who can perform physically demanding work. As a result of the volatility of the oilfield service industry and the demanding nature of the work we perform, workers may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive. The demand for skilled workers is high and the supply is limited. Additionally, our services and products require specialized equipment that may or may not be readily available for purchase or lease in our new areas of operation.

Since we are a "controlled company" for purposes of the corporate governance requirements of the NASDAQ, our stockholders will not have, and may never have, the protections that these corporate governance requirements are intended to provide.

Since we expect to be a "controlled company" for purposes of the corporate governance requirements of the NASDAQ, we are not required to comply with the provisions requiring that a majority of our directors be independent, the compensation of our executives be determined by independent directors, or nominees for election to our board of directors be selected by independent directors. If we choose to take advantage of any or all of these exemptions, our stockholders may not have the protections that these rules are intended to provide.

Fir Tree controls a significant percentage of our voting power.

Fir Tree Inc. and affiliated entities (collectively, “Fir Tree”) beneficially owns 67.3% of our outstanding common stock. In addition, certain of our directors are currently employed by Fir Tree. Consequently, Fir Tree will have control over all matters that require approval by our stockholders, including the election and removal of directors, changes to our organizational documents and approval of acquisition offers and other significant corporate transactions. This concentration of ownership will limit other stockholders’ ability to influence corporate matters, and as a result, actions may be taken that other stockholders may not view as beneficial. So long as Fir Tree continues to own a significant amount of our outstanding common stock, it will continue to be able to strongly influence all matters requiring stockholder approval, regardless of whether or not other stockholders believe that a transaction is in their own best interests.

Moreover, Fir Tree has a contractual right to maintain its percentage ownership in our Company. Specifically, under the terms of the Amended and Restated Stockholder Rights Agreement, as amended, for so long as Fir Tree beneficially owns more than 10% of our issued and outstanding common stock, Fir Tree, subject to certain exclusions, has a preemptive right to purchase new securities we propose to issue or sell in an amount that is necessary to ensure that the percentage of Fir Tree’s ownership of the outstanding share of common stock after giving effect to the issuance of such new securities is not less than the its percentage immediately prior to the issuance of such new securities. As a result, Fir Tree’s preemptive right will apply to any securities we issue, subject to certain exceptions. Therefore, while other holders of our stock would risk suffering a reduction in percentage ownership in connection with a new issuance of securities by us, Fir Tree would, through this preemptive right, have the opportunity to avoid a reduction in percentage ownership. As long as Fir Tree continues to hold a significant portion of our outstanding common stock, it will have the ability to influence the vote in any election of directors and over decisions that require stockholder approval.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective as of June 20, 2017 after receiving stockholder approval at the June 15, 2017 Annual Meeting, the Company converted amounts owed under outstanding promissory notes into Common Stock at a price of $1.40 per share, resulting in the issuance of 29,538,786 shares of Common Stock (the “Conversion”). The issuance of Common Stock in the Conversion was effected in reliance upon an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933, as amended. The Company did not receive any proceeds as a result of the Conversion.

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

10.1

Employment Agreement by and between Eco-Stim Energy Solutions, Inc. and J. Christopher Boswell, effective as of April 1, 2017, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2017).

10.2	Employment Agreement by and between Eco-Stim Energy Solutions, Inc. and Alexander Nickolatos, effective as of April 1, 2017, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 27, 2017).

10.3

Employment Agreement by and between Eco-Stim Energy Solutions, Inc. and Carlos A. Fernandez, effective as of April 1, 2017, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 21, 2017).

10.4	Second Amendment to the Eco-Stim 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 the Company’s Current Report on Form 8-K filed on June 21, 2017).

31.1*	Rule 13(a)-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13(a)-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2017	ECO-STIM ENERGY SOLUTIONS, INC.

	By:	/s/ Jon Christopher Boswell
Jon Christopher Boswell
President and Chief Executive Officer

	By:	/s/ Alexander Nickolatos
Alexander Nickolatos
Chief Financial Officer and Assistant Secretary

