Form 10-Q
period 2017-09-30
Eco-Stim Energy Solutions, Inc.
filed 2017-11-13
CIK 1135657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 001-36909

ECO-STIM ENERGY SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-8203420
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

2930 W. Sam Houston Pkwy N., Suite 275, Houston, TX	77043
(Address of principal executive offices)	(Zip Code)

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

The registrant had 74,545,045 shares of common stock outstanding at November 10, 2017.

i

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. When used in this Form 10-Q, the words “could,” “would,” “should,” “believe,” “anticipate,” “plan,” “intend,” “estimate,” “expect,” “project” and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Our forward-looking statements are based on our current expectations and assumptions and currently available information. Forward-looking statements may include statements that relate to, among other things, our:

●	future financial and operating performance and results, including estimated revenue, earnings or losses;

●	business strategy and budgets;

●	prospects and the plans and objectives of our management;

●	technology;

●	financial strategy;

●	amount, nature and timing of capital expenditures;

●	competition and government regulations;

●	future operating costs and other expenses;

●	cash flow and anticipated liquidity;

●	property and equipment acquisitions and sales; and

●	plans, forecasts, objectives, expectations and intentions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or other events to be materially different from the anticipated future results or financial condition expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include but are not limited to:

●	the cyclical nature of the oil and natural gas industry;

●	the potential for our customers to backward-integrate by starting their own well service operations or otherwise reduce the use of our services;

●	the potential for excess capacity in the oil and natural gas service industry;

●	dependence on the spending and drilling activity by the onshore oil and natural gas industry;

●	competition within the oil and natural gas service industry;

●	concentration of our customer base and fulfillment of existing customer contracts;

●	our ability to maintain pricing and obtain contracts;

●	deterioration of the credit markets;

●	our ability to raise additional capital to fund future and committed capital expenditures;

●	increased vulnerability to adverse economic conditions due to our potential incurrence of future indebtedness;

●	our limited operating history;

●	our ability to obtain raw materials and specialized equipment;

●	technological developments or enhancements;

●	asset impairment and other charges;

●	our identifying, making and integrating acquisitions;

●	our major stockholders and management control over stockholder voting;

●	loss of key executives;

●	the ability to employ and retain skilled and qualified workers;

●	work stoppages and other labor matters;

●	hazards inherent to the oil and natural gas industry;

●	inadequacy of insurance coverage for certain losses or liabilities;

●	delays in obtaining required permits;

●	our ability to import equipment or spare parts into Argentina on a timely basis;

●	legislation and regulations affecting the oil and natural gas industry or aspects of our business, including future legislative and regulatory developments;

●	legislation and regulatory initiatives relating to well stimulation;

●	foreign currency exchange rate fluctuations;

●	effects of climate change;

●	market acceptance of turbine pressure pumping technology;

●	the profitability for our customers of shale oil and gas as commodity prices decrease;

●	risks associated with the start-up of new business operations in new markets, such as the inability to hire sufficient qualified employees, obtain necessary machinery and equipment needed to operate and our ability to obtain operating permits in time;

●	geographical and economic risks associated with doing business in Argentina and the United States (“U.S.”); and

●	costs and liabilities associated with labor, employment, environmental, health and safety laws, including any changes in the interpretation or enforcement thereof.

For additional information regarding known material factors that could affect our operating results and performance, please read (1) “Risk Factors” in Part II—Item 1A of this Form 10-Q, “Risk Factors” in Part II—Item 1A of our Form 10-Qs for periods ended March 31, 2017 and June 30, 2017, and “Part I—Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and (2) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I—Item 2 of this Form 10-Q, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I—Item 2 of our Form 10-Qs for the periods ended March 31, 2017 and June 30, 2017, as well as in Part II—Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Should one or more of these known material risks occur, or should the underlying assumptions prove incorrect, our actual results, performance, achievements or other events could differ materially from those expressed or implied in any forward-looking statement. There also may be risks of which we are currently unaware.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,694,871	$1,731,364
Accounts receivable	8,512,441	2,865,707
Inventory	4,635,954	2,047,163
Prepaids and other assets	6,623,882	1,950,539
Total current assets	41,467,148	8,594,773

Property, plant and equipment, net	68,298,115	38,382,391
Other non-current assets	244,317	325,756
Total assets	$110,009,580	$47,302,920

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,188,636	$2,453,551
Accrued expenses	4,712,820	4,503,180
Short-term notes payable	1,284,865	2,000,000
Current portion of long-term notes payable	568,994	—
Current portion of capital lease payable	876,003	789,166
Total current liabilities	27,631,318	9,745,897

Non-current liabilities:
Long-term notes payable	875,919	21,737,404
Long-term capital lease payable	151,017	766,687
Total non-current liabilities	1,026,936	22,504,091

Commitment and contingencies

Stockholders’ equity
Common stock, $0.001 par value, 200,000,000 shares authorized, 74,385,645 issued and 74,363,795 outstanding at September 30, 2017 and 14,485,937 issued and 14,464,087 outstanding at December 31, 2016	74,364	14,485
Additional paid-in capital	143,611,942	59,556,505
Treasury stock, at cost; 21,850 common shares at September 30, 2017 and at December 31, 2016	(57,469)	(57,469)
Accumulated deficit	(62,277,511)	(44,460,589)
Total stockholders’ equity	81,351,326	15,052,932

Total liabilities and stockholders’ equity	$110,009,580	$47,302,920

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$13,120,229	$2,117,977	$24,210,545	$6,289,461

Operating cost and expenses:
Cost of services	15,243,898	3,058,554	30,621,029	7,764,719
Selling, general, and administrative expenses	2,289,973	1,459,865	5,780,682	4,612,937
Research and development	126,225	129,013	330,017	403,828
Depreciation and amortization expense	1,936,324	1,238,370	4,700,835	3,354,560
Total operating costs and expenses	19,596,420	5,885,802	41,432,563	16,136,044

Operating loss	(6,476,191)	(3,767,825)	(17,222,018)	(9,846,583)

Other income (expense):
Interest expense	(60,566)	(932,232)	(1,767,181)	(3,064,159)
Interest forgiven	—	—	634,477	—
Other expense	(103,306)	(33,031)	(95,459)	(205,465)
Total other expense	(163,872)	(965,263)	(1,228,163)	(3,269,624)

Benefit (provision) for income taxes	—	(72,237)	633,259	(216,710)

Net loss	$(6,640,063)	$(4,805,325)	$(17,816,922)	$(13,332,917)
Basic and diluted loss per share	$(0.10)	$(0.35)	$(0.30)	$(0.98)
Weighted average number of common shares outstanding – basic and diluted	66,579,514	13,634,476	58,692,699	13,597,940

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2016	14,464,087	$14,485	$59,556,505	$(57,469)	$(44,460,589)	$15,052,932
Sale of common stock, net of costs	30,144,173	30,086	42,684,285			42,714,371
Stock based compensation	216,750	254	1,129,859			1,130,113
Stock issued upon conversion of debt, net of costs	29,538,785	29,539	40,241,293			40,270,832

Net loss					(17,816,922)	(17,816,922)
Balance at September 30, 2017	74,363,795	$74,364	$143,611,942	$(57,469)	$(62,277,511)	$81,351,326

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net loss	$(17,816,922)	$(13,332,917)
Depreciation and amortization	4,700,835	3,354,560
Amortization of debt discount and loan origination cost	442,255	191,647
Stock based compensation	1,130,113	566,821
Changes in operating assets and liabilities:
Accounts receivable	(5,646,734)	3,793,387
Inventory	(2,588,791)	(400,892)
Prepaids and other assets	(2,238,350)	989,327
Accounts payable and accrued expenses	8,593,714	(194,077)
Net cash used in operating activities	(13,423,880)	(5,032,144)

Investing Activities
Purchases of equipment	(24,696,048)	(3,942,516)
Net cash used in investing activities	(24,696,048)	(3,942,516)

Financing Activities
Proceeds from sale of common stock, net	41,789,604	1,488,534
Proceeds from notes payable	18,875,292	194,611
Payments on notes payable	(2,000,000)	(2,284,882)
Payments on capital lease	(581,461)	(505,907)
Purchase of treasury stock	—	(37,175)
Net cash provided by (used in) financing activities	58,083,435	(1,144,819)

Net increase (decrease) in cash and cash equivalents	19,963,507	(10,119,479)
Cash and cash equivalents, beginning of period	1,731,364	11,742,489

Cash and cash equivalents, end of period	$21,694,871	$1,623,010

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$279,850	$3,382,069
Cash paid during the year for income taxes	$215,544	$94,834

Non-cash transactions
Property, plant and equipment additions in accounts payable	$9,351,016	$2,691,444
Conversion of debt to equity	$41,354,301	$—
Notes payable settled through recapitalization	$22,000,000	$—
Interest forgiven from convertible debt	$634,477	$—
Equipment purchased with notes payable	$2,573,612	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017
(Unaudited)

Note 1 – Organization and Nature of Business

Eco-Stim Energy Solutions, Inc. (the “Company,” “Eco-Stim,” “we” or “us”) is a growth-oriented, technology-driven independent oilfield services company providing well stimulation, coiled tubing and field management services to the domestic and international upstream oil and natural gas industry. We are focused on reducing the ecological impact and improving the economic performance of the well stimulation process in “unconventional” drilling formations. We serve major, national and independent oil and natural gas exploration and production companies in Argentina and the U.S., and we offer products and services with respect to various phases of a well’s economic life cycle. Our focus is to bring these technologies and processes to the most active shale resource basins both domestically and outside of the U.S. using our technology to differentiate our service offerings. We do business in the United States and Argentina.

Note 2 – Basis of Presentation and Significant Accounting Policies

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated financial statements are unaudited and have been prepared from our books and records in accordance with Rule 10-1 of Regulation S-X for interim financial information. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of our management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of results of operations for a full year. These condensed consolidated financial statements should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

In addition, due to the second quarter 2017 start-up of operations in the U.S., beginning in the second quarter of 2017, we now manage our business through operating segments aligned with our two geographical operating regions; Argentina and the U.S. We also report certain corporate and other non-operating activities under the heading “Corporate and Other”, which primarily reflects corporate personnel and activities, incentive compensation programs and other non-operational allocable costs. For financial information about our segments, see Note 8 - Segment Reporting.

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

Revenue Recognition

The Company is a supplier of oilfield services, products, technology and systems used in the oil and natural gas business, referred to as oilfield operations. We provide well stimulation, coiled tubing, and field management services to our customers, with operations in Argentina and the United States. All revenue is recognized when persuasive evidence of an arrangement exists, specific performance completed, the price is fixed or determinable, and collection is reasonably assured as follows:

Well Stimulation Revenue

The Company provides well stimulation services based on contractual arrangements, such as term contracts, exclusivity agreements and pricing agreements, or on a spot market basis. Jobs for these services are typically short term in nature, lasting anywhere from a few hours to multiple days. Revenue is recognized as stimulation stages are completed. Customers are invoiced upon the completion of each job, which can consist of one or more stimulation stages.

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

Coiled Tubing Revenue

Coiled tubing and other well stimulation services projects are typically short term in nature, lasting anywhere from a few hours to multiple days. Revenue is recognized upon completion of each job based upon a completed field ticket noting completion of specific performance. The Company charges the customer for mobilization, services performed, personnel on the job, equipment used on the job, and miscellaneous consumables at agreed-upon spot market rates.

Field Management Revenue

The Company enters into arrangements to provide field management services. Field management revenue relates primarily to geophysical predictions and production monitoring, utilizing down-hole diagnostics tools. Revenue is recognized and customers are invoiced upon the completion of each job when completion of specific performance has occurred. The service invoices are for a set amount, which includes charges for the mobilization of the equipment to the location, the service performed, the personnel on the job, additional equipment used on the job, consumables used throughout the course of the service, and processing and interpretation of data acquired via down-hole diagnostic tools.

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

Functional and Presentation Currency

Items included in the financial statements of each of the Company’s entities are measured using the currency of the primary economic environment in which the entity operates (the “Functional Currency”). The Functional Currency for the Company’s Norwegian and Argentine subsidiaries is the U.S. Dollar. The condensed consolidated financial statements are presented in U.S. Dollars, which is the Company’s presentation currency.

Net Loss per Common Share

For the nine months ended September 30, 2017 and 2016, the weighted average shares outstanding excluded certain stock options and potential shares from convertible debt of 725,657 and 4,472,632, respectively, from the calculation of diluted earnings per share because these shares would be anti-dilutive. Anti-dilutive warrants of 100,000 for each of the nine months ended September 30, 2017 and 2016 were also excluded from the calculation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2017 presentation, with no material effect on the presentation of December 31, 2016 or September 30, 2016.

Accounts Receivable

Accounts receivable are stated at amounts management expects to collect from outstanding balances both billed and unbilled (unbilled accounts receivable represents amounts recognized as revenue for which invoices have not yet been sent to clients). At September 30, 2017 and December 31, 2016, there were $3,757,160 and $855,706, respectively, in outstanding unbilled amounts. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. To date, the Company has not recognized any losses due to uncollectible accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company evaluated all accounts receivable and determined that no reserve for doubtful accounts was necessary at September 30, 2017 or December 31, 2016.

Prepaids and Other Assets

Prepaid expenses and other assets are primarily comprised of paid Argentinian value added tax, prepaid insurance and deposits made on equipment purchases. The prepaid value added tax will be reduced as the Company continues to invoice customers in Argentina.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ASC Topic 360 requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets with their associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying value exceeds the fair value. If estimated future cash flows are not achieved with respect to long-lived assets, additional write-downs may be required. During the nine months ended September 30, 2017, the Company evaluated its long-lived assets for impairment and determined no impairment was necessary.

Major Customers and Concentration of Credit Risk

The majority of the Company’s business from inception through the first quarter of 2017 was conducted with major and independent oil and natural gas companies in Argentina. For the nine months ending September 30, 2017, 43% or $10.5 million and 57% or $13.7 million of our revenue is from the U.S. and Argentina, respectively. The Company evaluates the financial strength of its customers and provides allowances for probable credit losses when deemed necessary. The Company derives a large amount of revenue from a small number of major and independent oil and natural gas companies. At September 30, 2017, the Company had a concentration of receivables with two customers.

For the three and nine months ended September 30, 2017, two major customers accounted for approximately 100% and 99% of our services revenue, respectively. For the year ended December 31, 2016, two major customers represented 79% of our services revenue. Our accounts receivable at September 30, 2017 and December 31, 2016 were concentrated with two major customers representing 100% and 73%, respectively.

Beginning in October 2017, we began operations with a new United States customer.

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

The Company is subject to U.S. federal and foreign income taxes along with state corporate income taxes in Texas and Oklahoma. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

The Fir Tree Transaction (as described in Note 6—Debt, ACM Note Agreement), resulted in a change in control and will likely limit the Company’s ability to utilize net operating loss tax benefits due to limitations pursuant to Section 382 of the U.S. Tax Code. As of September 30, 2017 and December 31, 2016, there was no tax asset benefit recorded, as a provision was made to fully reserve the benefit.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). ASU 2016-09 simplifies several aspects of accounting for share-based payment transactions including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. Under ASU 2016-09, all excess tax benefits or deficiencies are recognized as income tax expense or benefit in the income statement and the pool of windfall tax benefits as a component of additional paid-in capital is eliminated. In regard to forfeitures, companies may make a one-time policy election to use forfeitures which applies only to instruments with service conditions; the requirement to estimate the probability of achieving performance conditions remains. For statutory tax withholding requirements, ASU 2016-09 allows for net settlement up to the employer’s maximum statutory tax withholding requirement. Formerly, only the minimum statutory tax withholding requirement was allowed to be met through net settlement while retaining equity classification. We adopted ASU 2016-09 in the first quarter of 2017, with such adoption having no material impact on the accompanying condensed consolidated financial statements.

Accounting Guidance Issued But Not Adopted as of September 30, 2017

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), replacing most existing revenue recognition guidance in U.S. GAAP when it becomes effective. It requires us to recognize the amount of revenue to which we expect to be entitled for the transfer of promised goods or services to customers. It also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The FASB has issued several amendments to the standard, including clarification on accounting for licenses of intellectual property, identifying performance obligations, reporting gross versus net revenue and narrow-scope improvements and practical expedients.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (“full retrospective method”), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (“modified retrospective application”). As early application is not permitted, we intend to adopt the new standard on January 1, 2018 (the “initial application” date):

●	using the modified retrospective application, with no restatement of the comparative periods presented and a cumulative effect adjustment as of the date of adoption;

●	applying the new standard only to those contracts that are not substantially complete at the date of initial application; and

●	disclosing the impact of the new standard on our 2018 Consolidated Financial Statements.

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

Note 3 – Accounts Receivable

Accounts receivable by category were as follows:

	September 30, 2017	December 31, 2016
Billed	$4,755,281	$2,010,001
Unbilled	3,757,160	855,706
Total accounts receivable	$8,512,441	$2,865,707

As of September 30, 2017, $0.7 million and $3.1 million of our unbilled receivables were attributable to our U.S. and Argentina operations, respectively. Subsequent to September 30, 2017, the full amount from the U.S. and a majority amount from Argentina of the unbilled were invoiced.

Note 4 – Stock-Based Compensation

The Company has two stock incentive plans, the 2013 Stock Incentive Plan (the “2013 Plan”) and the 2015 Stock Incentive Plan (the “2015 Plan”), (or collectively, “the Plans”), for the granting of stock-based incentive awards, including incentive stock options, non-qualified stock options, restricted stock and phantom stock awards, to employees, consultants and members of the Company’s Board of Directors (the “Board”). The 2013 Plan was adopted in 2012 and amended in 2013 and authorizes 1,000,000 shares to be issued under the 2013 Plan. The 2015 Plan, f/k/a “the 2014 Stock Incentive Plan,” was adopted in 2014; in 2015 and 2016, it was amended and a total of 700,000 additional shares were authorized, resulting in a maximum of 1,200,000 shares being authorized for issue under the modified 2015 Plan.

On June 15, 2017, at our annual meeting of stockholders (the “Annual Meeting”), stockholders approved an increase to the aggregate maximum number of shares available under the 2015 Plan by 5,000,000 shares (from 1,200,000 shares to 6,200,000 shares). Both the 2013 Plan and the 2015 Plan have been approved by the stockholders of the Company. As of September 30, 2017, 122,510 shares remained available for grant under the 2013 Plan and 793,000 shares remained available for grant under the 2015 Plan.

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

During the nine months ended September 30, 2017 and 2016, the Company recorded $1,130,113 and $566,821, respectively, of stock-based compensation, which is included in selling, general, and administrative expense and cost of sales in the accompanying consolidated statement of operations. Total unamortized stock-based compensation expense at September 30, 2017 was $3,683,500 compared to $928,786 at December 31, 2016, and will be fully expensed through 2020.

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

These prepayments were made prior to December 31, 2013. Further lease payments are $81,439 per month and commenced on July 1, 2014. The final three months of prepaid is shown as other non-current assets in the consolidated balance sheets with a balance of $244,317.

The minimum present value of the lease payments is $1.2 million with terms of sixty months and implied interest of 14%. The next five years of lease payments are:

Capital Lease Payments
2017	$244,317
2018	977,267
Total future payments	1,221,584
Less debt discount due to warrants	(87,708)
Less amount representing interest	(106,856)
1,027,020
Less current portion of capital lease obligations	(876,003)
Capital lease obligations, excluding current installments	$151,017

Operating Leases

The Company’s operating leases correspond to equipment facilities and office space in Argentina and the U.S. The operating leases also correspond to operational equipment utilized by the Company’s U.S. operations. The combined future minimum lease payments as of September 30, 2017 are as follows:

Operating Leases
2017	$106,406
2018	192,070
Thereafter	—
Total	$298,476

Note 6 – Debt

The carrying values of our debt obligations, net of unamortized debt issuance costs of $0 and $262,596 as of September 30, 2017 and December 31, 2016, respectively, are as follows:

	September 30, 2017		December 31, 2016
	Short Term	Long Term	Short Term	Long Term

Vendor Equipment Financing	$1,697,693	$875,919	$—	$—
Stockholder Note	—	—	2,000,000	—
US Premium Finance	156,166	—	—	—
ACM Note Agreement	—	—	—	21,737,404

Total	$1,853,859	$875,919	$2,000,000	$21,737,404

The total future minimum payments due on our Vendor Equipment Financings as of September 30, 2017 are noted as follows:

Total payments for 2017	$448,277
Total payments for 2018	1,508,895
Total payments for 2019	548,325
Total future payments	240,768
Total payments	$2,746,265

Vendor Equipment Financing

Beginning August 23, 2017 through September 28, 2017, the Company purchased trucks through a financing arrangement with Ford Motor Credit Corporation at an interest rate of 4.99% annual interest for 36 months. At September 30, 2017, the Company had a loan balance of $881,388 and accrued interest of $3,223.

Beginning September 21, 2017 through September 29, 2017, the Company purchased tractors through a financing arrangement with Hitachi Capital America Corporation at an interest rate of 8% for 24 months. At September 30, 2017, the Company had a loan balance of $563,525 and accrued interest of $955.

On September 30, 2017, the Company purchased equipment through a financing arrangement with NOV Rolligon at an interest rate of 8% for 12 months. At September 30, 2017, the Company had a loan balance of $1,128,699 and accrued interest of $247.

Stockholder Note

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

At December 31, 2016, the Company had a balance of $2,000,000 and accrued interest of $24,548. The indebtedness created under the Loan Agreement was repaid on March 6, 2017 with a portion of the proceeds from the Fir Tree Transaction (as described below).

US Premium Finance

On January 1, 2017, the Company financed its operation’s insurance premiums with US Premium Finance for a total of $211,681 at an interest rate of 5.87%. As of September 30, 2017, the Company had a balance of $156,166 and accrued interest of $950.

ACM Note Agreement

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

On March 6, 2017, the Company closed the Fir Tree Transaction, which was part of a comprehensive recapitalization designed to create a path to a potential conversion to equity of substantially all the Company’s debt, subject to stockholder approval and satisfaction of certain other conditions. In connection with the Fir Tree Transaction, the Company entered into the Amended and Restated Convertible Note Facility Agreement (“A&R Note Agreement” and, together with the Fir Tree Transaction, the “Fir Tree Recapitalization”) with the Fir Tree Affiliate, which became effective on March 6, 2017 and replaced the ACM Note Agreement. Pursuant to the terms of the A&R Note Agreement, the Company issued to the Fir Tree Affiliate a secured promissory note (the “Amended and Restated Convertible Note”) in a principal amount of $22 million, which replaced the Existing ACM Note, and a secured promissory note (the “New Convertible Note,” and together with the Amended and Restated Convertible Note, the “Notes”) in a principal amount of approximately $19.4 million, representing an additional $17 million aggregate principal amount of convertible notes issued by the Company to the Fir Tree Affiliate on March 6, 2017 and approximately $2.4 million principal amount of convertible notes in payment of accrued and unpaid interest on the Existing ACM Note acquired by the Fir Tree Affiliate from the ACM Entities. The unpaid principal amount of the Notes bore an interest rate of 20% per annum and matured on May 28, 2018.

After giving effect to the Fir Tree Recapitalization, the Company held approximately $41.4 million of outstanding convertible notes. The Fir Tree Affiliate agreed to convert all the outstanding convertible notes into Common Stock at a conversion price of $1.40 per share. This conversion was subject to receipt of stockholder approval at the June 15, 2017 Annual Meeting and satisfaction of certain other conditions. As shareholder approval for the conversion was granted at the June 15, 2017 Annual Meeting, and satisfaction of the certain other conditions obtained, all convertible debt was converted into approximately 29.5 million shares of the Company’s Common Stock on June 20, 2017.

Note 7 – Equity

The Company has 50,000,000 preferred stock authorized at $0.001 par value. At September 30, 2017 and December 31, 2016, the Company had no preferred stock issued or outstanding.

On July 13, 2016, the Company entered into an At-Market Issuance Sales Agreement (the “Agreement”) as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, Part II – Item 8 – Financial Statements and Supplemental Data – Notes to consolidated financial statements – Note 11 – “Equity Offerings”. During the nine months ended September 30, 2017, the Company sold an additional 563,753 shares through the Agreement for a total net proceeds of $1.0 million. No shares were sold through the Agreement during either of the quarters ending June 30, 2017 or September 30, 2017.

On July 6, 2017, the Company closed on a private placement of shares of the Company’s common stock providing gross proceeds of $15.0 million, and net of costs proceeds of $14.9 million. As part of the offering, the Company issued 10,000,000 shares of its common stock for $1.50 per share to certain existing shareholders. The proceeds from the offering are being used to finance capital expenditures to support existing contracts the Company has in both Oklahoma and Argentina, for working capital and for other general corporate purposes.

On August 8, 2017, the Company closed on a private placement of shares of the Company’s common stock providing gross proceeds of $28 million, with net of costs proceeds of $26.8 million. As part of the offering, the Company issued an aggregate of 19,580,420 shares of its common stock for $1.43 per share to two existing stockholders and several new institutional investors. The proceeds from this offering are being used to finance capital expenditures to support the Company’s most recent customer contract in Oklahoma, for working capital and for other general corporate purposes.

Note 8 – Segment Reporting

As a result of the beginning of new geographical revenue activity in the U.S. in the second quarter of 2017, we are reporting the results of each of our two reportable segments beginning with the second quarter of 2017 in accordance with ASC 280, Segment Reporting. Our Chief Executive Officer evaluates the results of operations on a consolidated as well as a segment level, and is the person responsible for the final assessment of performance and making key operating decisions. Discrete financial information is available for each of the segments, and the operating results of each of the operating segments are used for performance evaluation and resource allocations.

Our two operating segments are managed through operating segments that are aligned with our geographic operating locations of Argentina and the U.S. We also report certain corporate and other non-operating activities under the heading “Corporate and Other”, which primarily reflects corporate personnel and activities, research and development activities, incentive compensation programs and other costs.

We account for intersegment sales at prices that we generally establish by reference to similar transactions with unaffiliated customers. Reporting segments are measured based on gross margin, which is defined as revenues reduced by total cost of services. Cost of services exclude research and development expenses and depreciation and amortization expense.

Summarized financial information is shown in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues(1):
Argentina	$5,750,853	$2,117,977	$13,748,447	$6,289,461
United States	7,369,376	—	10,462,098	—
Total revenues	$13,120,229	$2,117,977	$24,210,545	$6,289,461

Cost of services(1,2):
Argentina	$7,054,471	$3,058,554	$17,225,253	$7,764,719
United States	8,189,427	—	13,395,776	—
Total cost of services	$15,243,898	$3,058,554	$30,621,029	$7,764,719

Gross margin(1,2):
Argentina	$(1,303,618)	$(940,577)	$(3,476,806)	$(1,475,258)
United States	(820,051)	—	(2,933,678)	—
Total gross margin	$(2,123,669)	$(940,577)	$(6,410,484)	$(1,475,258)

Capital expenditures:
Argentina	$230,826	$1,808,984	$1,584,444	$3,486,720
United States	24,932,876	—	32,838,192	—
Corporate and Other	61,365	560,783	193,932	3,135,842
Total capital expenditures	$25,225,067	$2,369,767	$34,616,568	$6,622,562

Depreciation and amortization:
Argentina	$1,338,187	$1,179,904	$3,947,056	$3,183,770
United States	555,348	—	631,017	—
Corporate and Other	42,789	58,466	122,762	170,790
Total depreciation and amortization	$1,936,324	$1,238,370	$4,700,835	$3,354,560

(1)	U.S. activity began in February 2017 with start-up expenses being incurred. The Company began recognizing U.S. revenue in late May 2017. Intersegment transactions included in revenues were not significant for any of the periods presented.

(2)	Gross margin is defined as revenues less costs of services. Cost of services excludes selling, general and administrative expenses, research and development expenses and depreciation and amortization expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a growth-oriented, technology-driven independent oilfield services company providing well stimulation, coiled tubing and field management services to the domestic and international upstream oil and natural gas industry. We are focused on reducing the ecological impact and improving the economic performance of the well stimulation process in “unconventional” drilling formations. We serve major, national and independent oil and natural gas exploration and production companies in Argentina and the U.S. and we offer products and services with respect to the various phases of a well’s economic life cycle. Our focus is to bring these technologies and processes to the most active shale resource basins both domestically and outside of the U.S. using our technology to differentiate our service offerings.

Industry and Market Trends and Outlook

The oil and natural gas industry has traditionally been volatile, and is highly sensitive to a combination of long-term and cyclical trends, including the domestic and international supply and demand for oil and natural gas, current and expected future prices for oil and natural gas and the perceived stability and sustainability of those prices, production depletion rates and the resultant levels of cash flows generated and allocated by exploration and production companies to their drilling and workover budget, as well as domestic and international economic conditions, political instability in oil producing countries and merger, acquisition and divestiture activity among exploration and production companies. The volatility of the oil and natural gas industry, and the consequent impact on exploration and production activity could adversely impact the level of drilling and workover activity by our customers. This volatility affects the demand for our services and our ability to negotiate pricing at levels generating desirable margins.

Our business depends on the capital spending programs of our customers. Revenue from our business lines are expected to be generated by providing services to oil and natural gas exploration and production companies in Argentina and the U.S. In addition, we may from time to time pursue operations in other countries. Demand for our services is a function of our customers’ willingness to make operating and capital expenditures to explore for, develop and produce hydrocarbons in these areas, which in turn is affected by current and expected levels of oil and natural gas prices. Companies in the energy services industry have historically tended to delay capital equipment projects, including maintenance and upgrades, during industry downturns. Conversely, as the industry turns upward from its downturn, there can be the potential to return quickly into the market with project activity.

Argentina

For 2016 and into the third quarter 2017, our activity was concentrated in the Neuquén Basin in Argentina, one of the world’s largest shale resource basin as measured by technically recoverable reserves. In the first quarter of 2017, the government of Argentina passed legislation providing a floor of not less than $6.00 per mmbtu for all tight and unconventional gas developed and produced through 2021. According to Baker Hughes, the rig count in Argentina for September 2017 and 2016 were 67 and 70, respectively. Local emphasis has been placed on maximizing economies of scale efforts in order to reach scale on par with similar shale formation plays in the U.S. According to a Wood Mackenzie study published in May 2017, drilling in Vaca Muerta has largely shifted from vertical to horizontal wells, with the study showing hydrocarbon output from the formation expecting to reach 113,000boe/d by 2018, doubling 2016 levels. During the third quarter of 2016 and 2017, the Company completed 18 and 54 stimulation stages, respectively, and 7 and 4 coiled tubing jobs, respectively, in Argentina. During the first nine months of 2016 and 2017, the Company completed 45 and 120 stimulation stages, respectively, and 23 and 34 coiled tubing jobs, respectively, in Argentina.

United States

Beginning in the second quarter of 2017, our activity expanded into one of the fastest growing and most active oil and natural gas regions in the U.S., specifically in the Oklahoma Mississippian / Stack / Scoop shale plays. During the latter part of the first quarter of 2017 and extending into the second quarter, we began start-up activity in order to meet our obligations under a contract with our first U.S. oil and natural gas exploration and production company customer. Towards the latter half of the second quarter of 2017, we began recognizing revenue in our new U.S. activity area under this contract. During the third quarter of 2017, we began preparation activity to meet our obligations under a new contract with a second U.S. oil and natural gas exploration and production company. In mid-October, we began recognizing revenue under this second contract. We believe that market conditions have improved since we signed our first U.S. contract and that next year we should be able to re-deploy crews currently providing services under that contract to other opportunities with higher margins and improved utilization. As such, we have actively started to prepare for the repositioning of that fleet to work in the Stack shale play once activity under our first contract is completed.

In the U.S., our activity level is dependent upon our ability to contract with customers and their level of drilling activity. The beginning of 2016 marked a twelve-year low in oil prices with a WTI crude oil price of $26.19 per barrel in February 2016. However, oil prices began to stabilize in the third quarter of 2016 in the mid-$50 per barrel range. During the second quarter of 2017 and continuing into the third quarter, prices dropped from the mid-$50s levels, averaging in the mid $40s to low $50s. As reported by the U.S. Energy Information Administration (“EIA”), WTI crude oil prices averaged $51.62 per barrel for the first quarter of 2017, $48.10 for the second quarter of 2017, and $48.18 for the third quarter of 2017. The average WTI crude oil price during October 2017 was $51.45 per barrel. Per Baker Hughes, for the first, second and third quarters of 2017, the average Oklahoma rig count was approximately 109, 130 and 128, respectively. There can be a delayed reaction to the price of oil and rig count due to other market conditions in play as well as the capital commitment level by each drilling company. During the second quarter of 2017 (our first quarter of operations) and third quarter (our first full quarter of operations) of 2017, the Company completed 88 and 205 stimulation stages, respectively.

Business Segments

We are a supplier of oilfield services, products, technology and systems used in the oil and natural gas industry, referred to as oilfield operations. With the start-up of our U.S. operations during the second quarter of 2017, we now manage our business through operating segments that are aligned with our two geographic regions, Argentina and the U.S. We also report certain corporate and other non-operating activities under the heading “Corporate and Other”. Corporate and Other primarily reflects corporate personnel and activities, incentive compensation programs and other non-operational allocable costs. For financial information about our segments, see Note 8, Segment Reporting.

Our segment operating results are frequently influenced by the number of active contracts we have in the area, and also the level of our customers’ well activity which dictates the amount of activity we will have in any given period. This directly effects our revenue, but also the level of expenses we incur.

Argentina Segment. Through our Argentina segment, we serve the needs of our Argentine customers based operations by providing pressure pumping, coiled tubing and field management operations services. We began our service offerings in late 2014 in Argentina with our base of operation being located in Neuquen City, Argentina with all our revenues since inception and through the end of the third quarter of 2017 coming from the Neuquén Basin. With the awarding and subsequent signing of a two-year contract at the beginning of the second quarter of 2017 with the largest operator in Argentina, our activity in the region has increased. A majority of our revenues in our Argentina segment have come from our pressure pumping operations.

United States Segment. Through our U.S. segment, we serve the needs of our U.S. based customers’ operations by providing pressure pumping and field management operations services. Beginning in the middle of the first quarter of 2017, after signing a one year contract to provide pressure pumping in north central Oklahoma, we began setting up and thus incurring start-up related costs associated with our operations in order to properly meet our contract service obligations. We have established a base of operation in Fairview, Oklahoma, and are utilizing this base to service the surrounding areas. Revenue recognition for this segment began in the latter half of the second quarter of 2017. The third quarter of 2017 was our first full operating quarter for this segment. In July 2017, we entered into a one-year contract with a second U.S. oil and natural gas exploration and production company to expand our pressure pumping operations in the north central region of Oklahoma. The work being performed under this contract supports a second well stimulation crew. We commenced work and began recognizing revenue under this contract in mid-October 2017.

Results of Operations

For the Three Months Ended September 30, 2017 and 2016

Argentina revenue for the three months ended September 30, 2017 increased $3.6 million to $5.8 million, compared to $2.1 million for the three months ended September 30, 2016. In the quarter ending September 30, 2017, we operated in our second quarter under our new two-year contract with the largest operator in Argentina resulting in higher activity in our well stimulation and coiled tubing operations when compared with the quarter ending September 30, 2016.

U.S. revenue for the three months ended September 30, 2017 increased to $7.4 million, compared to $0 for the three months ended September 30, 2016. This increase was due to the third quarter representing our first full quarter of operations in Oklahoma and resulting revenues earned in the quarter ending September 30, 2017. We began operations under our one-year contract in the U.S. beginning in the latter half of the second quarter 2017.

Argentina cost of services increased $4.0 million to $7.1 million for the three months ended September 30, 2017, compared to $3.1 million for the three months ended September 30, 2016. This increase was attributable to higher equipment rental costs, higher third-party costs, and a higher activity level for Argentina in line with the revenue increase.

U.S. cost of services increased to $8.2 million for the three months ended September 30, 2017, compared to $0 for the three months ended September 30, 2016. This increase was due exclusively to our first full quarter of operations in Oklahoma and resulting revenues earned in the quarter ending September 30, 2017. Included in these costs were pre-operating start-up costs of approximately $0.7 million related to our second new contract expanding our operations in Oklahoma.

Research and development remained relatively stable as we continue our research activities of fiber optics technology and the development of our turbine powered pressure pumping equipment (“TPU”) technology.

Depreciation expense increased $0.7 million to $1.9 million for the three months ended September 30, 2017, compared to $1.2 million for the three months ended September 30, 2016. The increase was primarily due to pressure pumping equipment purchased during the first, second and third quarters of 2017 for the Company’s operational start-up in the U.S. and in preparation for additional operational activity associated with the second quarter of 2017 awarded two-year contract in Argentina.

Selling, general, and administrative expenses increased $0.8 million to $2.3 million for the three months ended September 30, 2017, compared to $1.5 million for the three months ended September 30, 2016. This increase was a result of our transition into the United States market with the start-up of operations in Oklahoma, as well the incurrence of a stamp tax fee in Argentina.

Net total other income (expense) decreased $0.8 million to ($0.2 million) for the three months ended September 30, 2017 compared to ($1.0 million) for the three months ended September 30, 2016. This decrease in expense was primarily a result of the absence of interest expense in the third quarter of 2017 as a result of the conversion of our convertible debt to equity in the second quarter of 2017 that was outstanding at the same period in 2016.

For the Nine Months Ended September 30, 2017 and 2016

Argentina revenue for the nine months ended September 30, 2017 increased $7.4 million to $13.7 million, compared to $6.3 million for the nine months ended September 30, 2016. This increase was primarily due to higher activity in our well stimulation and coiled tubing operations attributable to our new two-year contract with the largest operator in Argentina as compared to the nine months ended September 30, 2016.

U.S. revenue for the nine months ended September 30, 2017 increased to $10.5 million, compared to $0 for the nine months ended September 30, 2016. This increase was due to our May 2017 start-up of operations and resulting revenues earned from our new one-year contract.

Argentina cost of services increased $9.4 million to $17.2 million for the nine months ended September 30, 2017, compared to $7.8 million for the nine months ended September 30, 2016. The increase was due to higher equipment rental and third-party costs and higher activity level related to our well stimulation and coiled tubing operations in line with revenue. Also, there were higher rental and third-party costs related to our tight gas trial well which was conducted in the first quarter of 2017 ahead of our Argentina two-year contract award.

U.S. cost of services increased to $13.4 million for the nine months ended September 30, 2017, compared to $0 for the nine months ended September 30, 2016. This increase was primarily due to pre-operating, start-up and commissioning costs incurred, followed by operational costs related to our new contracts.

Research and development decreased $0.1 million to $0.3 million for the nine months ended September 30, 2017, compared to $0.4 million for the nine months ended September 30, 2016. This decrease was due primarily to reductions taken in our research activities of fiber optics technology and the development of our TPU technology.

Our selling, general, and administrative expenses increased $1.2 million to $5.8 million for the nine months ended September 30, 2017 compared to $4.6 million for the nine months ended September 30, 2016. This increase was a result of our transition into the United States market with operations in Oklahoma, and an increase in our stock compensation expense.

Net total other income (expense) decreased $2.1 million to net other expense of $1.2 million for the nine months ended September 30, 2017, compared to net other expense of $3.3 million for the nine months ended September 30, 2016. This decrease in expense was primarily a result of the reduction in interest expense following the June 2017 conversion of our convertible debt that was outstanding during the same period last year along with foreign currency exchange losses being less, partially offset by a reduction in interest income earned.

Liquidity and Capital Resources

Our primary sources of liquidity to date have been proceeds from various equity and debt offerings. In July 2016, the Company entered into an At-Market Issuance Sale Agreement with equity sales providing proceeds during the second half of 2016 and during the first half of 2017. All the above offerings are as discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, Part II – Item 8 – Financial Statements and Supplemental Data – Notes to consolidated financial statements – Note 11 – “Equity Offerings.”

On March 6, 2017, the Company closed the Fir Tree Transaction, which was part of a comprehensive recapitalization designed to create a path to a potential conversion to equity of substantially all the Company’s debt, subject to stockholder approval and satisfaction of certain other conditions. In connection with the Fir Tree Transaction, the Company entered into the A&R Note Agreement. Pursuant to the terms of the A&R Note Agreement, the Company issued to the Fir Tree Affiliate the Amended and Restated Convertible Note in a principal amount of $22 million, which replaced the Existing ACM Note, and the New Convertible Note in a principal amount of approximately $19.4 million, representing an additional $17 million aggregate principal amount of convertible notes issued by the Company to the Fir Tree Affiliate on March 6, 2017 and approximately $2.4 million principal amount of convertible notes in payment of accrued and unpaid interest on the Existing ACM Note acquired by the Fir Tree Affiliate from the ACM Entities. The unpaid principal amount of the New Convertible Notes accrued interest at a rate of 20% per annum and was scheduled to mature on May 28, 2018. Approximately $2.1 million of the proceeds of the additional $17 million aggregate principal amount of convertible notes issued to the Fir Tree Affiliate were used to repay existing debt under the Loan Agreement, with the balance of the proceeds used for equipment purchases, other approved capital expenditures incurred in accordance with an approved operating budget, and other working capital purposes. After giving effect to the Fir Tree Recapitalization, the Company had approximately $41.4 million of outstanding convertible notes.

The Fir Tree Affiliate, as part of the Fir Tree Recapitalization, agreed to convert the outstanding convertible Notes into Common Stock at a conversion price of $1.40 per share, subject to receipt of stockholder approval and satisfaction of certain other conditions. On June 15, 2017, stockholder approval was received and, along with all conditions being met, all the outstanding convertible notes were converted into approximately 29.5 million shares of Common Stock.

On July 6, 2017, the Company closed on a private placement of shares of the Company’s common stock providing gross proceeds of $15 million, and net of cost proceeds of $14.9 million. As part of the offering, the Company issued 10,000,000 shares of its common stock for $1.50 per share to certain existing shareholders. The proceeds from the offering are being used to finance capital expenditures to support existing contracts the Company has in both Oklahoma and Argentina, for working capital and for other general corporate purposes.

On August 8, 2017, the Company closed on a private placement of shares of the Company’s common stock providing gross proceeds of $28 million, and net of cost proceeds of $26.8 million. As part of the offering, the Company issued an aggregate of 19,580,420 shares of its common stock for $1.43 per share to two existing stockholders and several new institutional investors. The proceeds from this offering are being used to finance capital expenditures to support our most recent customer contract in Oklahoma, for working capital and for other general corporate purposes.

As of September 30, 2017, our cash and cash equivalents were $21.7 million, as compared to $1.7 million as of December 31, 2016. Our liquidity is currently provided by our existing cash balances. We expect our primary uses of cash in the near term will be to fund our operations, support our organic growth opportunities and satisfy obligations under any indebtedness we may incur in the future.

We continually monitor potential capital sources, including equity and debt financings, in order to meet our planned capital expenditures and liquidity requirements. The successful execution of our growth strategy depends on our ability to raise capital as needed to, among other things, finance the purchase of additional equipment. Our future financing activities may result in the issuance of equity or debt securities in the public capital markets or in private placements, the arrangement of credit facilities or the incurrence of other secured or unsecured indebtedness. Issuances of equity or debt securities or credit facilities or other sources of debt financing may not, however, be available to us on acceptable terms. If we are unable to obtain additional capital on favorable terms or at all, we may be unable to sustain or increase our current level of growth in the future. The availability of equity and debt financing will be affected by prevailing economic conditions in our industry and financial, business and other factors, many of which are beyond our control.

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

From time to time, we may also consider the acquisition or disposition of assets or businesses or possible joint ventures or other joint ownership arrangements with respect to assets or businesses. Any determination to take action in this regard will be based on market conditions and opportunities existing at the time, and accordingly, the timing, size or success of any efforts and the associated potential capital requirements for these activities are unpredictable. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances.

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

We intend to incur approximately $11.0 million in capital expenditures in the aggregate during the fourth quarter of 2017 and will incur additional capital expenditures on a discretionary basis as necessary to meet customer demands and subject to satisfactory funds and / or financing. In July 2017, we entered into an equipment purchase agreement with an equipment manufacturer providing for our purchase of used well-stimulation pumps, blenders, data vans and related equipment. As of September 30, 2017, we had purchased approximately $11.1 million of equipment under this agreement, and made $3.2 million additional purchases from the manufacturer in October 2017. We are not obligated to purchase any additional equipment under this agreement.

Sources and Uses of Cash

Net cash used in operating activities increased $8.4 million to $13.4 million for the nine months ended September 30, 2017 compared to $5.0 million for the nine months ended September 30, 2016. The increase was due to higher revenue activity increasing the accounts receivable, increased inventory levels due to higher activity levels, and deposits made on equipment and value-added tax (“VAT”) tax assets, offset by an increase in accounts payable due to increased expenditure activity for the three months ended September 30, 2017 compared to the same period ended September 30, 2016.

Net cash used in investing activities increased $20.8 million to $24.7 million for the nine months ended September 30, 2017 compared to $3.9 million for the nine months ended September 30, 2016. This increase was due primarily to an increase of purchases of machinery and equipment related to our business start-up in the U.S., and the ramp up of equipment in Argentina incurred in the nine months ended September 30, 2017.

Net cash provided by (used in) financing activities increased by $59.2 million to $58.1 million for the nine months ended September 30, 2017, compared to ($1.1 million) for the nine months ended September 30, 2016. The variance was primarily attributable to proceeds received from issuance of additional notes payable to the Fir Tree Affiliate during March 2017 and issuance of Common Stock, plus the private placements of $15.0 million of common stock in July 2017 and $28.0 million of common stock in August 2017.

On July 13, 2016, the Company entered into an At-Market Issuance Sale Agreement as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, Part II – Item 8 – Financial Statements and Supplemental Data – Notes to consolidated financial statements – Note 11 – “Equity Offerings”. During 2016, the Company sold 796,573 shares through the Agreement for total gross proceeds of $1.7 million. During the nine months ended September 30, 2017, the Company sold an additional 563,753 shares through the Agreement for total gross proceeds of $1.0 million. The Company did not sell any shares during the quarter ended September 30, 2017.

We had a net increase in cash and cash equivalents of $20.0 million for the nine months ended September 30, 2017, compared to a net decrease in cash and cash equivalents of $10.1 million during the nine months ended September 30, 2016 primarily resulting from proceeds provided from the Fir Tree Transaction. Please see “‒Liquidity and Capital Resources” for more information on the Fir Tree Transaction.

We did not generate positive cash flow from operations for the three and nine months ended September 30, 2017. Further, while we believe we will begin generating positive cash flow from operations in the fourth quarter of 2017, our liquidity provided by our existing cash and cash equivalents may not be sufficient to fund our full capital expenditure plan, nor payments that might become due under our indebtedness. These commitments may require us to obtain additional equity or debt financing, which may not be available to us on favorable terms or at all.

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

Certain Factors Affecting Our Future Financial Position, Results of Operations and Cash Flows

We face many challenges and risks in the industry in which we operate. For information on other developments, factors and trends that may have an impact on our future financial position, results of operations or cash flows, please read this section in conjunction with the factors described or otherwise referenced in the sections titled “Cautionary Statements Regarding Forward-Looking Statements” and “Risk Factors” in this Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. The term “off-balance sheet arrangements” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have (i) any obligation arising under a guarantee contract, derivative instrument or variable interest or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act consisting of controls and other procedures designed to give reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding such required disclosure. Based on their evaluation as of the end of the quarterly period covered by this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Exchange Act, were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be a party or otherwise subject to legal or regulatory proceedings or other claims incidental to or arising in the ordinary course of our business. We are not currently party to any legal or regulatory proceedings that we believe will have a material adverse effect on our financial position, results of operations or cash flows, and we are not aware of any material legal or regulatory proceedings contemplated by governmental authorities.

ITEM 1A.	RISK FACTORS

Investors should carefully consider the risk factors included under “Risk Factors” in Part II – Item 1A of our Form 10-Qs for the periods ended March 31, 2017 and June 30, 2017, and Part I – Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, together with all the other information included in this document, and in our other public disclosures.

There have been no material changes to the risk factors previously disclosed in Part II – Item 1A of our Form 10-Qs for the periods ended March 31, 2017 and June 30, 2017, and Part I – Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, except as set forth below:

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

Since we are a “controlled company” for purposes of the corporate governance requirements of the NASDAQ, our stockholders will not have, and may never have, the protections that these corporate governance requirements are intended to provide.

Since we expect to be a “controlled company” for purposes of the corporate governance requirements of the NASDAQ, we are not required to comply with the provisions requiring that a majority of our directors be independent, the compensation of our executives be determined by independent directors, or nominees for election to our board of directors be selected by independent directors. If we choose to take advantage of any or all of these exemptions, our stockholders may not have the protections that these rules are intended to provide.

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

On July 6, 2017, the Company closed on a private placement of shares of the Company’s common stock providing gross proceeds of $15 million, and net of cost proceeds of $14.9 million. As part of the offering, the Company issued 10,000,000 shares of its common stock for $1.50 per share to certain existing shareholders. The proceeds from the offering are being used to finance capital expenditures to support existing contracts the Company has in both Oklahoma and Argentina, for working capital and for other general corporate purposes. The issuance of Common Stock in the offering was effected in reliance upon an exemption from the registration provided under Section 4(a)(2) of the Securities Act of 1933, as amended.

On August 8, 2017, the Company closed on a private placement of shares of the Company’s common stock providing gross proceeds of $28 million, and net of cost proceeds of $26.8 million. As part of the offering, the Company issued an aggregate of 19,580,420 shares of its common stock for $1.43 per share to two existing stockholders and several new institutional investors. The proceeds from this offering are being used to finance capital expenditures to support our most recent customer contract in Oklahoma, for working capital and for other general corporate purposes. The issuance of Common Stock in the offering was effected in reliance upon an exemption from the registration provided under Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 26, 2013).

3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 9, 2017).

3.3	First Amendment to the Second Amended and Restated Bylaws of the Company adopted as of July 6, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 7, 2017).

3.3	Second Amendment to the Second Amended and Restated Bylaws of the Company adopted as of August 2, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 3, 2017).

3.4	Third Amendment to Second Amended and Restated Bylaws of the Company adopted as of August 25, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 25, 2017).

4.1	Amended and Restated Stockholder Rights Agreement, dated as of March 3, 2017, by and among Eco-Stim Energy Solutions, Inc. and the parties named therein (incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q, filed March 9, 2017).

4.2	First Amendment to Amended and Restated Stockholder Rights Agreement, dated as of July 6, 2017, by and among the Company and the parties named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 7, 2017).

4.3	Second Amendment to Amended and Restated Stockholder Rights Agreement, dated as of August 25, 2017, by and among the Company and the parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2017).

10.1	Securities Purchase Agreement, dated as of July 6, 2017, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2017).

10.2	Amended & Restated Registration Rights Agreement, dated as of July 6, 2017, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 7, 2017).

10.3	Common Stock Subscription Agreement, dated as of August 2, 2017, by and among the Company and the Purchasers named therein, including Fir Tree (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2017).

10.4	Registration Rights Agreement entered into as of August 2, 2017, by and among the Company and the Investors named therein, to be effective upon the Closing Date (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 3, 2017).

10.5	First Amendment to Amended and Restated Registration Rights Agreement entered into as of August 2, 2017, by and among the Company and the parties named therein, to be effective upon the Closing Date (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 3, 2017).

10.6	Second Amendment to Amended and Restated Registration Rights Agreement entered into as of August 2, 2017, by and among the Company and the parties named therein, to be effective upon the Closing Date (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2017).

10.7	Third Amendment to the Second Amended and Restated Registration Rights Agreement entered into as of August 2, 2017, by and among the Company and the parties named therein, to be effective upon the Closing Date (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 25, 2017).

10.8	Employment Agreement with Barry Ekstrand (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2017).

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 18, 2017).

31.1*	Rule 13(a)-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13(a)-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2017	ECO-STIM ENERGY SOLUTIONS, INC.

	By:	/s/ Jon Christopher Boswell
Jon Christopher Boswell
President and Chief Executive Officer

	By:	/s/ Alexander Nickolatos
Alexander Nickolatos
Chief Financial Officer and Assistant Secretary

