Form 10-K
period 2017-12-31
Eco-Stim Energy Solutions, Inc.
filed 2018-03-19
CIK 1135657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-36909

ECO-STIM ENERGY SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8203420
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

2930 W. Sam Houston Pkwy N., Suite 275, Houston TX	77043
(Address of principal executive offices)	(Zip Code)

281-531-7200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer [ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.            [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of June 30, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of that date, was $15,489,917.

The registrant had 74,577,899 shares of common stock outstanding at March 16, 2018.

Documents Incorporated by Reference: None

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. When used in this Form 10-K, the words “could,” “would,” “should,” “believe,” “anticipate,” “plan,” “intend,” “estimate,” “expect,” “project” and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Our forward-looking statements are based on our current expectations and assumptions and currently available information. Forward-looking statements may include statements that relate to, among other things:

●	our future financial and operating performance and results, including estimated revenue, margins, earnings or losses, or growth rates;

●	our business strategy and budgets;

●	our prospects and the plans and objectives of our management;

●	future pricing and other conditions in the markets we serve;

●	our efforts and ability to obtain future contracts and customers;

●	our efforts and ability to renegotiate the terms of our existing contract in Argentina and enter into a new modified definitive agreement, or to otherwise exit our existing contract in Argentina, or to bid for new contracts in Argentina;

●	our technology;

●	our financial strategy;

●	the amount, nature and timing of capital expenditures;

●	competition and government regulations;

●	future operating costs and other expenses;

●	our cash flow and anticipated liquidity;

●	our property and equipment acquisitions and sales; and

●	our plans, forecasts, objectives, expectations and intentions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the anticipated future results or financial condition expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include but are not limited to:

●	the cyclical nature of the oil and natural gas industry;

●	the potential for our customers to backward-integrate by starting their own well service operations or otherwise reduce the use of our services;

●	the potential for excess capacity in the oil and natural gas service industry;

●	dependence on the spending and drilling activity by the onshore oil and natural gas industry;

●	competition within the oil and natural gas service industry;

●	concentration of our customer base and fulfillment of existing customer contracts;

●	our ability to maintain pricing and obtain contracts;

●	deterioration of the credit markets;

●	our ability to raise additional capital to fund future and committed capital expenditures;

●	increased vulnerability to adverse economic conditions due to our incurrence of indebtedness;

●	our limited operating history;

●	our ability to obtain raw materials and specialized equipment;

●	technological developments or enhancements;

●	asset impairment and other charges;

●	our ability to identify, make and integrate acquisitions;

●	Fir Tree Partners (together with its affiliated funds, “Fir Tree”) control over stockholder voting;

●	loss of key executives;

●	the ability to employ and retain skilled and qualified workers;

●	work stoppages and other labor matters;

●	hazards inherent to the oil and natural gas industry;

●	inadequacy of insurance coverage for certain losses or liabilities;

●	delays in obtaining required permits;

●	ability to import equipment or spare parts into Argentina on a timely basis;

●	legislation and regulations affecting the oil and natural gas industry or aspects of our business, including future legislative and regulatory developments;

●	legislation and regulatory initiatives relating to well stimulation;

●	foreign currency exchange rate fluctuations;

●	effects of climate change;

●	volatility of economic conditions in Argentina;

●	market acceptance of turbine pressure pumping technology;

●	the profitability for our customers of shale oil and gas as commodity prices decrease;

●	risks of doing business in Argentina and the United States;

●	risks associated with the start-up of new business operations in new markets, such as the inability to hire sufficient qualified employees, obtain necessary machinery and equipment needed to conduct our operations and meet the needs of our customers, and our ability to obtain operating permits in time; and

●	costs and liabilities associated with labor, employment, environmental, health and safety laws, including any changes in the interpretation or enforcement thereof.

For additional information regarding known material factors that could affect our operating results and performance, please read (1) “Part I—Item 1A—Risk Factors” in this Annual Report on Form 10-K and (2) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of this Annual Report on Form 10-K. Should one or more of these known material risks occur, or should the underlying assumptions prove incorrect, our actual results, performance, achievements or other events could differ materially from those expressed or implied in any forward-looking statement. There also may be risks of which we are currently unaware.

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

ITEM 1. BUSINESS

General

Eco-Stim Energy Solutions, Inc. is a growth-oriented, technology-driven independent oilfield services company providing well stimulation, coiled tubing and field management services to the upstream oil and gas industry. We are focused on reducing the ecological impact and improving the economic performance of the well stimulation process in “unconventional” drilling formations. We currently offer our services to oil and natural gas exploration and production (“E&P”) companies in the United States and Argentina. Our focus is to bring our service offerings, technologies and processes to the most active shale resource basins both domestically and outside of North America using our technology to differentiate our service offerings.

For information about our operating segments and financial information by operating segment and geographic area, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K, and Note 19 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Our Services

We offer a variety of specialized oilfield services and equipment generally categorized by their typical use during the economic life of a well. A description of the various services we offer is provided below.

Pressure Pumping

Our customers utilize our pressure pumping services to enhance the production of oil and natural gas from formations with low permeability, which restricts the natural flow of hydrocarbons. The technique of well stimulation consists of pumping a fluid into a cased well at sufficient pressure to create new channels in the rock, which can increase the extraction rates and the ultimate recovery of the hydrocarbons. Our equipment that is contracted by E&P companies to provide pressure-pumping services is referred to as a “well stimulation fleet” or “spread.”

We currently operate three well stimulation fleets, two in the United States based out of our operations facility in Fairview, Oklahoma, and one in Argentina based out of our operations facility in Neuquén, Argentina. In the United States, we currently provide pressure pumping services to customers in the Anadarko Basin in Oklahoma. Our operations base in Fairview, Oklahoma is well situated to provide services to E&P companies in the mid-continent region, including in the Scoop, Stack, Cana-Woodford, Mississippian Lime and Springer plays.

Our well stimulation fleets generally include high pressure well-stimulation pumps and other supporting equipment, in both trailer-mounted and skid-mounted configurations. We have the capability of providing a variety of pressure-pumping services, including work-over pumping and well injection. As of March 1, 2018, we (i) owned 47 high-pressure pumps with an aggregate capacity of approximately 110,250 horsepower (“HHP”); (ii) leased six high-pressure pumps with an aggregate capacity of approximately 13,500 HHP; and (iii) owned an additional 20 high-pressure pumps with an aggregate capacity of approximately 45,000 HHP that require refurbishment and upgrade prior to activation for service.

A portion of our equipment consists of turbine powered pressure pumping equipment (referred to as “TPUs”), which are powered by remanufactured turbine engines previously used in military applications. Each turbine engine generates approximately 4,000 HHP and therefore when operating at 2,000 HHP, the engine is running at approximately 50% of its capacity, which benefits their reliability and durability. They also weigh less than 10% of the typical reciprocating engine of comparable horsepower. The weight differential allows for better use of space on a trailer and more efficient operations. We believe the TPUs are more cost effective to operate and maintain than conventional diesel-powered equipment when run on natural gas. Prior field operations with our current TPUs have demonstrated compliance with emission standards for nitrogen oxides (“NOx”) and carbon monoxide under the EPA’s Tier 4 standards that regulate emissions from certain off-road diesel engines. Turbine engines also have significantly lower methane leakage compared to reciprocating engines.

Coiled Tubing

We currently offer coiled tubing services to customers in Argentina. Our coiled tubing services are used to perform various functions associated with well-servicing operations and to facilitate completion of horizontal wells. Coiled tubing services involve the insertion of steel tubing into a well to convey materials and/or equipment to perform various applications as part of a new completion or the servicing of existing wells, including wellbore maintenance, nitrogen services, thru-tubing services, and formation stimulation using acid and other chemicals. Coiled tubing has become a preferred method of well completion, workover and maintenance projects due to speed, ability to handle heavy-duty jobs across a wide spectrum of pressure environments, safety and ability to perform services without having to shut-in a well. The capabilities of our coiled tubing unit in Argentina cover a wide range of applications for horizontal completion, work-over and well-maintenance projects.

Customers

In May 2017, our first U.S. spread commenced operations in Oklahoma for an independent E&P company. In October 2017, our second U.S. spread commenced operations in Oklahoma for another independent E&P company. In November 2017, we negotiated an early release of our first U.S. spread from our contract with our first U.S. customer and have now deployed that spread to serve other customers consisting primarily of independent E&P companies. For the year ended December 31, 2017, our first two U.S. customers accounted for approximately 99% of our total U.S. revenue.

In Argentina, our customers have consisted primarily of international oil and gas E&P companies including national oil companies, local privately-held exploration and production companies and, on occasion, other service companies that have contractual obligations to provide well stimulation and completion services. For the year ended December 31, 2017, our largest customer in Argentina accounted for approximately 44% of our total revenue and 99% of the revenue generated from our operations in Argentina.

Customer demand for our services depends primarily upon the capital and operating spending of oil and gas exploration and production companies and the level of drilling activity in the regions we serve. We expect to continue to derive a significant portion of our revenue from a relatively small number of customers in the future. If one or more of our customers decided not to continue to use our services, our revenue could decline significantly and our operating results, financial condition and cash flows could be adversely impacted.

Competition

We provide services in the U.S. and Argentina, both highly competitive markets, with competitors comprised of both small and large companies. Our revenues and earnings can be affected by numerous factors, including changes in competition, fluctuations in drilling and completion activity, perceptions of future prices of oil and gas, government regulation, disruptions caused by weather and general economic conditions. We believe the principal competitive factors are price, performance, service quality, safety, response time and breadth of services. We believe our primary competitors in Argentina include Schlumberger, Halliburton, Weatherford, Baker Hughes, Calfrac Well Services and San Antonio International and other oilfield service companies. In the United States, we compete against many of the same competitors as in Argentina but in addition, we also face strong competition from many independent pressure pumping companies. We also compete with various other regional and local providers within each of our geographic markets for products and services.

Markets

United States

In May 2017, our first U.S. spread commenced operations in Oklahoma. In October 2017, our second U.S. spread commenced operations in Oklahoma. The market in this region is concentrated around wells being drilled in the Scoop, Stack, Cana-Woodford, Mississippian Lime and Springer plays. Activity in this region has accelerated in late 2016 and 2017, and on into the first quarter of 2018. According to Baker Hughes’ North America Rotary Rig Count data, in early March 2018 there were 124 rigs operating in Oklahoma as compared to 98 rigs operating in early March 2017, and 70 rigs operating in early March 2016. We have established a base of operations in Fairview, Oklahoma, which we believe is well situated to provide services to E&P companies in the mid-continent region, including in the Scoop, Stack, Cana-Woodford, Mississippian Lime and Springer plays.

Argentina

We have been operating an oilfield services business in Argentina since December 2014. Our first full year of operations was 2015. The market for our services in Argentina can be broken into three service offerings, (1) pressure pumping, (2) coiled tubing and (3) field management. The majority of our revenue comes from the pressure pumping market which can be broken into three sub-markets, (1) conventional wells, (2) tight gas wells and (3) unconventional wells. Generally, the conventional wells can be serviced with 3-5 pumping units whereas the tight gas wells require 8-10 pumping units. The unconventional wells in Argentina require anywhere from 16 to 24 pumping units. In 2015, we had sufficient pumping capacity to participate in the conventional well market. In 2016, we expanded our capacity and now have the capacity to serve customers in the tight gas market. In the second quarter of 2017, we entered into a two-year contract with the largest operator in Argentina to provide services for their tight gas completions program. We anticipate that as the market in Argentina recovers and activity increases, there may be opportunities to secure other long-term agreements and add additional pumping capacity to service all three markets.

Our coiled tubing services support our pressure pumping business, including the drill out of frac plugs, wash-downs, chemical treatments and workover activity. We provide these services to the conventional, tight gas and unconventional well markets in Argentina.

Our field management business consists of various degrees of subsurface analysis derived from the data received from clients or otherwise acquired. The different forms of data include geophysical, geo-mechanical, core samples and other information provided by our customers and data acquired, processed and interpreted by our team including real time fiber optic information data gathered from pressure gauges installed in the wells. This market is driven by exploration and step-out development in new regions or in mature areas where our customers are looking to better understand the production associated with older wells. The market for these services is limited but complements our primary business lines and we believe these services bring expertise and value to our customers.

The Baker Hughes rig counts noted drilling rig count in Argentina peaked at 113 in 2014, bottomed at 52 in January 2017 and was 68 in January 2018. The rig count is an indicator of activity in Argentina that we expect will continue to drive the utilization and pricing of our services. Additionally, as wells become more complex and drilling activity moves from traditional to tight gas and then horizontals, we believe demand for pressure pumping services will grow.

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

We maintain insurance coverage of types and amounts that we believe to be customary and reasonable for companies of our size and with similar operations. In accordance with industry practice, however, we do not maintain insurance coverage against all the operating risks to which our business is exposed. Therefore, there is a risk our insurance program may not be sufficient to cover any particular loss or all losses. Currently, our insurance program includes, among other things, general liability, excess liability, sudden and accidental pollution, contractors’ pollution, equipment floater, commercial property, vehicle, workers’ compensation, directors and officers liability, employment practices liability, and employer’s liability coverage. Our insurance includes various limits and deductibles or retentions, which must be met prior to or in conjunction with recovery.

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

We cannot predict changes in the interpretation of, or changes to the policies adopted by governmental agencies in connection with the enforcement of, existing laws and regulations or how such laws, regulations and policies may be interpreted by enforcement agencies or court rulings in the future. We also cannot predict whether additional laws and regulations will be adopted, including changes in regulatory oversight, increase of federal, state or local taxes, increase of inspection costs, or the effect such changes may have on us, our businesses or our financial condition.

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

In the last several years, there has been domestic and international scrutiny of hydraulic fracturing activities, resulting in additional regulation. Domestically, the U.S. Environmental Protection Agency (“EPA”) and other federal agencies, including the Bureau of Land Management (“BLM”) have finalized rules or made proposals that would subject hydraulic fracturing to further regulation and could restrict the practice of hydraulic fracturing. For example, in 2016 the EPA issued final regulations under the CAA establishing performance standards for oil and gas activities, including standards for the capture of air emissions released during hydraulic fracturing and finalized CWA regulations that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. In addition, some states and municipalities have significantly limited drilling activities and/or hydraulic fracturing, or are considering doing so. The BLM and several states have already adopted and more states are considering adopting laws and/or regulations that require disclosure of chemicals used in hydraulic fracturing and impose more stringent permitting, disclosure and well-construction requirements on hydraulic fracturing operations. The BLM published a final rule in March 2015 that established new or more stringent standards relating to hydraulic fracturing on federal and American Indian lands. This BLM rule was challenged in litigation, and, in December 2017, the BLM published a final rule rescinding the March 2015 rule. In January 2018, litigation challenging the BLM’s rescission of the 2015 rule was brought in federal court. If such litigation is successful or if the March 2015 rule is otherwise restored in whole or in part, our hydraulic fracturing activities may be subject to increased regulatory burden. Also in Oklahoma, where we operate in the U.S., the Oklahoma Corporation Commission has taken steps to address the potential link between hydraulic fracturing activities and underground injection disposal well operations and induced seismic events. In Argentina, Neuquén Province has promulgated rules and procedures for the exploration and development of unconventional reservoirs, while other provinces have banned hydraulic fracturing altogether. Although it is not possible at this time to predict the final outcome of these proposals, any new federal, state or local restrictions on hydraulic fracturing that may be imposed in areas in which we conduct business could potentially result in increased compliance costs for us or our customers, or delays in development or restrictions on our operations or the operations of our customers, which in turn could have an adverse effect on our business and results of operations.

In addition, from time to time regulators in both the U.S. and Argentina have taken steps to restrict emissions of carbon dioxide, methane, and other greenhouse gases based on determinations by the scientific community that such emissions are contributing to climate change. Initiatives to date have generally focused on the development of cap-and-trade and/or carbon tax programs. A cap-and-trade program generally would cap overall greenhouse gas emissions on an economy-wide basis and require major sources of greenhouse gas emissions or major fuel producers to acquire and surrender emission allowances. Carbon taxes could likewise affect us by being based on emissions from our equipment and could indirectly affect us by increasing operating costs for our customers. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require us to incur costs to reduce emissions of greenhouse gases associated with our operations. Severe limitations on greenhouse gas emissions could also adversely affect demand for oil and natural gas, which could decrease demand for our services and have a material adverse effect on our profitability, financial condition and liquidity.

Raw Materials

We purchase various raw materials and component parts in connection with delivering our services. These materials are generally, but not always, available from multiple sources and may be subject to price volatility. While we generally do not experience significant long-term shortages of these materials, we have from time to time experienced temporary shortages of particular raw materials. We are always seeking ways to ensure the availability of resources, as well as manage costs of raw materials.

Cyclical Nature of Our Industry

We operate in a highly cyclical industry. The key factor driving demand for our services is the level of drilling activity by E&P companies, which in turn depends largely on the current and anticipated economics of new well completions. Global supply and demand for oil and the domestic supply and demand for natural gas are critical in assessing industry outlook. Demand for oil and natural gas is cyclical and subject to large, rapid fluctuations. E&P companies tend to increase capital expenditures in response to increases in oil and natural gas prices, which generally results in greater revenues and profits for oilfield service companies such as ours. Increased capital expenditures also ultimately lead to greater production, which historically has resulted in increased supplies and reduced prices which in turn tend to reduce demand for oilfield services. For these reasons, the results of our operations may fluctuate from quarter to quarter and from year to year.

Seasonality

Seasonal weather and severe weather conditions can temporarily impair our operations by reducing our ability to operate for certain time periods, thereby reducing demand for our services.

Employees

At December 31, 2017, we had approximately 230 employees, all of which were full-time employees. As of December 31, 2017, approximately 90% of our Argentine employees and none of our U.S. employees were represented by unions under collective bargaining agreements.

Facilities

Our principal executive offices are located at 2930 West Sam Houston Parkway North, Suite 275, Houston, Texas 77043. In addition, we own or lease additional facilities in the various areas in which we operate. For more information about our facilities, please read Part 1 – Item 2 – “Properties.”

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

Corporate Information

We are a Nevada corporation. We were formed in 2003 in connection with the domestication of a predecessor from the Province of Ontario to Nevada. Our principal executive offices are located at 2930 W. Sam Houston Pkwy. N., Suite 275, Houston, Texas 77043, and our main telephone number at that address is (281) 531-7200. Our website is available at www.ecostim-es.com. Investors should also note that we may announce material financial information in our filings with the U.S. Securities and Exchange Commission (the “SEC”), press releases and public conference calls. Based on guidance from the SEC, we may use the investor relations section of our website to communicate with our investors. It is possible that the financial and other information posted there could be deemed to be material information. Information contained on or available through our website is not part of or incorporated by reference into this Form 10-K or any other report we may file with the SEC, except to the extent explicitly stated in any such report.

We file our reports, proxy statements and other information with the SEC. You can read and copy these reports, proxy statements and other information concerning Eco-Stim at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. Please call the SEC at 1-800-SEC-0330 for further information about the operation of the SEC’s Public Reference Room. The SEC also maintains an internet site that contains all reports, proxy statements and other information that we file electronically with the SEC. The address of that website is http://www.sec.gov. We also make available free of charge on our internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC. Additionally, we make available free of charge on our internet website:

●	our Code of Business Conduct and Ethics, which includes our Financial Code of Ethics for our Chief Executive Officer and Senior Financial Officers; and

●	the charters of the audit, compensation, and nominating and governance committees of the Board.

We intend to disclose changes in or waivers of our Financial Code of Ethics for our Chief Executive Officer and Senior Financial Officers and waivers of our Code of Business Conduct and Ethics for our directors or executive officers on our internet website within four business days of such change or waiver and maintained for at least 12 months, or report such changes or waivers on Item 5.05 of Form 8-K. All of these corporate governance materials are also available free of charge in print to stockholders who request them in writing addressed to Eco-Stim Energy Solutions, Inc., Attention: Investor Relations, 2930 W. Sam Houston Pkwy N., Suite 275, Houston, Texas 77043.

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

ITEM 1A. RISK FACTORS

An investment in our securities involves a number of risks. You should carefully consider the risks described in “Risk Factors,” in addition to the other information contained in this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before investing in our securities. These risks could materially affect our business, financial condition and results of operations, and cause the trading price of our securities to decline. You could lose part or all of your investment. You should bear in mind, in reviewing this Form 10-K, that past experience is no indication of future performance. You should read the section titled “Cautionary Statements Regarding Forward-Looking Statements” for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this Form 10-K.

Risks Related to Our Business

Our business depends on capital spending by the oil and natural gas industry, and reductions in capital spending could have a material adverse effect on our results of operations, financial condition and cash flows.

Our business is directly affected by the capital spending of E&P companies to explore for, develop and produce oil and natural gas in the United States and Argentina. The significant decline in oil and natural gas prices that began in late 2014 caused a reduction in the exploration, development and production activities of most of these companies. These cuts in spending have curtailed drilling programs, which has resulted in a reduction in the demand for our services as compared to activity levels in late 2014, as well as the prices we can charge. In addition, certain of these companies could become unable to pay their vendors and service providers, including us, as a result of the decline in commodity prices. Reduced discovery rates of new oil and natural gas reserves in our areas of operation as a result of decreased capital spending may also have a negative long-term impact on our business, even in an environment of stronger oil and natural gas prices. Any of these conditions or events could adversely affect our operating results. If the recent recovery in oil and natural gas prices does not continue or E&P companies fail to further increase their capital spending, it could have a material adverse effect on our results of operations, financial condition and cash flows.

Industry conditions are influenced by numerous factors over which we have no control, including:

●	domestic and foreign economic conditions and supply of and demand for oil and natural gas;

●	the level of prices, and expectations about future prices, of oil and natural gas;

●	the level of global oil and natural gas exploration and production;

●	the level of domestic and global oil and natural gas inventories;

●	the supply of and demand for pressure pumping services and equipment in the United States and Argentina;

●	federal, state and local regulation of hydraulic fracturing and exploration and production activities, and U.S. federal, state and local and non-U.S. governmental regulations and taxes as well as public pressure on governmental bodies and regulatory agencies to regulate our industry;

●	governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;

●	political and economic conditions in oil and natural gas producing countries;

●	actions by the members of the Organization of Petroleum Exporting Countries (“OPEC”) with respect to oil production levels and announcements of potential changes in such levels, including the failure of such countries to comply with announced production cuts;

●	worldwide political, military and economic conditions;

●	the cost of producing and delivering oil and natural gas;

●	the discovery rates of new oil and natural gas reserves;

●	shareholder activism or activities by non-governmental organizations to restrict the exploration, development and production of oil and natural gas;

●	the availability of water resources, suitable proppant and chemicals in sufficient quantities for use in hydraulic fracturing fluids;

●	advances in exploration, development and production technologies or in technologies affecting energy consumption;

●	the potential acceleration of development of alternative fuels; and

●	uncertainty in capital and commodities markets and the ability of oil and natural gas companies to raise equity capital and debt financing.

The volatility of oil and natural gas prices may adversely affect the demand for our services and adversely impact our results of operations.

The demand for our services is primarily determined by current and anticipated oil and natural gas prices and the related levels of capital spending and drilling activity in the areas in which we have operations. Volatility or weakness in oil prices or natural gas prices (or the perception that oil prices or natural gas prices will decrease) affects the spending patterns of E&P companies and may result in the drilling of fewer new wells. This, in turn, could lead to lower demand for our services and may cause lower utilization of our assets. We may experience significant fluctuations in operating results as a result of the reactions of E&P companies to changes in oil and natural gas prices. For example, prolonged low commodity prices experienced by the oil and natural gas industry beginning in late 2014 and uncertainty about future prices even when prices increased, combined with adverse changes in the capital and credit markets, caused many E&P companies to significantly reduce their capital budgets and drilling activity. This resulted in a significant decline in demand for oilfield services and adversely impacted the prices oilfield services companies could charge for their services.

Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. During the past four years, the posted West Texas Intermediate (“WTI”) price for oil has ranged from a low of $26.21 per barrel (“Bbl”) in February 2016 to a high of $107.26 per Bbl in June 2014. During 2016, WTI prices ranged from $26.21 to $54.06 per Bbl and during 2017, WTI prices ranged from $42.48 to $57.21 per Bbl. As of the first week of March 2018, WTI prices were around $62 per Bbl. If the prices of oil and natural gas continue to be volatile, reverse their recent increases, or decline, our operations, financial condition and cash flows may be materially and adversely affected.

We may be adversely affected by uncertainty in the global financial markets and the deterioration of the financial condition of E&P companies.

Our future results may be impacted by the uncertainty caused by an economic downturn, volatility or deterioration in the debt and equity capital markets, inflation, deflation or other adverse economic conditions that may negatively affect us or parties with whom we do business resulting in a reduction in our customers’ spending and their non-payment or inability to perform obligations owed to us, such as the failure of customers to honor their commitments or the failure of major suppliers to complete orders. Additionally, during times when the natural gas or crude oil markets weaken, E&P companies are more likely to experience financial difficulties, including being unable to access debt or equity financing, which could result in a reduction in spending for our services. In addition, in the course of our business we hold accounts receivable from our customers. In the event of the financial distress or bankruptcy of a customer, we could lose all or a portion of such outstanding accounts receivable associated with that customer. Further, if a customer was to enter into bankruptcy, it could also result in the cancellation of all or a portion of our service contracts with such customer at significant expense or loss of expected revenues to us.

Our operations are subject to inherent risks, some of which are beyond our control. These risks may be self-insured, or may not be fully covered under our insurance policies.

Our operations are subject to hazards inherent in the oil and natural gas industry, such as, but not limited to, accidents, blowouts, explosions, craterings, fires, oil spills and releases of hydraulic fracturing fluids or wastewater into the environment. These conditions can cause:

●	disruption in operations;

●	substantial repair or remediation costs;

●	personal injury or loss of human life;

●	significant damage to or destruction of property and equipment;

●	environmental pollution, including groundwater contamination;

●	unusual or unexpected geological formations or pressures and industrial accidents;

●	impairment or suspension of operations; and

●	substantial revenue loss.

In addition, our operations are subject to, and exposed to, employee/employer liabilities and risks such as wrongful termination, discrimination, labor organizing, retaliation claims and general human resource related matters.

The occurrence of a significant event or adverse claim in excess of the insurance coverage that we maintain or that is not covered by insurance could have a material adverse effect on our liquidity, combined results of operations and combined financial condition. Claims for loss of oil and natural gas production and damage to formations can occur in the oilfield services industry. Litigation arising from a catastrophic occurrence at a location where our equipment and services are being used may result in our being named as a defendant in lawsuits asserting large claims.

We do not have insurance against all foreseeable risks, either because insurance is not available or because of the high premium costs. The occurrence of an event not fully insured against or the failure of an insurer to meet its insurance obligations could result in substantial losses. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable. Insurance may not be available to cover any or all of the risks to which we are subject, or, even if available, it may be inadequate, or insurance premiums or other costs could rise significantly in the future so as to make such insurance prohibitively expensive

We have a limited operating history and are subject to the substantial risks inherent in the growth and development of a relatively new business enterprise.

We have a limited operating history and, accordingly, we are subject to substantial risks inherent in the growth and development of a relatively new business enterprise. We have been operating an oilfield services business in Argentina since December 2014, with 2015 as our first full year of operations in that country. We commenced our oilfield services operations in the United States in the second quarter of 2017, with our first U.S. spread commencing operations in May 2017 and our second U.S. spread commencing operations October 2017. Although the amount of revenue generated from our operations increased significantly in 2017 as compared to prior periods, we have sustained operating losses in each of the past three years and there can be no assurance that we will be able to continue to grow our revenues or attain operating profitability.

In addition, we have a very limited business history that investors can analyze to aid them in making an informed judgment as to the merits of an investment in our company. Any investment in our company should be considered a high-risk investment because the investor will be placing funds at risk in our company with unforeseen costs, expenses, competition, operational challenges, and other problems to which new ventures are often subjected. Investors should not invest in our company unless they can afford to lose their entire investment. As we are relatively early in the revenue-generation process, our prospects must be considered in light of the risks, expenses, and difficulties encountered in the establishment, growth and development of a new business in a highly competitive industry.

We may have difficulty managing growth in our business, which could adversely affect our financial condition and results of operations.

As a relatively new business enterprise, growth in accordance with our business plan, if achieved, could place a significant strain on our financial, technical, operational and management resources. As we expand the scope of our activities and our geographic coverage through either organic growth or acquisitions, there will be additional demands on our financial, technical, operational and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrences of unexpected expansion difficulties, including the failure to recruit and retain experienced managers, engineers and other professionals in the oilfield services industry, could have a material adverse effect on our business, financial condition, results of operations and our ability to successfully or timely execute our business plan. We do not have highly sophisticated systems to forecast our future revenue or profitability and therefore could experience difficulty in managing our growth and associated working capital needs.

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

A key element of our business strategy involves the expansion of our services, geographic presence and customer base. These aspects of our strategy are subject to numerous risks and uncertainties, including:

●	an inability to retain or hire experienced crews and other personnel;

●	a lack of customer demand for the services we intend to provide;

●	an inability to secure necessary equipment, raw materials (particularly sand and other proppants) or technology to successfully execute our expansion plans;

●	shortages of water used in our hydraulic fracturing operations;

●	unanticipated delays that could limit or defer the provision of services by us and jeopardize our relationships with existing customers and adversely affect our ability to obtain new customers for such services; and

●	competition from new and existing services providers.

Encountering any of these or any unforeseen problems in implementing our planned expansion could have a material adverse impact on our business, financial condition, results of operations and cash flows, and could prevent us from achieving the increases in revenues and profitability that we hope to realize.

We participate in a capital-intensive industry and have limited sources of liquidity. Accordingly, we may have capital needs for which our internally generated cash flows and other sources of liquidity may not be adequate.

The oil and gas industry is capital intensive. We have substantial future capital requirements, including the need to fund growth through acquisition of additional equipment and assets, working capital and capital expenditures and any future debt service obligations. Since December 2013, our operations and growth have been funded primarily by proceeds from various equity and debt offerings and more recently by cash flows from operations. Our ability to fund future operations and our planned capital expenditures will depend upon our future operating performance and, more broadly, on the availability and terms of equity and debt financing since we have limited internal sources of liquidity. The availability and terms of financing will be affected by prevailing economic conditions, market conditions in the exploration and production industry, and financial, business and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flows from operations or to obtain additional capital on favorable terms or at all, we may be unable to continue growing our business or to sustain or increase our current level of profitability. Our inability to grow our business may adversely impact our ability to generate profits. Moreover, if we cannot generate sufficient cash flows or otherwise secure sufficient liquidity to support our capital requirements, we may not be able to meet our payment obligations, which could have a material adverse effect on our results of operations or liquidity.

Our liquidity needs and indebtedness, and any indebtedness we may incur in the future, could restrict our operations and make us more vulnerable to adverse economic conditions.

Any indebtedness, whether incurred in connection with acquisitions, operations or otherwise, may adversely affect our operations and limit our growth. In addition, our obligations under our Recourse Receivables Purchase & Security Agreement with Porter Capital Corporation (the “Receivables Agreement”) are secured by liens on certain of our assets, including our accounts receivable, chattel paper, inventory and substantially all of our equipment for our U.S. operations (excluding equipment subject to vendor financing). If our obligations under the Receivables Agreement are accelerated pursuant to the terms of the agreement, we cannot assure you that we will have sufficient funds to repay such obligations and our other obligations arising under our indebtedness or other obligations.

Our level of indebtedness may affect our operations in several ways, including the following:

●	increasing our vulnerability to general adverse economic and industry conditions;

●	the covenants that are contained in the agreements governing our indebtedness could limit our ability to borrow funds, dispose of assets, pay dividends and make certain investments;

●	our debt covenants could also affect our flexibility in planning for, and reacting to, changes in the economy and in our industry;

●	any failure to comply with the financial or other covenants of our debt, including covenants that impose requirements to maintain certain financial ratios, could result in an event of default, which could result in some or all of our indebtedness becoming immediately due and payable;

●	our level of debt could impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes; and

●	our business may not generate sufficient cash flow from operations to enable us to meet our obligations under our indebtedness, and we may have difficulty making debt service payments on such indebtedness as payments become due.

Our customer base is concentrated, and the loss of one or more of our significant customers could cause our revenues to decline substantially and have a material adverse effect on our results of operations, financial condition and cash flows.

Our customer base in both the United States and Argentina is concentrated. We commenced our operations in Argentina in December 2014 and our operations in the U.S. in May 2017. For the year ended December 31, 2017, our first two U.S. customers accounted for approximately 99% of our total U.S. revenue. In November 2017, we negotiated an early release of our first U.S. spread from our contract with our first U.S. customer and we are redeploying that spread to serve other customers; however, there can be no assurance that we will be able to successfully redeploy this spread at attractive utilization or pricing levels or within a short period of time. For the year ended December 31, 2017, our largest customer in Argentina accounted for approximately 44% of our total revenue and approximately 99% of the revenue generated from our operations in Argentina.

We will likely continue to derive a significant portion of our revenue from a relatively small number of customers in the future. If a significant customer fails to pay us, our revenue would be adversely impacted and our operating results and financial condition could be materially harmed. Additionally, if we were to lose a major customer, we may not be able to redeploy our equipment at similar utilization or pricing levels or within a short period of time and such loss could have a material adverse effect on our business until the equipment is redeployed at similar utilization or pricing levels. In addition, contracts with our existing customers may contain provisions whereby the customers may terminate the agreement in the event we are unable to perform under the terms of the contract or make adjustments to service and/or materials fees payable thereunder based on changing market conditions. Our customer contracts are also subject to termination by customers under certain circumstances, and any such termination could have a material adverse effect on our business.

We have incurred losses to date under our service contract with our largest customer in Argentina. If our efforts to renegotiate the terms of our existing contract and enter into a new agreement with more favorable terms are unsuccessful, we may continue to incur losses under the contract. Also, if our negotiations are unsuccessful and we are unable to reach agreement with our customer, we may be released from the contract. If we receive an early release from the contract, our operations in Argentina may continue to incur losses, which could be substantial, until we are able to obtain new work from other customers. In addition, we may determine to reduce the scale of, shut down, or sell our operations in Argentina, which could result in the incurrence of material losses and expenses.

In the second quarter of 2017, we entered into a two-year contract with the largest operator in Argentina to provide services for their tight gas completions program. To date, we have incurred losses under the contract due to lower than expected utilization of our assets, higher than expected third party costs incurred in order to provide the bundled services contemplated under the contract, and other factors. We have been engaged in extensive negotiations with our customer to seek modifications to the contract that would provide us with more favorable operating results. However, there can be no assurance that our efforts to renegotiate the terms of the contract will be successful, and we may continue to incur losses under the contract in the future. Our negotiations with our customer may also result in an early release from our obligations under the contract. If we receive an early release from the contract, we may incur further losses associated with our Argentina operations, which could be substantial, while we transition to new customers, and there can be no assurance that we obtain contracts with new customers on favorable terms. In addition, there can be no assurance that our negotiations will result in either modifications to the contract or a release from the contract prior to the end of its current term. In addition, our Argentina operations may require access to additional capital if we continue to incur losses under our existing contract or during any transition period from our current customer to work for new customers following an early release from our current contract, which could involve the incurrence of indebtedness, cash contributions to our Argentinian subsidiary from our parent company, or third-party financing. We may also incur other material costs in connection with our efforts to renegotiate or exit our current contract. In addition, we may determine to reduce the scale of, shut down, or sell our operations in Argentina, which could result in the incurrence of material losses and expenses.

We may not be able to fulfill, renew or replace our existing agreements on attractive terms or at all, which could adversely impact our results of operations, financial condition and cash flows.

We can provide no assurance that we will be able to successfully fulfill, renew or replace our existing agreements with new agreements on or prior to their expiration on terms satisfactory to us or the customer or that we will be able to continue to provide services under those existing agreements without service interruption. We are dependent on entering into additional service agreements to grow our business. If we are not able to either renew or enter into additional service agreements, our results of operations, financial condition and cash flows could be adversely impacted.

We are exposed to the credit risk of our customers, and any material nonpayment or nonperformance by our customers could adversely affect our financial results.

We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers, many of whose operations are concentrated solely in the exploration and production industry which, as described above, is subject to volatility and, therefore, credit risk. Our credit procedures and policies may not be adequate to fully reduce customer credit risk. If we are unable to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration in their creditworthiness, any resulting increase in nonpayment or nonperformance by them and our inability to re-market or otherwise use our equipment could have a material adverse effect on our financial condition, results of operations and cash flows.

We may be unable to maintain or improve pricing on our core services.

Pressures stemming from fluctuating market conditions and oil and natural gas prices may make it difficult to maintain or improve the pricing for our services. We have faced in the past, and may continue to face in the future, reductions in demand for our services as well as pricing pressure from the competitors who are also competing for those same opportunities. If we are unable to maintain or improve pricing on our core services, our financial results will be negatively impacted.

Our customers may choose to integrate their operations vertically by purchasing and operating their own well stimulation fleet, expanding the amount of well stimulation equipment they currently own or using alternative technologies for enhancing oil and gas production.

Our customers may choose to integrate their operations vertically by purchasing and operating their own well stimulation fleets in lieu of using our well stimulation services. In addition, there are other technologies available for the artificial enhancement of oil and natural gas production and our customers may elect to use these alternative technologies instead of the well stimulation services we provide. Vertical integration increases or use of alternative technologies could result in decreased demand for our well stimulation services, which may have a material adverse effect on our business, results of operations and financial condition.

Our assets require significant amounts of capital for maintenance, upgrades and refurbishment and we may require significant capital expenditures for additional equipment.

Our pressure pumping and other related equipment requires significant capital investment for maintenance, upgrades and refurbishment to maintain their competitiveness. The costs of components and labor have increased in the past and may increase in the future with increases in demand, which will require us to incur additional costs to maintain our current equipment or upgrade and maintain any spreads we may acquire in the future. Our spreads and other equipment typically do not generate revenue while they are undergoing maintenance, upgrades or refurbishment. Any maintenance, upgrade or refurbishment project for our assets could increase our indebtedness or reduce cash available for other opportunities. Furthermore, such projects may require proportionally greater capital investments as a percentage of total asset value, which may make such projects difficult to finance on acceptable terms. To the extent we are unable to fund such projects, we may have less equipment available for service or our equipment may not be attractive to potential or current customers. Additionally, competition or advances in technology within our industry may require us to update or replace existing spreads or build or acquire new spreads. Such demands on our capital or reductions in demand for our pressure pumping services and the increase in cost of labor necessary for such maintenance and improvement, in each case, could have a material adverse effect on our financial condition, results of operations, cash flows and prospects.

We rely on a limited number of third parties for sand, proppant and chemicals, and delays in deliveries of such materials, increases in the cost of such materials or our contractual obligations to pay for materials that we ultimately do not require could harm our business, results of operations and financial condition.

We have established relationships with a limited number of suppliers of our raw materials (such as guar gum, sand, proppant and chemicals). Should any of our current suppliers be unable to provide the necessary materials or otherwise fail to deliver the materials in a timely manner and in the quantities required, any resulting delays in the provision of services could have a material adverse effect on our business, results of operations and financial condition. Additionally, increasing costs of such materials may negatively impact demand for our services or the profitability of our operations. In the past, our industry has faced sporadic proppant shortages associated with hydraulic fracturing operations requiring work stoppages, which has adversely impacted the operating results of some of our competitors. We may not be able to mitigate any future shortages of materials, including proppant. Furthermore, to the extent our contracts require us to purchase more materials, including proppant, than we ultimately require, we may be forced to pay for the excess amount under “take or pay” contract provisions.

Our ability to operate successfully depends on the availability of water.

Well stimulation, and pressure pumping more generally, can require a significant supply of water, and water supply and quality are important requirements to our operations. We expect the water requirements necessary for us to conduct our operations will be obtained from sources on or near the well sites, but there is no assurance that there will be a sufficient supply of water from sources in these areas, some of which are prone to drought. For example, in December 2016, the Neuquén province in Argentina declared a 12-month state of emergency as a result of a severe drought. In response to this emergency, the Governor of Neuquén also established a special committee with broad powers to take any “urgent and immediate action deemed necessary to address the water emergency.” While we cannot predict what measures may be taken in response to drought conditions, limitations on water use or increased costs to obtain water from alternative sources has the potential to adversely affect our operations, financial position, and results of operations.

Federal or state legislative and regulatory initiatives related to induced seismicity could result in operating restrictions or delays in the drilling and completion of oil and natural gas wells that may reduce demand for our services and could have a material adverse effect on our business, financial condition and results of operations.

Our E&P company customers dispose of flowback and produced water or certain other oilfield fluids gathered from oil and natural gas E&P operations in accordance with permits issued by government authorities overseeing such disposal activities. While these permits are issued pursuant to existing laws and regulations, these legal requirements are subject to change based on concerns of the public or governmental authorities regarding such disposal activities. One such concern relates to recent seismic events near underground disposal wells that are used for the disposal by injection of flowback and produced water or certain other oilfield fluids resulting from oil and natural gas activities. When caused by human activity, such events are called induced seismicity. Developing research suggests that the link between seismic activity and wastewater disposal may vary by region, and that only a very small fraction of the tens of thousands of injection wells have been suspected to be, or may have been, the likely cause of induced seismicity. In March 2016, the United States Geological Survey identified six states with the most significant hazards from induced seismicity, including Oklahoma, Kansas, Texas, Colorado, New Mexico, and Arkansas. In response to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, Oklahoma issued rules for wastewater disposal wells that imposed certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults and also, from time to time, is developing and implementing plans directing certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. The Texas Railroad Commission adopted similar rules. More recently, in December 2016, the Oklahoma Corporation Commission’s (“OCC”) Oil and Gas Conservation Division and the Oklahoma Geological Survey released well completion seismicity guidance, which requires operators to take certain prescriptive actions, including an operator’s planned mitigation practices, following certain unusual seismic activity within 1.25 miles of hydraulic fracturing operations. In addition, in February 2017, the OCC’s Oil and Gas Conservation Division issued an order limiting future increases in the volume of oil and natural gas wastewater injected below ground into the Arbuckle formation in an effort to reduce the number of earthquakes in the state and imposed further reductions in the Edmond area in August 2017. Another consequence of seismic events may be lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal.

These developments could result in additional regulation and restrictions on the use of injection wells by our customers to dispose of flowback and produced water and certain other oilfield fluids. Increased regulation and attention given to induced seismicity also could lead to greater opposition to, and litigation concerning, oil and natural gas activities utilizing injection wells for waste disposal. Any one or more of these developments may result in our customers having to limit disposal well volumes, disposal rates or locations, or require our customers or third party disposal well operators that are used to dispose of customers’ wastewater to shut down disposal wells, which developments could adversely affect our customers’ business and result in a corresponding decrease in the need for our services, which could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to provide services that meet the specific needs of oil and natural gas E&P companies at competitive prices.

The markets in which we operate are highly competitive and have relatively few barriers to entry, and the competitive environment has intensified as recent mergers among E&P companies have reduced the number of available customers. The principal competitive factors in the markets in which we operate are product and service quality and availability, responsiveness, experience, technology, equipment quality, reputation for safety and price. We compete with small companies capable of competing effectively in our markets on a local basis. We also compete with large national and multi-national companies that have longer operating histories, greater financial, technical and other resources and greater name recognition than we do. Our initial well stimulation fleet in Argentina currently does not have sufficient HHP to enable us to participate in unconventional or larger well stimulation jobs. See Part I – Item 1 – “Business—Markets.”

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

Our performance is primarily dependent upon the efficient and uninterrupted operation of our pressure pumping fleets and, to a lesser extent, the functionality of our coiled tubing unit in Argentina. If our operation of such core equipment experiences unanticipated disruption due to an accident, mechanical failure, shortage of spare parts or other unforeseen event such as a fire, explosion, violent weather conditions or unexpected operational difficulties, or if we have to schedule a temporary shutdown to perform maintenance on any of our core equipment, our ability to provide timely services to our customers could be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not be successful in implementing technology development and enhancements.

The market for our services and products is characterized by continual technological developments to provide better and more reliable performance and services. If we are not able to provide commercially competitive services in a timely manner in response to changes in technology, our business and revenues could be materially and adversely affected. Likewise, if our technologies, equipment, or work processes become obsolete, we may no longer be competitive and our business and revenues could be materially and adversely affected.

We depend on the services of key executives, the loss of whom could materially harm our business.

The management of our Company is important to our success because they are instrumental in setting our strategic direction, operating the business, identifying, recruiting and training key personnel, and identifying expansion opportunities. Losing the services of any of these individuals could adversely affect our business until a suitable replacement could be found. We do not maintain key man life insurance on any of our management. As a result, we are not insured against any losses resulting from the death of our key employees.

We may be unable to employ a sufficient number of skilled and qualified workers.

The delivery of our services requires personnel with specialized skills and experience who can perform physically demanding work. As a result of the volatility of the oilfield service industry and the demanding nature of the work, workers may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive. The demand for skilled workers is high and the supply is limited.

We may be adversely impacted by work stoppages or other labor matters.

The petroleum and oil-service industries in Argentina, where we operate, and certain other countries are unionized, and it is likely that we may experience work stoppages or other labor disruptions from time to time. As of December 31, 2017, approximately 90% of our Argentine employees were represented by unions and they are working under the conditions stated in their collective bargaining agreements. No assurance can be given that the collective bargaining agreements will be successfully extended or renegotiated as they expire from time to time. If any collective bargaining agreement is not extended or renegotiated, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage or interruption, we could experience a significant disruption of, or inefficiencies in, our operations or incur higher labor costs, which could have a material adverse impact on our combined results of operations and financial condition by disrupting our ability to perform well stimulation or pressure pumping and other services for the customers under our service contracts. In addition, although none of our U.S. employees are currently represented by unions under collective bargaining agreements, there can be no assurance that will be the case in the future or that we will not encounter work stoppages or labor disruptions in the U.S. market.

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

Recently enacted changes to the U.S. federal income tax laws could adversely affect our financial position, results of operations, and cash flows.

Recently enacted legislation, commonly referred to as the Tax Cuts and Jobs Act, made significant changes to the U.S. federal income taxation of business entities. These changes include a permanent reduction to the corporate income tax rate. Such rate reduction, however, could be offset by other changes intended to broaden the tax base, including (i) imposing new limitations on the utilization of net operating losses, (ii) limiting the deductibility of interest expense, and (iii) eliminating the deduction for certain domestic production activities. The Tax Cuts and Jobs Act is highly complex and subject to interpretation. We continue to examine the impact the Tax Cuts and Jobs Act may have on us, and it could have an adverse effect on our financial position, results of operations, and cash flows.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2017, we had approximately $84.0 million of U.S. federal net operating loss carryforwards (“NOLs”), which begin to expire in 2018. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382). An ownership change generally occurs if one or more shareholders (or groups of shareholders) who are each deemed to own at least 5% of our stock change their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382, determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in Section 382, subject to certain adjustments. Any unused annual limitation may be carried over to later years. We may have previously experienced and may in the future experience one or more “ownership changes.” As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. We believe that the the Fir Tree transaction (noted in Part III – Item 13 - Certain Relationships and Related Transactions, and Director Independence-Transactions with Fir Tree) may constitute a change in control, which could impact our ability to utilize our NOLs; however, we have not yet fully evaluated the impact this transaction will have on us. Furthermore, as discussed above, we continue to examine the impact the Tax Cuts and Jobs Act may have on us with respect to our ability to utilize our NOLs as well as the value of our NOLs to us as a result of the decrease in corporate income tax rates. See “Recently enacted changes to the U.S. federal income tax laws could adversely affect our financial position, results of operations, and cash flows.”

Risks Related to Our Operations in Argentina and Other Foreign Jurisdictions

Our business may be impacted by economic conditions in Argentina.

Our business may be impacted by economic conditions prevailing in Argentina. The Argentine economy has experienced significant volatility in past decades, including numerous periods of low or negative growth and high and variable levels of inflation and devaluation. If economic conditions in Argentina contract, or if the Argentine government’s measures to attract or retain foreign investment and international financing in the future are unsuccessful, such developments could adversely affect our financial condition, results of operations, and cash flows.

Argentine economic conditions are dependent on a variety of factors, including (but not limited to) the following:

●	international demand for Argentina’s principal exports;

●	international prices for Argentina’s principal commodity exports;

●	stability and competitiveness of the Argentine Peso against foreign currencies;

●	levels of consumer consumption and foreign and domestic investment and financing; and

●	the rate of inflation.

In recent years, Argentina has confronted inflationary pressure. Increased rates of inflation in Argentina could increase our cost of operation and may negatively impact our results of operations and financial condition. There can be no assurance that inflation rates will not be higher in the future.

In addition, Argentina’s economy is vulnerable to adverse developments affecting its principal trading partners. A significant decline in the economic growth of any of Argentina’s major trading partners, such as Brazil, China or the U.S., could have a material adverse impact on Argentina’s balance of trade and adversely affect Argentina’s economic growth and may consequently adversely affect our financial condition, results of operations and cash flows. The Argentine Peso has been subject to significant devaluation in the past and may be subject to significant fluctuations in the future, consequently affecting our financial condition, results of operations and cash flows (see additionally Part I – Item 1A. Risk Factors – “We may be exposed to fluctuations in foreign exchange rates.”)

The Argentinian government has fixed oil and gas prices for domestic producers. Any decrease or removal of the fixed price could result in a corresponding reduction in drilling activity in Argentina, which could adversely impact our results of operations, financial condition and cash flows.

The Argentinian government has historically fixed the price of oil and natural gas. More recently, the government has been supportive of fixed prices for natural gas but has indicated a desire to allow the oil prices to adjust to international prices. We have no assurance that the government will not lower the fixed prices for oil or natural gas in the future or remove them altogether. If the fixed price for oil or natural gas were to be reduced or removed, there may be less drilling activity in Argentina, which could have a corresponding adverse effect on the demand for our products or services.

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

Financial and securities markets in Argentina, and the Argentine economy, are influenced by economic and market conditions in other markets worldwide. Considering the current international turmoil, Argentina’s economy remains vulnerable to external shocks, including those relating to or similar to the global economic crisis that began in 2008 and the more recent uncertainties surrounding European sovereign debt. Although economic conditions vary from country to country, investors’ perceptions of events occurring in one country may substantially affect capital flows into and investments in securities from issuers in other countries, including Argentina.

Consequently, there can be no assurance that the Argentine financial system and securities markets will not continue to be adversely affected by events in developed countries’ economies or events in other emerging markets, which could in turn adversely affect the Argentine economy and, as a consequence, the Company’s results of operations and financial condition.

The implementation of new export duties, other taxes and import regulations could adversely affect our results.

Changes in export duties, taxes and import regulations may negatively affect our business, financial condition and cash flows. For example, in 2012, the Argentine government adopted an import procedure pursuant to which local authorities must pre-approve any import of products and services to Argentina as a precondition to allow importers access to the foreign exchange market for the payment of such imported products and services. We cannot assure you that these taxes and import regulations will not continue or be increased in the future or that other new taxes or import regulations will not be imposed.

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

In the past, Argentina imposed exchange controls and transfer restrictions substantially limiting the ability of companies to retain foreign currency or make payments abroad. Although the Macri government lifted exchange controls and liberalized capital controls as described above, there can be no assurances regarding future modifications to exchange and capital controls. Exchange and capital controls could adversely affect our financial condition, results of operations and cash flows, and our ability to meet our foreign currency obligations and execute our financing plans.

Operating internationally subjects us to significant risks and regulations inherent in operating in foreign countries.

We may conduct operations in a number of countries as part of our growth strategy. Our international operations will be subject to a number of risks inherent to any business operating in foreign countries, and especially those with emerging markets, including the following risks, among others:

●	government instability, which can cause investment in capital projects by our potential customers to be withdrawn or delayed, reducing or eliminating the viability of some markets for our services;

●	potential expropriation, seizure, nationalization or detention of assets, such as the 2012 nationalization of Repsol S.A.’s interest in YPF;

●	difficulty in repatriating foreign currency received in excess of local currency requirements;

●	foreign currency exchange rate fluctuations, import/export tariffs and quotas;

●	civil uprisings, riots and war, which can make it unsafe to continue operations, adversely affect both budgets and schedules and expose us to losses;

●	availability of suitable personnel and equipment, which can be affected by government policy, or changes in policy that limit the importation of qualified crewmembers or specialized equipment in areas where local resources are insufficient;

●	decrees, laws, regulations, interpretation and court decisions under legal systems, which are not always fully developed and which may be retroactively applied and cause us to incur unanticipated and/or unrecoverable costs as well as delays which may result in real or opportunity costs; and

●	terrorist attacks, including kidnappings of our personnel.

We cannot predict the nature and the likelihood of any such events. However, if any of these or other similar events should occur, it could have a material adverse effect on our financial condition, results of operation and cash flow.

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

Our overall success as an international company may depend, in part, upon our ability to succeed in differing economic, social and political conditions. We may not continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business, which could negatively affect our profitability.

Our international operations involve the use of foreign currencies, which subjects us to exchange rate fluctuations, difficulty in repatriating foreign currencies and other currency risks.

We and our foreign subsidiaries from time to time will hold foreign currencies. Exchange rate fluctuations will subject us to currency risk as well as to other risks sometimes associated with international operations. In the future, we could experience fluctuations in financial results from our operations outside the U.S., and there can be no assurance that payments received in foreign currencies can be repatriated to the U.S. or that we will be able, contractually or otherwise, to reduce the currency risks associated with our international operations. In addition, the Tax Cuts and Jobs Act imposes one-time taxation on offshore earnings at reduced rates regardless of whether they are repatriated. The overall impact of the Tax Cuts and Jobs Act is uncertain, and our business and financial condition could be adversely affected.

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

The industry in which we compete is highly competitive, and most of our potential competitors will have greater financial resources than we do. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain or improve current revenue and cash flows could be adversely affected by the activities of our competitors and our customers. If our competitors substantially increase the resources they devote to the development and marketing of competitive services or substantially decrease the prices at which they offer their services, we may be unable to compete effectively. Some of these competitors may expand or construct newer, more powerful or more flexible well stimulation fleets that would create additional competition for us. Furthermore, reductions in drilling activity in markets such as North America may drive other oilfield services companies to relocate their equipment to the regions outside the U.S. in which we operate or intend to operate. Such increase in supply relative to demand could negatively impact pricing and utilization of our services. All of these competitive pressures could have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that additional competitors will not enter markets served or proposed to be served by us, that we will be able to compete successfully, or that we will have adequate funds to compete.

Regulatory compliance costs and restrictions, as well as delays in obtaining permits by the customers for their operations, such as for well stimulation and pressure pumping, or by us for our operations, could impair our business.

Our operations and the operations of our customers are subject to or impacted by a wide array of regulations in the jurisdictions in which our and their operations are located. As a result of changes in regulations and laws relating to the oil and natural gas industry, including well stimulation, our operations or the operations of our customers could be disrupted or curtailed by governmental authorities. The high cost of compliance with applicable regulations may cause customers to discontinue or limit their operations, and may discourage companies from continuing development activities. As a result, demand for our services could be substantially affected by regulations adversely impacting the oil and natural gas industry.

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

The oil and natural gas industry is significantly affected by stringent and complex federal, state and local laws and regulations concerning the discharge of substances into the environment or otherwise relating to environmental protection and worker health and safety matters. The cost of compliance with these laws can be significant. Failure to properly handle, transport or dispose of these materials or otherwise conduct our operations in accordance with these and other environmental laws could expose us to substantial liability for administrative, civil and criminal penalties, cleanup and site restoration costs and liability associated with releases of such materials, damages to natural resources and other damages, as well as potentially impair our ability to conduct our operations. We could be exposed to liability for cleanup costs, natural resource damages and other damages under these and other environmental laws. Such liability can be on a strict, joint and several liability basis, without regard to fault. Liability may be imposed as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Environmental laws and regulations have changed in the past, and they are likely to change in the future. If existing environmental requirements or enforcement policies change and become more stringent, we may be required to make significant unanticipated capital and operating expenditures.

The adoption of climate change legislation or regulations restricting emissions of greenhouse gases could result in increased operating costs and reduced demand for oil and natural gas.

In recent years, many national, federal, state and local governments have taken steps to reduce emissions of greenhouse gases. For example, in the United States, the EPA has finalized a series of greenhouse gas monitoring, reporting and emissions control rules for the oil and natural gas industry, and the U.S. Congress has, from time to time, considered adopting legislation to reduce emissions including carbon dioxide and methane. In December 2015, the United States and Argentina participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of greenhouse gases. The Agreement, which went into effect in November 2016, establishes a framework for the parties to cooperate and report actions to reduce greenhouse gas emissions. However, in August 2017, the U.S. State Department officially informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time. In addition, we cannot predict what additional steps, if any, Argentina may take as a result of participation in the Paris Agreement. Argentina has also passed a number of energy-efficiency related measures as well as requirements for the blending of ethanol and other biofuels with petroleum fuels. These measures could reduce demands for petroleum products, which in turn could have an adverse impact on demand for our services.

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

Many national, provincial, and local governments and agencies have adopted laws and regulations or are evaluating proposed legislation and regulations that are focused on the extraction of shale gas or oil using well stimulation, which is part of the overall services we provide to our customers. Well stimulation is a treatment routinely performed on oil and gas wells in low-permeability reservoirs. Specially engineered fluids are pumped at high pressure and rate into the reservoir interval to be treated, causing cracks in the target formation. Proppant, such as sand of a particular size, is mixed with the treatment fluid to keep the cracks open when the treatment is complete. In response to concerns related to potential impacts to the environment and natural resources from well stimulation, governmental authorities have issued new rules and regulations governing the practice and are also pursuing studies related to its potential effects. Also, some national, state, and local governments have adopted bans or other measures restricting well stimulation activities. For example, the Province of Neuquén in Argentina, where we operate, has approved a set of rules regarding the extraction of shale oil and gas. These rules require, amongst other things, that operators performing well stimulation obtain permits prior to commencing drilling activities and file reports with the provincial government regarding the chemicals used in the well stimulation process and an analysis of the flowback water returning to the surface. In certain regions, the indigenous people have voiced their opposition to the increased shale development although to date these protests have been peaceful and have yet to disrupt activity in a meaningful way. In addition, several other provinces and local governments have voted to ban well stimulation within their borders, and some groups continue to advocate for a national ban on well stimulation in Argentina. The EPA and states, including Oklahoma, have also taken steps to regulate hydraulic fracturing. There has been increasing public controversy regarding hydraulic fracturing with regard to the use of fracturing fluids, induced seismic activity, impacts on drinking water supplies, use of water and the potential for impacts to surface water, groundwater and the environment generally. Legislative or regulatory changes could cause us or our customers to incur substantial compliance costs, and compliance or the consequences of any failure to comply by us could have a material adverse effect on our financial condition and results of operations. At this time, it is not possible to estimate the impact on our business of newly enacted or potential national, state or local laws governing hydraulic fracturing.

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

As a public company, we are required to comply with most, but not all, of the Sarbanes-Oxley Act of 2002 (“SOX”), as well as rules and regulations implemented by the SEC. Changes in the laws and regulations affecting public companies, including the provisions of SOX and rules adopted by the SEC, have resulted in, and will continue to result in, increased costs to us as we respond to these requirements. Given the risks inherent in the design and operation of internal controls over financial reporting, the effectiveness of our internal controls over financial reporting is uncertain. If our internal controls are not designed or operating effectively, we may not be able to issue an evaluation of our internal control over financial reporting as required. Investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and which could affect our ability to run our business as we otherwise would like to. New rules could also make it more difficult or costlier for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the coverage that is the same or similar to our current coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board, the committees of our Board, and as executive officers. We cannot predict or estimate the total amount of the costs we may incur or the timing of such costs to comply with these rules and regulations.

Compliance with SOX requirements will continue to strain our limited financial and management resources.

We incur significant legal, accounting and other expenses in connection with our status as a reporting public company. SOX and rules subsequently implemented by the SEC have imposed various requirements on public companies, including corporate governance practices. As such, our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. In addition, SOX requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 of SOX requires that we incur substantial accounting expense and expend significant management efforts. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 of SOX in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

We do not intend to pay cash dividends on our common stock in the foreseeable future, and therefore only appreciation of the price of our common stock will provide a return to our stockholders.

We currently anticipate that we will retain all future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our Board. In addition, the terms of our existing indebtedness and any indebtedness we may incur in the future may restrict our ability to pay dividends and make other distributions. As a result, only appreciation of the price of our common stock, which may not occur, is expected to provide a return to our stockholders.

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

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future and will likely be subject to wide fluctuations in response to several factors, including, but not limited to:

●	actual or anticipated variations in our results of operations;

●	our ability or inability to generate revenues, profits or positive cash flow;

●	the number of shares in our public float;

●	increased competition; and

●	conditions and trends in the market for oil and natural gas and oilfield services.

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations, may adversely affect the market price of our common stock. Stockholders and potential investors in our common stock should exercise caution before making an investment in our Company and should not place undue reliance on the publicly quoted or traded stock prices in determining our common stock value.

Fir Tree may have significant influence over us, including influence over decisions that require stockholder approval, which could limit your ability to influence the outcome of key transactions, including a change of control.

As of December 31, 2017, Fir Tree beneficially owned approximately 67.1% of our outstanding common stock. In addition, Fir Tree currently has the right to nominate up to a total of three individuals to the Board. As a result, Fir Tree has influence over our decisions to take certain corporate actions including those specified in the Amended and Restated Stockholder Rights Agreement we have entered into with Fir Tree and certain other stockholders (the “A&R Stockholder Rights Agreement”).

Moreover, Fir Tree has a contractual right to maintain its percentage ownership in our Company. Specifically, under the terms of the A&R Stockholder Rights Agreement, for so long as Fir Tree beneficially owns more than 10% of our issued and outstanding common stock (calculated on a fully diluted basis), Fir Tree, subject to certain exclusions, has a preemptive right to purchase up to the amount of any new securities we propose to issue or sell as is necessary to maintain Fir Tree’s percentage ownership of us. As a result, Fir Tree’s preemptive right will apply to any securities we issue during an underwritten public offering. Therefore, while other holders of our stock would risk suffering a reduction in percentage ownership in connection with a new issuance of securities by us, Fir Tree would, through this preemptive right, have the opportunity to avoid a reduction in percentage ownership. As long as Fir Tree continues to hold a significant portion of our outstanding common stock, it will have the ability to influence the vote in any election of directors and over decisions that require stockholder approval. Please read Part III – Item 13 – “Certain Relationships and Related Party Transactions, and Director Independence.”

We may issue preferred stock with terms that could adversely affect the voting power or value of our common stock.

Our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our Board may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Properties

Our principal executive offices are located at 2930 West Sam Houston Parkway North, Suite 275, Houston, Texas 77043, where we lease 6,577 square feet of general office space.

We own or lease facilities and administrative offices throughout the geographic regions in which we operate. As of December 31, 2017, we owned or leased the following principal properties:

Location	Type of Facility	Size	Leased or Owned	Monthly Lease (Approx.)	Expiration of Lease	Primary Use
2930 West Sam Houston Pkwy North, Suite 275, Houston, Texas	Corporate Office	6,577 sq. ft. building space	Leased	$17,536	Month to month	Administrative Office

Uruguay 1134 Buenos Aires, Argentina	Administrative Offices	1,900 sq. ft. building space	Leased	$4,500	Month to month	Administrative Office

10800 Clay Road, #8205, Houston, Texas	Corporate Apartment	950 sq, ft, building space	Leased	$1,711	Month to month	Corporate Apartment

Leloir 451 Neuquén, Argentina	Administrative Offices	1,990 sq. ft. building space	Leased	$4,500	Month to month	Neuquén Operations

256946 E. County Road 49, Fairview, Oklahoma	Yard and Office	Approx, 13 acres, portable building	Leased	$23,000	March 7, 2019	US Operations

Plottier, Argentina	Land	12 acres	Owned	N/A	—	Future Neuquén Operations

Centenario, Neuquén, Argentina Lote 3, Manzana D, parque industrial	Warehouse	8,073 sq. ft building space	Leased	$7,000	November 30, 2018	Argentina Operations

Neuquén, Neuquén, Argentina Lote 4, Manzana 2C, parque industrial	Warehouse	129,167 sq. ft. building space	Leased	$7,312	November 30, 2018	Argentina Operations

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

Market Information

Our common stock is currently listed on the NASDAQ Capital Market under the symbol “ESES.” The reported high and low last sale prices for our common stock are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. On March 16, 2018, the last reported sale price of our common stock was $1.20 per share.

	High	Low
2017
First quarter ended March 31, 2017	$2.00	$0.71
Second quarter ended June 30, 2017	$1.45	$1.04
Third quarter ended September 30, 2017	$1.68	$1.21
Fourth quarter ended December 31, 2017	$1.60	$1.23
2016
First quarter ended March 31, 2016	$2.95	$2.00
Second quarter ended June 30, 2016	$3.12	$2.14
Third quarter ended September 30, 2016	$2.80	$2.09
Fourth quarter ended December 31, 2016	$2.19	$0.96

Holders

As of March 13, 2018, we had approximately 663 record holders of our common stock.

Dividend Policy

We currently intend to retain future earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. However, our Board, in its discretion, may authorize the payment of dividends in the future. Any decision to pay future dividends will depend upon various factors, including our results of operations, financial condition, capital requirements and investment opportunities. In addition, the terms of indebtedness we may incur in the future may restrict our ability to make distributions to our stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

We have two equity incentive plans, the 2013 Stock Incentive Plan (the “2013 Plan”) and the 2015 Stock Incentive Plan (the “2015 Plan”), which provide for the granting of stock-based incentive awards, including incentive stock options, non-qualified stock options, restricted stock, and phantom stock awards to employees, consultants and members of the Board. The 2013 Plan was adopted in 2012 and amended in 2013 and authorizes 1,000,000 shares to be issued under the 2013 Plan. The 2015 Plan, f/k/a “the 2014 Stock Incentive Plan,” was adopted in 2014; in 2015 and in 2016 it was amended and a total of 700,000 additional shares were authorized, resulting in a maximum of 1,200,000 shares being authorized for issuance under the 2015 Plan. On June 15, 2017, at our annual meeting of stockholders (the “2017 Annual Meeting”), our stockholders approved an increase to the aggregate maximum number of shares available under the 2015 Plan by 5,000,000 shares (from 1,200,000 shares to 6,200,000 shares). Both the 2013 Plan and the 2015 Plan have been approved by the stockholders of the Company.

For additional information regarding the Stock Incentive Plans, as of December 31, 2017, please see Part II – Item 8 – Financial Statements and Supplemental Data – Notes to consolidated financial statements – Note 14 – “Stock-Based Compensation.”

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, and restricted stock (a)	Weighted- average exercise price of outstanding options, and restricted stock (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,384,597	$3.34	583,839
Equity compensation plans not approved by security holders	—	—	—
Total	6,384,597	$3.34	583,839

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Except as previously reported on our Current Reports on Form 8-K, we did not have any sales of unregistered equity securities during the fiscal year ended December 31, 2017.

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

Executive Summary

General

We are a growth-oriented, technology-driven independent oilfield services company providing well stimulation, coiled tubing and field management services to the upstream oil and gas industry. We currently operate three well stimulation fleets, two in the United States based out of our operations facility in Fairview, Oklahoma, and one in Argentina based out of our facilities in Neuquén, Argentina. In the United States, we currently provide pressure pumping services to customers in the Anadarko Basin in Oklahoma. In Argentina, we are currently providing services to the largest operator in the country for its tight gas completions program.

Factors that may influence our outlook and performance include:

●	capital spending by E&P companies in the United States and Argentina;

●	oil and natural gas prices;

●	the reliability and performance of our equipment;

●	the utilization of our assets in both the U.S. and Argentina markets and the related amount of non-productive down time for our assets;

●	the size of each job we perform;

●	the pricing levels for our services;

●	the location and design of the wells with respect to which we are providing services;

●	the service and product components of each job; and

●	our access to sand, proppant, chemicals and other raw materials required for us to provide our services, and the costs of such materials.

Business Segments

With the start-up of our U.S. operations during the second quarter of 2017, we now manage our business through operating segments that are aligned with our two geographic regions, the United States and Argentina. We also report certain corporate and other non-operating activities under the heading “Corporate and Other”, which primarily reflects corporate personnel and activities, incentive compensation programs and other non-operational allocable costs. For financial information about our segments, see Note 19, Segment Reporting.”

Our segment operating results are frequently influenced by the number of active contracts we have in the area, and also the level of our customers’ well activity which dictates the amount of activity we will have in any given period. This directly effects our revenue, but also the level of expenses we incur.

United States Segment. Through our U.S. segment, we serve the needs of our customers’ U.S. based operations by providing pressure pumping and field management operations services. In February 2017, we signed a one-year contract to provide pressure pumping in north central Oklahoma, at which time we began setting up and thus incurring start-up related costs associated with our operations in order to properly meet our contract service obligations. We established a base of operation in Fairview, Oklahoma, and utilize this base to service the surrounding areas. Revenue recognition for this segment began in May of 2017. The third quarter of 2017 was our first full operating quarter for this segment. In July 2017, we entered into a one-year contract with a second U.S. oil and natural gas exploration and production company to expand our pressure pumping operations in the north central region of Oklahoma. The work being performed under this contract supports a second well stimulation crew. We commenced work and began recognizing revenue under this contract in mid-October 2017.

In November 2017, we negotiated an early release of our first U.S. spread from our contract with our first U.S. customer and, starting in early March 2018, we have redeployed that spread to serve other customers consisting primarily of independent E&P companies operating in the STACK play.

Argentina Segment. Through our Argentina segment, we serve the needs of our Argentine customers by providing pressure pumping and coiled tubing services. We began our service offerings in late 2014 in Argentina with our base of operation located in Neuquén City, Argentina. The majority of our revenues since inception and through the end of the third quarter of 2017 coming from the Neuquén Basin.

In the second quarter of 2017, we entered into a two-year contract with the largest operator in Argentina to provide services for their tight gas completions program which has increased our activity in the region. The majority of our revenues in our Argentina segment have come from our pressure pumping operations.

To date, we have incurred losses under the contract entered into in the second quarter of 2017 due to lower than expected utilization of our assets, higher than expected third party costs incurred in order to provide the bundled services contemplated under the contract, and other factors. We have been engaged in extensive negotiations with our customer to modify the contract in order to provide us with more favorable operating results. However, there can be no assurance that our efforts to renegotiate the terms of the contract will be successful, and we may continue to incur losses under the contract in the future. In addition, the negotiations may result in an early release from our obligations under the contract. If we receive an early release from the contract, we may incur further losses associated with our Argentina operations, which could be substantial, while we transition to new customers, and there can be no assurance that we obtain contracts with new customers on favorable terms or at all.

Operating Financial Results

During 2017, we generated $44.0 million of revenue, up from $8.4 million of revenue generated in 2016. Approximately $24.5 million of the increase was attributable to our start-up of operations in the U.S. during 2017. Revenue from our Argentina operations generated $19.6 million of revenue for 2017, up from $8.4 million of revenue generated in 2016. This increase in Argentina was attributable to a new contract with our largest customer, allowing us to secure a larger amount of stimulation stages and coiled tubing jobs. During 2016, our Argentina operations completed 75 stimulation stages and 37 coiled tubing jobs. For 2017, we completed 169 stimulation stages and 39 coiled tubing jobs in Argentina. Our U.S. operations completed 561 stimulation stages during 2017.

During 2017, we incurred a net operating loss of $25.9 million compared with a net operating loss in 2016 of $13.3 million. For 2017, we incurred cost of services of $53.0 million and for 2016, $10.6 million. Most of this increase was attributable to our new operational start-up in the U.S., including the operational start-up period prior to revenues being recognized. Depreciation and amortization expense also increased due primarily to the acquisition of equipment for our new U.S. start-up. Selling, general and administrative expenses also increased due to increased non-cash stock compensation expense, increased director compensation expense, an increase in headcount and salaries, and an increase in certain legal expenses.

Industry Trends

The oil and gas industry is both cyclical and seasonal. The level of spending by E&P companies is highly influenced by current and expected demand and future prices of oil and natural gas. Changes in spending result in an increased or decreased demand for our services and products. Rig count is an indicator of the level of spending by oil and gas companies. Our financial performance and outlook is significantly affected by the rig count in the United States and Argentina as well as oil and natural gas prices, which are summarized in the table below.

	2017	2016	2017 to 2016 Change	2015	2016 to 2015 Change
Rig Count Recap (1)

U.S. Land (excl offshore)	856	486	76%	943	-48%

Argentina	62	68	-9%	105	-35%
Commodity Prices (average)
Crude Oil (West Texas Intermediate)	$50.80	$43.29	17%	$48.66	-11%
Natural Gas (Henry Hub)	$2.99	$2.52	19%	$2.62	-4%

(1) Average annual drilling activity as measured by active drilling rigs based on Baker Hughes Incorporated rig count information.

Baker Hughes rig count reported at December 31, 2017, the U.S. Land only rig count was 911 rigs, which represented an 87% increase from the same count at December 31, 2016 and a 44% increase from the lowest level during 2017 of 634 rigs. For our U.S. operations, which began activity during 2017, our activity was concentrated in the Anadarko Basin in Oklahoma. Oklahoma’s annual rig count average was 66 and 120 for 2016 and 2017, respectively.

According to the Baker Hughes rig count reporting at December 2017, the Argentinian rig count was 71 rigs, which represented a 20% increase from December 2016 and a 45% increase from the lowest monthly average level during 2017 of 49 rigs. For our Argentina operations, our 2016 and 2017 activity was concentrated in the Neuquén Basin in Argentina. Per Baker Hughes rig count reporting, the rig count in Argentina remained relatively flat between 2016 and 2017, with the average count for 2016 at 68 and for 2017 at 62 rigs.

Overview of our business services

Our customers utilize our pressure pumping services to enhance the production of oil and natural gas from formations with low permeability, which restricts the natural flow of hydrocarbons. The technique of well stimulation consists of pumping a fluid into a cased well at sufficient pressure to create new channels in the rock, which can increase the extraction rates and the ultimate recovery of the hydrocarbons. Our equipment is contracted by E&P companies to provide this pressure-pumping service, which is referred to as well stimulation. Demand for these services can change quickly and is highly dependent on the number of oil and natural gas wells drilled and completed. Given the cyclical nature of these drilling and completion activities, coupled with the high labor intensity of these services, operating margins can fluctuate widely depending on supply and demand at a given point in the cycle.

Our customers utilize our coiled tubing services to perform various functions associated with well-servicing operations and to facilitate completion of horizontal wells. Coiled tubing services involve the insertion of steel tubing into a well to convey materials and/or equipment to perform various applications as part of a new completion or the servicing of existing wells, including wellbore maintenance, nitrogen services, thru-tubing services, and formation stimulation using acid and other chemicals. Coiled tubing has become a preferred method of well completion, workover and maintenance projects due to speed, ability to handle heavy-duty jobs across a wide spectrum of pressure environments, safety and ability to perform services without having to shut-in a well. Our coiled tubing capabilities cover a wide range of applications for horizontal completion, work-over and well-maintenance projects. As a result, coiled tubing services are less tied to active rig count and more tied to price of oil and gas as well as customers’ expenditure budgets, which is usually also tied to the price of oil and natural gas.

	Years Ended December 31,
	2017	2016	Change
Revenues	$44,017,748	$8,352,236	$35,665,512
Operating cost and expenses:
Cost of services	53,002,499	10,630,233	42,372,266
Selling, general, and administrative expenses	8,441,933	5,892,235	2,549,698
Research and development	456,288	486,128	(29,840)
Depreciation and amortization expense	8,029,247	4,667,797	3,361,450
Total operating costs and expenses	69,929,967	21,676,393	48,253,574
Operating loss	(25,912,219)	(13,324,157)	(12,588,062)
Other income (expense):
Interest expense, net of forgiven	(1,314,520)	(3,978,728)	2,664,208
Other expense	(353,667)	(317,043)	(36,624)
Total other income (expense)	(1,668,187)	(4,295,771)	(2,627,584)
Benefit (provision) for income taxes	633,529	(305,320)	938,849
Net loss	$(26,946,877)	$(17,925,248)	$(9,021,629)

For the Years Ended December 31, 2017 and 2016

Revenue for the year ended December 31, 2017 increased $35.7 million to $44.0 million from $8.4 million for the year ended December 31, 2016. Approximately $25.4 million of this increase was due to the start-up activity of our U.S. stimulation operations in Q2 of 2017. Also, well stimulation and coiled tubing operations in Argentina increased as a result of the two-year contract signed in early 2017 with the largest operator in Argentina which drove higher utilization.

Costs of services increased $42.4 million to $53.0 million for the year ended December 31, 2017 compared to $10.6 million for the year ended December 31, 2016. Of this increase, $28.1 was due to the new start-up activity in our U.S. stimulation operations, including pre-operating start-up costs associated with this new activity; and $14.3 million was due to an increase in activity levels related to our well stimulation and coiled tubing operations in Argentina attributable to the two-year contract we signed with our largest customer in 2017. The $3.4 million increase in depreciation and amortization expense was primarily attributable to the acquisition of equipment for our new U.S. operations.

Our selling, general, and administrative expenses increased $2.5 million to $8.4 million for the year ended December 31, 2017 compared to $5.9 million for the year ended December 31, 2016. This increase was a result of increases in non-cash stock compensation of $0.1 million, $1.0 million in legal costs and professional fees due to increased director compensation and certain increased legal expenses, and $0.7 million in corporate salaries due to increased headcount and salary increases.

Net other expense decreased $2.6 million to $1.7 million for the year ended December 31, 2017 compared to net other expense of $4.3 million for the year ended December 31, 2016. This decrease was primarily a result of a decrease in interest expense incurred in 2017 compared with 2016. During 2016, the Company had drawn down the full $22 million on a secured promissory note with the ACM entities. The note was fully paid effective March 6, 2017 in a transaction the Company entered into with Fir Tree as discussed below under Liquidity and Capital Resources.

During 2017, we incurred a net operating loss of $25.9 million compared with a net operating loss from 2016 of $13.3 million.

Accounts receivable increased $7.3 million to $10.2 million at December 31, 2017 from $2.9 million at December 31, 2016 due primarily to the start-up of new operations in the U.S. and the increase in sales in Argentina related to an increase in activity in our well stimulation and coil tubing operations attributable to the two year contract we signed with our largest customer in 2017.

Prepaids increased $2.4 million to $4.4 million at December 31, 2017 from $1.9 million at December 31, 2016 due to: i) Argentina VAT and other tax prepaid amounts increasing as a result of purchase tax for a larger amount of purchases in 2017 compared with 2016 exceeding sales/revenue tax; and ii) start-up activity in the U.S. with vendors and vehicles purchased. The Company will use the prepaid value added tax as it continues to invoice customers in Argentina.

Accounts payable increased $14.7 million to $17.1 million at December 31, 2017 from $2.5 million at December 31, 2016 due primarily to the start-up of new operations in the U.S. and the increase in sales in Argentina related to an increase in activity in our well stimulation and coil tubing operations attributable to the two-year contract we signed with our largest customer in 2017.

Short-term notes payable increased $5.0 million to $7.0 million at December 31, 2017 from $2.0 million at December 31, 2016 due primarily to the repayment in 2017 of the $2.0 million loan the Company held with two of the Company’s largest stockholders, offset by approximately $7.0 million of loans entered into which financed equipment purchases in 2017.

Liquidity and Capital Resources

Our primary sources of liquidity to date have been proceeds from various equity and debt offerings which are discussed in “Part II – Item 8 – Financial Statements and Supplemental Data – Notes to consolidated financial statements – Note 11 – “Equity Offerings”.”

On March 6, 2017, the Company closed a financing transaction with Fir Tree, (the “Fir Tree Transaction”) that was part of a comprehensive recapitalization designed to create a path to a potential conversion to equity of substantially all the Company’s debt, subject to stockholder approval and satisfaction of certain other conditions. In connection with the Fir Tree Transaction, the Company entered into an Amended and Restated Convertible Note Facility Agreement with Fir Tree (the “A&R Note”), which replaced the convertible note previously issued by the Company to certain funds affiliated with Albright Capital Management (collectively “ACM”), which Fir Tree purchased from ACM in connection with the 2017 Recapitalization. In addition, the Company issued to Fir Tree a new convertible note with a principal amount of $19.4 million, (the “New Convertible Note”), representing an additional $17 million aggregate principal amount of convertible notes issued by the Company to the Fir Tree affiliate on March 6, 2017 and approximately $2.4 million principal amount of convertible notes in payment of accrued and unpaid interest on the existing ACM Note acquired by the Fir Tree affiliate from ACM. The unpaid principal amount of the New Convertible Note accrued interest at a rate of 20% per annum and was scheduled to mature on May 28, 2018. Approximately $2.1 million of the proceeds of the additional $17 million aggregate principal amount of New Convertible Note issued to the Fir Tree affiliate was used to repay existing debt under the Loan Agreement described under “Short Term Stockholder Debt” below, with the balance of the proceeds used for equipment purchases, other approved capital expenditures incurred in accordance with an approved operating budget, and other working capital purposes. After giving effect to the Fir Tree Transaction, the Company had approximately $41.4 million of outstanding convertible notes which were all held by Fir Tree or an affiliate.

As part of the Fir Tree Transaction, Fir Tree agreed to convert the A&R Note and the New Convertible Note into common stock at a conversion price of $1.40 per share, subject to receipt of stockholder approval and satisfaction of certain other conditions. On June 15, 2017, stockholder approval was received and all the outstanding convertible notes were converted into approximately 29.5 million shares of common stock.

On July 6, 2017, the Company closed on a private placement of shares of the Company’s common stock providing gross proceeds of $15.0 million, and net of costs proceeds of $14.9 million (the “July 2017 PIPE”). As part of the offering, the Company issued 10,000,000 shares of its common stock for $1.50 per share to certain existing shareholders. The proceeds from the offering were used to finance capital expenditures to support existing contracts the Company has in both Oklahoma and Argentina, for working capital and for other general corporate purposes.

On August 8, 2017, the Company closed on a private placement of shares of the Company’s common stock providing gross proceeds of $28 million, with net of costs proceeds of $26.7 million (the “August 2017 PIPE”). As part of the offering, the Company issued an aggregate of 19,580,420 shares of its common stock for $1.43 per share to two existing stockholders and several new institutional investors. The proceeds from this offering were used to finance capital expenditures to support the Company’s most recent customer contract in Oklahoma, for working capital and for other general corporate purposes.

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

Receivables Agreement. On February 8, 2018, we entered into a Recourse Receivables Purchase & Security Agreement (the “Receivables Agreement”) with Porter Capital Corporation (“Porter Capital” or “Buyer”). Under the terms of the Receivables Agreement, we may, from time to time, sell accounts receivable (“Accounts”) to Buyer in exchange for funds in an amount equal to 80% of the face amount of the applicable Account at the time of sale of the Account, with the remaining 20% of the face amount of the applicable Account to be held back as a required reserve amount to be paid to us following Buyer’s receipt of payment on the Account by the account debtor, less applicable fees and interest charges. The total face amount of outstanding Accounts purchased by Buyer under the Receivables Agreement may not exceed $12.5 million.

Under the terms of the Receivables Agreement, we are obligated to pay interest on the face amount of the outstanding and unpaid Accounts purchased by Buyer, less the amount of the reserve account, at an interest rate equal to the Prime Rate (as defined in the Receivables Agreement) plus 8.25%. We are also obligated under the Receivables Agreement to pay certain fees, including a fee (the “Minimum Term Fee”) payable upon termination of the agreement in an amount equal to: (i) the monthly interest rate multiplied by $5 million, multiplied by the number of months in the agreement term, less the amount of actual interest paid during the term of the agreement; or (ii) following the occurrence of an Event of Default (as defined below) that has not been cured within the time periods contemplated under the agreement, $1.8 million, less the amount of actual interest paid during the term of the agreement. The Minimum Term Fee is also subject to reduction under certain circumstances if Buyer does not purchase certain eligible Accounts that are presented for purchase by us.

All of our obligations under the Receivables Agreement are secured by liens on certain of our assets, including the accounts receivable, chattel paper, inventory relating to our U.S. operations and substantially all of our equipment for our U.S. operations (excluding equipment subject to vendor financing). The Receivables Agreement further provides for customary events of default (“Events of Default”), including but not limited to the failure to make payments when due; insolvency events; the failure to comply with covenant obligations arising under the agreement or other agreements with Buyer or its affiliates; and breaches of representations and warranties. Upon the occurrence of an Event of Default, Porter Capital may terminate the Receivables Agreement and declare all of our outstanding obligations under the Receivables Agreement to be due and payable. The Receivables Agreement has an initial term of one year, and will renew for successive one-year terms unless we provide notice of cancellation in accordance with the terms of the Agreement. We may also terminate the Receivables Agreement prior to the expiration of the term upon written notice and payment of our obligations thereunder.

Argentina Operations. In the second quarter of 2017, we entered into a two-year contract with the largest operator in Argentina to provide services for their tight gas completions program. To date, we have incurred losses under the contract due to lower than expected utilization of our assets, higher than expected third party costs incurred in order to provide the bundled services contemplated under the contract, and other factors. We have been engaged in extensive negotiations with our customer to seek modifications to the contract that would provide us with more favorable operating results. However, there can be no assurance that our efforts to renegotiate the terms of the contract will be successful, and we may continue to incur losses under the contract in the future. In addition, our negotiations with our customer may result in an early release from our obligations under the contract. If we receive an early release from the contract, we may incur further losses associated with our Argentina operations, which could be substantial, while we transition to new customers, and there can be no assurance that we obtain contracts with new customers on favorable terms. In addition, there can be no assurance that our negotiations will result in either modifications to the contract or a release from the contract prior to the end of its current term. As a result, our Argentinian operations may require access to additional working capital if we continue to incur losses under our existing contract or during any transition period from our current customer to work for new customers following an early release from our current contract. The working capital requirements of our Argentina operations could result in our incurrence of indebtedness, cash contributions to our Argentinian subsidiary from our parent company, or other third-party financings. We may also be required to incur other material costs in connection with our efforts to renegotiate or exit our current contract with our largest customer in Argentina. In addition, we may determine to reduce the scale of, shut down, or sell our operations in Argentina, which could result in the incurrence of material losses and expenses.

Sources and Uses of Cash

Net cash used in operating activities was $14.5 million for the year ended December 31, 2017 and $5.3 million for the year ended December 31, 2016. The increase was primarily due to pre-operating start-up costs associated with our U.S. start-up operations, no U.S. operations in 2016, and lower utilization of our U.S. and Argentina crews during the twelve months ended December 2017 compared to the same period ended December 31, 2016.

Net cash used in investing activities was $35.4 million for the year ended December 31, 2017 and $4.6 million for the year ended December 31, 2016. This increase was primarily due to the increase in purchase of equipment associated with the start-up and expansion of operations in our U.S. segment during the twelve months ended December 2017 compared to the same period ended December 31, 2016.

Net cash provided by (used in) financing activities was $57.0 million for the year ended December 31, 2017 and $(0.1) million for the year ended December 31, 2016. The increase in net cash provided by financing activities was primarily attributable to greater sales of common stock of $40.1 million, net of issuance cost, during 2017 as well as $16.5 million greater proceeds from notes payable, net of cost, during 2017 when compared to the same period ended December 31, 2016.

The following table summarizes our cash flows for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Financing Activities
Proceeds from sale of common stock	$43,982,386	$1,722,596
Sale of common stock issuance cost	(2,357,984)	(164,041)
Proceeds from notes payable	18,719,126	2,194,611
Payments on notes payable	(2,587,852)	(3,293,732)
Payments on capital lease	(789,166)	(565,449)
Purchase of treasury stock	-	(37,175)
Net cash provided by (used in) financing activities	$56,966,510	$(143,190)

On December 15, 2015, the Board authorized the Company to repurchase, from time to time, from December 16, 2015 through December 16, 2017, up to $5 million in shares of its outstanding common stock. Through the years ending December 31, 2015, 2016 and 2017, the Company had purchased 6,939, 14,911 and 0 shares, respectively, at a cost of $20,294, $37,175, and $0, respectively, through the repurchase arrangement.

On July 13, 2016, the Company entered into an At-Market Issuance Sale Agreement as disclosed in Note 11 – “Equity Offerings”. During 2016, the Company sold 796,573 shares through this agreement for total gross proceeds of $1,722,596 before deducting approximately $164,000 of commissions. During 2017, the Company sold 563,753 shares through this agreement for total gross proceeds of $982,385 before deducting approximately $13,105 of commissions.

In 2017, the Company converted all of its outstanding convertible notes into common stock pursuant to the Fir Tree Transactions, raised gross proceeds of $15.0 million, and net of costs proceeds of $14.9 million through the July 2017 PIPE, and raised gross proceeds of $28 million, with net of costs proceeds of $26.7 million, through the August 2017 PIPE.

For additional information, see “—Liquidity and Capital Resources” above.

We had a net increase in cash and cash equivalents of $7.1 million for the year ended December 31, 2017, compared to a net decrease in cash and cash equivalents of $10.0 million during the year ended December 31, 2016 primarily resulting from our proceeds from stock issuances in 2017, offset by an increase in operating activities and capital expenditures for 2017 compared with 2016.

We do not generate positive cash flow at this time. Further, while we believe we will begin generating positive cash flow from operations in 2018, our liquidity provided by our existing cash and cash equivalents may not be sufficient to fund our full capital expenditure plan. Our current capital commitments may require us to obtain additional equity or debt financing, which may not be available to us on favorable terms or at all.

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

Additionally, we continually monitor new advances in well stimulation equipment and down-hole technology as well as technologies that may complement our business and opportunities to acquire additional equipment to meet our customers’ needs. We intend to incur approximately $6.0 million in capital expenditures during the first half of 2018 and will incur additional capital expenditures on a discretionary basis as necessary to meet customer demands and subject to satisfactory financing. Our ability to make any significant acquisition for cash would likely require us to obtain additional equity or debt financing, which may not be available to us on favorable terms or at all.

Our ability to fund operations, and to fund planned and committed 2018 capital expenditures will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions, market conditions in the exploration and production industry and financial, business and other factors, many of which are beyond our control.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. The term “off-balance sheet arrangements” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have (i) any obligation arising under a guarantee contract, derivative instrument or variable interest or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As a “smaller reporting company”, we are reporting in accordance with certain reduced public company reporting requirements permitted by applicable SEC requirements. As a result, our financial statements may not be comparable to companies that are not smaller reporting or elect to avail themselves of this provision.

We believe the following critical accounting policies involve significant areas of management’s judgments and estimates in the preparation of our consolidated financial statements.

Property and Equipment. Fixed asset additions are recorded at cost less accumulated depreciation. Cost of services consists of products, components, labor and overhead. Expenditures for renewals and betterments that extend the lives of the assets are capitalized. An allocable amount of interest on borrowings is capitalized for self-constructed assets and equipment during their construction period. Amounts spent for maintenance and repairs are charged against operations as incurred. Costs of fixed assets are depreciated on a straight-line basis over the estimated useful lives of the related assets which range from one and a half to seven years for service equipment. Leasehold improvements will be depreciated over the lesser of the estimated useful life of the improvement or the remaining lease term. Management is responsible for reviewing the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value of assets. When making this assessment, the following factors are considered: current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors.

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

Revenue Recognition. Revenues are recognized as services are completed and collectability is reasonably assured. With respect to hydraulic fracturing services, we expect to recognize revenue at the completion of each fracturing stage and invoice the customer upon the completion of each job. In our industry, it is not uncommon for a service provider to complete multiple fracturing stages per day during the course of a job.

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

Tax Cuts and Jobs Act. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) a new provision designed to tax global intangible low-taxed income (GILTI); (5) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax (BEAT), a new minimum tax, (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

Shortly after enactment of the Tax Act, the SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

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

Foreign Currency Risk

During the years ended December 31, 2015, 2016 and 2017, we conducted operations in Argentina. The functional currency for our Argentina operations is the U.S. dollar. We and our foreign subsidiaries from time to time will hold foreign currencies. Exchange rate fluctuations will subject us to foreign currency risk. In the future, we could experience fluctuations in financial results from our operations outside the U.S., and there can be no assurance that payments received in foreign currencies can be repatriated to the U.S. or that we will be able, contractually or otherwise, to reduce the foreign currency risks associated with our international operations.

Commodity Price Risk

Our revenues, profitability and future rate of growth significantly depend upon the market prices of oil and natural gas. Lower prices may also reduce the amount of oil and gas that can economically be produced.

Item 8. Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Eco-Stim Energy Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eco-Stim Energy Solutions, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Whitley Penn LLP

We have served as the Company's auditor since 2013.

Houston, Texas

March 19, 2018

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$8,826,076	$1,731,364
Accounts receivable	10,167,044	2,865,707
Inventory	3,699,245	2,047,163
Prepaids	4,363,064	1,918,875
Other assets	787,846	31,664
Total current assets	27,843,275	8,594,773
Property, plant and equipment, net	75,825,539	38,382,391
Other non-current assets	—	325,756
Total assets	$103,668,814	$47,302,920
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,110,691	$2,453,551
Accrued expenses	4,820,774	4,503,180
Short-term notes payable	7,047,020	2,000,000
Current portion of capital lease payable	836,855	789,166
Total current liabilities	29,815,340	9,745,897
Non-current liabilities:
Long-term notes payable	1,172,712	21,737,404
Long-term capital lease payable	—	766,687
Total non-current liabilities	1,172,712	22,504,091
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 74,599,749 issued and 74,577,899 outstanding at December 31, 2017 and 14,485,937 issued and 14,464,087 outstanding at December 31, 2016	74,578	14,485
Additional paid-in capital	144,071,119	59,556,505
Treasury stock, at cost; 21,850 common shares at December 31, 2017 and December 31, 2016	(57,469)	(57,469)
Accumulated deficit	(71,407,466)	(44,460,589)
Total stockholders’ equity	72,680,762	15,052,932
Total liabilities and stockholders’ equity	$103,668,814	$47,302,920

See accompanying notes to consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016
Revenues	$44,017,748	$8,352,236
Operating cost and expenses:
Cost of services	53,002,499	10,630,233
Selling, general, and administrative expenses	8,441,933	5,892,235
Research and development	456,288	486,128
Depreciation and amortization expense	8,029,247	4,667,797
Total operating costs and expenses	69,929,967	21,676,393
Operating loss	(25,912,219)	(13,324,157)
Other income (expense):
Interest expense	(1,948,997)	(3,978,728)
Interest forgiven	634,477	—
Other expense	(353,667)	(317,043)
Total other expense	(1,668,187)	(4,295,771)
Benefit (provision) for income taxes	633,529	(305,320)
Net loss	$(26,946,877)	$(17,925,248)
Basic and diluted loss per share	$(0.41)	$(1.32)
Weighted average number of common shares outstanding-basic and diluted	66,065,417	13,615,428

See accompanying notes to consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016
Operating Activities
Net loss	$(26,946,877)	$(17,925,248)
Depreciation and amortization	8,029,247	4,667,797
Amortization of debt discount and loan origination cost	459,797	255,530
Stock based compensation	1,754,706	695,910
Changes in operating assets and liabilities:
Accounts receivable	(7,301,337)	5,289,557
Inventory	(1,652,082)	(500,700)
Prepaids and other assets	(2,141,490)	1,468,076
Accounts payable and accrued expenses	13,305,679	772,223
Net cash used in operating activities	(14,492,357)	(5,276,855)
Investing Activities
Purchases of equipment	(35,379,441)	(4,591,080)
Net cash used in investing activities	(35,379,441)	(4,591,080)
Financing Activities
Proceeds from sale of common stock, net	41,624,402	1,558,555
Proceeds from notes payable	18,719,126	2,194,611
Payments on notes payable	(2,587,852)	(3,293,732)
Payments on capital lease	(789,166)	(565,449)
Purchase of treasury stock	—	(37,175)
Net cash provided by (used in) financing activities	56,966,510	(143,190)
Net increase (decrease) in cash and cash equivalents	7,094,712	(10,011,125)
Cash and cash equivalents, beginning of year	1,731,364	11,742,489
Cash and cash equivalents, end of year	$8,826,076	$1,731,364
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$385,259	$3,448,408
Cash paid during the year for income taxes	$541,723	$140,341
Non-cash transactions
Property, plant and equipment additions in accounts payable	$1,669,057	$1,327,927
Notes payable settled through recapitalization	$22,000,000	$—
Conversion of debt to equity	$41,195,599	$—
Equipment purchased with notes payable	$8,807,582	$—

See accompanying notes to consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY YEARS ENDED

DECEMBER 31, 2017 AND 2016

	Common Stock		Additional Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2015	13,566,050	$13,572	$57,302,953	$(20,294)	$(26,535,341)	$30,760,890
Sale of common stock, net	796,573	797	1,557,758	—	—	1,558,555
Interest converted to common stock	116,375	116	695,794	—	—	695,910
Treasury stock	(14,911)	—	—	(37,175)	—	(37,175)
Net loss	—	—	—	—	(17,925,248)	(17,925,248)
Balance at December 31, 2016	14,464,087	$14,485	$59,556,505	$(57,469)	$(44,460,589)	$15,052,932
Sale of common stock, net	30,144,174	30,086	42,519,083	—	—	42,549,169
Stock based compensation	430,853	468	1,754,238	—	—	1,754,706
Stock issued upon conversion of debt, net of costs	29,538,785	29,539	40,241,293	—	—	40,270,832
Net loss	—	—	—	—	(26,946,877)	(26,946,877)
Balance at December 31, 2017	74,577,899	$74,578	$144,071,119	$(57,469)	$(71,407,466)	$72,680,762

See accompanying notes to consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

1. Nature of Business

Eco-Stim Energy Solutions, Inc. is a growth-oriented, technology-driven independent oilfield services company providing well stimulation, coiled tubing and field management services to the upstream oil and gas industry. We are focused on reducing the ecological impact and improving the economic performance of the well stimulation process in “unconventional” drilling formations. We currently offer our services to oil and natural gas exploration and production (“E&P”) companies in the United States and Argentina. Our focus is to bring our service offerings, technologies and processes to the most active shale resource basins both domestically and outside of North America using our technology to differentiate our service offerings.

2. Basis of Presentation and Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Principles of Consolidation

We consolidate all wholly-owned subsidiaries, controlled joint ventures and variable interest entities where the Company has determined it is the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation. Our wholly-owned subsidiaries include: Viking Rock Holding, AS (100%), Viking Rock, AS (100% owned), Cherokee Rock, Inc. (100% owned), EcoStim, Inc. (100% owned), and EcoStim Energy Solutions Argentina, SA (100% owned).

Going Concern

The Company has incurred net losses and losses from operations since inception and will require additional capital to continue operations. As of December 31, 2017, the Company had cash and cash equivalents of approximately $8.8 million and working capital deficit of approximately $2.0 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans to alleviate substantial doubt include: (i) deploying all U.S. fleets at higher rates; (ii) securing a working capital facility to enhance liquidity and support growth; (iii) re-negotiating the contract with its largest customer in Argentina to eliminate certain third-party services which contributed negatively to the Company’s fleet level gross margins in Argentina during 2017; (iv) re-negotiating the contract with the Company’s largest customer in Argentina to improve utilization and reduce stand-by time, thus eliminating factors that have contributed to negative fleet level gross margin in Argentina; and, (v) raising additional capital for the Company.

As of March 15, 2018, the Company has all fleets deployed, and the one non-deployed fleet as of December 31, 2017 has been deployed at rates higher than rates in 2017. In February 2018, the Company secured a receivable agreement designed to enhance liquidity and support growth as described in Note 20. The Company has engaged in negotiations with its customer in Argentina to seek modifications to the contract that would provide the Company with more favorable operating results. However, there can be no assurance that the Company’s efforts to renegotiate the terms of the contract will be successful, and the Company may continue to incur losses under the contract in the future. Management believes the Company has the ability to continue as a going concern for twelve months from the date of filing of this 10-K.

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

Revenue Recognition

All revenue is recognized when persuasive evidence of an arrangement exists, specific performance completed, the price is fixed or determinable, and collection is reasonably assured as follows:

Well Stimulation Revenue

The Company provides well stimulation services based on contractual arrangements, such as term contracts and pricing agreements, or on a spot market basis. Revenue is recognized upon completion of stimulation stages and includes the components of the services, and the chemicals and proppants consumed while performing the well stimulation services. Customers are invoiced upon the completion of each job, which can consist of one or more stimulation stages.

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

Net Loss per Common Share

For the years ended December 31, 2017 and 2016, the weighted average shares outstanding excluded certain stock options and convertible debt of 1,605,575 and 4,478,507, respectively, from the calculation of diluted earnings per share because these shares would be anti-dilutive. Anti-dilutive warrants of 100,000 for each of the years ended December 31, 2017 and 2016 were also excluded from the calculation.

Accounts Receivable

Accounts receivable are stated at amounts management expects to collect from outstanding balances both billed and unbilled (unbilled accounts receivable represents amounts recognized as revenue for which invoices have not yet been sent to clients). Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. To date, the Company has recognized only insignificant losses due to uncollectible accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company evaluated all accounts receivable and determined that no reserve for doubtful accounts was necessary at December 31, 2017 and 2016.

Included in the accounts receivable balance are certain unbilled receivables with a significant customer that relate to work performed before the company entered into its rotational on-call contract in 2016. Under this prior arrangement, the Company was required to go through an arduous process to collect the outstanding amounts and while the Company has a track record of collecting amounts billed under this prior arrangement, it has proven to take long periods of time. At December 31, 2017 and 2016, there were $0 and approximately $855,706, respectively, in outstanding unbilled amounts due under this prior arrangement. All amounts included in this arrangement have been collected. Further, amounts billed to this significant customer under the rotational on-call contracts signed earlier this year have been collected within a more normal timeframe.

Prepaids

Prepaid expenses are primarily comprised of Argentinian value added tax, revenue and gross income taxes along with prepaid insurance and prepaid vehicle registration fees. The prepaid value added tax will be reduced as the Company continues to invoice customers in Argentina.

Inventory

Inventories are stated at the lower of cost or net realizable value using the average method and appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.

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

Stock-Based Compensation

The Company accounts for its stock options, warrants, and restricted stock grants under the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The Company currently uses the straight-line amortization method for recognizing stock option and restricted stock compensation costs. The measurement and recognition of compensation expense for all share-based payment awards made to our employees, directors or outside service providers are based on the estimated fair value of the awards on the grant dates. The grant date fair value is estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost is recognized over the period during which an employee, director or outside service provider is required to provide service in exchange for the award, i.e., “the requisite service period” (which is usually the vesting period). The Company also estimates the number of instruments that will ultimately be earned, rather than accounting for forfeitures as they occur. For the years ended December 31, 2017 and 2016, the Company recorded $1,754,706 and $695,910, respectively, of stock-based compensation, which is included in cost of services, selling, general and administrative expense, and research and development in the statement of operations. Total unamortized stock-based compensation expense at December 31, 2017 was $3,247,370 compared to $928,786 at December 31, 2016, and will be fully expensed through 2020.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ASC Topic 360 requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets with their associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying value exceeds the fair value. If estimated future cash flows are not achieved with respect to long-lived assets, additional write-downs may be required. During 2017, the Company evaluated its long-lived assets for impairment and determined no impairment was necessary.

Major Customers and Concentration of Credit Risk.

The majority of the Company’s business is conducted with major and independent oil and gas companies in Argentina. The Company evaluates the financial strength of its customers and provides allowances for probable credit losses when deemed necessary. The Company derives a large amount of revenue from a small number of major and independent oil and gas companies. At December 31, 2017, the Company had a concentration of receivables with three customers.

For the years ended December 31, 2017 and 2016, three major customers accounted for approximately 99% and 100% of our services revenue, respectively. Our accounts receivable at December 31, 2017 were concentrated with three major customers representing 99% and at December 31, 2016 were concentrated with one major customer representing 73%.

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

The Company is subject to U.S. federal and foreign income taxes along with state income taxes in Texas and Oklahoma. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Accounting Guidance Issued and Adopted as of December 31, 2017

In July 2015, the FASB issues ASU No. 2015-11, “Inventory (Topic 330)”, (“ASU 2015-11”) which amends and simplifies the measurement of inventory. The main provisions of the standard require that inventory be measured at the lower of cost and net realizable value. Prior to the issuance of the standard, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). The Company adopted ASU 2015-11 as of January 1, 2017. The adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Accounting Guidance Issued but Not Adopted as of December 31, 2017

The recent accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires us to recognize the amount of revenue to which we expect to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective on January 1, 2018, and we will adopt accordingly. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect ASU 2014-09 will have on our consolidated financial statements and related disclosures. The Company has performed an initial evaluation of this standard and its impact on the financial statements. This included tasks such as identifying contracts, identifying performance obligations and reviewing the applicable revenue streams. In this review, nothing has been identified that would result in a material change in the current accounting for revenue. The Company will continue to evaluate, particularly as we enter into new contracts and will update its procedures and internal controls and provide additional training for its staff as necessary to comply with this standard.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. The general model for modifications of share-based payment awards is to record the incremental value arising from a change as additional compensation costs. This guidance clarifies situations in which the existing award is not probable of vesting, and a modification gives rise to a new measurement date; no change in the total compensation cost recognized for an existing award will be required if there is no change to the fair value, vesting conditions and classification of the award. This ASU is effective prospectively for annual periods beginning on or after December 31, 2017. Early adoption is permitted. The application of this amendment is not expected to have a material impact on our future Consolidated Financial Statements or related disclosures.

3. Accounts Receivable

Accounts receivable by category were as follows:

	December 31, 2017	December 31, 2016
Billed	$4,439,637	$2,010,001
Unbilled	5,727,407	855,706
Total accounts receivable	$10,167,044	$2,865,707

Accounts receivable (both billed and unbilled) have increased from 2016 to 2017 almost exclusively due to the new U.S. activity started in May 2017.

4. Inventory

Inventories by category were as follows:

	December 31, 2017	December 31, 2016
Chemicals and proppants	$1,513,373	$897,994
Spare parts	2,185,872	1,149,169
Total inventories	$3,699,245	$2,047,163

Inventory balances have increased from 2016 to 2017 almost exclusively due to the new U.S. activity started in May 2017.

5. Prepaids

Prepaid by category were as follows:

	December 31, 2017	December 31, 2016
Prepaid insurance	$142,531	$95,433
Prepaid value added tax	1,772,733	992,979
Prepaid other taxes	1,162,618	690,909
Prepaid other vendors and vehicle registrations	1,285,182	139,554
Total prepaid	$4,363,064	$1,918,875

Prepaid balances have increased from 2016 to 2017 due to: i) Argentina VAT and other tax prepaid amounts increasing as a result of purchase tax for a larger amount of purchases in 2017 compared with 2016 exceeding sales/revenue tax; and ii) start-up activity in the U.S. with vendors and vehicles purchased. The Company will use the prepaid value added tax as it continues to invoice customers in Argentina.

6. Other Assets

	December 31, 2017	December 31, 2016

Deposits	$703,004	$10,507
Other current assets	84,842	21,157
Total other current assets	$787,846	$31,664

Short-term deposits increased and long-term deposits decreased from 2016 to 2017 due to the maturity of the capital lease arrangement. As the least term end is reached in 2018, the deposit is being applied to the final six payments.

	December 31, 2017	December 31, 2016

Long term deposits	$—	$325,756
Total other non-current assets	$—	$325,756

7. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31, 2017	December 31, 2016
Land	$600,000	$600,000
Leasehold improvement	772,357	726,361
Computer hardware & software	737,200	547,428
Furniture & fixtures	600,943	210,941
Machinery & equipment	76,014,771	25,395,633
Machinery & equipment under construction	13,091,352	17,969,630
Work in progress	100,362	994,597
Property and equipment	91,916,985	46,444,590
Less accumulated depreciation	(16,091,446)	(8,062,199)
Property and equipment, net	$75,825,539	$38,382,391

Property, plant and equipment increased from 2016 to 2017 due to the acquisition of machinery and equipment related to the start-up operations in the U.S. Depreciation expense increased from 2016 to 2017 by $3.4 million to $8.0 million at December 31, 2017 from $4.7 million at December 31, 2016 due to the acquisition of machinery and equipment related to the start-up operation in the U.S.

8. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2017	December 31, 2016
Accrued salaries	$777,163	$183,572
Accrued accounts payable trade expenses	2,986,689	1,449,139
Accrued bonuses	524,000	526,994
Accrued vacations	522,340	468,015
Accrued interest	10,582	1,875,460
Total accrued expenses	$4,820,774	$4,503,180

Accrued accounts payable trade increase from 2016 to 2017 primarily due to the start-up of operations in the U.S. Accrued interest decreased from 2016 to 2017 primarily due to the interest owed on the ACM Note Agreement and Stockholder Note at December 31, 2016. These loans were paid off during 2017. Vendor Equipment Financing loans principle and interest are paid monthly resulting in a lower interest accrual at December 31, 2017.

9. Debt

The carrying values of our debt obligations, net of unamortized debt issuance costs of $0 and $262,596 as of December 31, 2017 and December 31, 2016, respectively, are as follows:

	December 31, 2017		December 31, 2016
	Short Term	Long Term	Short Term	Long Term

Vendor Equipment Financing	$7,047,020	$1,172,712	$—	$—
Stockholder Note	—	—	2,000,000	—
ACM Note Agreement	—	—	—	21,737,404
Total	$7,047,020	$1,172,712	$2,000,000	$21,737,404

Short-Term Stockholder Note

On November 30, 2016, the Company entered into a Loan Agreement with two of the Company’s largest stockholders, a portion of which was used to pay the remaining amount payable (approximately $1 million) by the Company under an equipment purchase agreement dated October 10, 2014, as amended, with Gordon Brothers Commercial & Industrial, LLC for the purchase of certain TPUs.

At December 31, 2016, the Company had a balance of $2,000,000 and accrued interest of $24,548. The indebtedness created under the Loan Agreement was repaid on March 6, 2017 with a portion of the proceeds of the credit facility extended by Fir Tree under the Amended and Restated Convertible Note Facility Agreement described below.

Vendor Equipment Financing

During various dates beginning in late September through November 2017, the Company purchased equipment through a financing arrangement with NOV Rolligon at an interest rate of 8% for 12 months. At December 31, 2017, the Company had a loan balance of $6,130,567 and accrued interest of $7,438.

Beginning August 23, 2017 through September 28, 2017, the Company purchased trucks through a financing arrangement with Ford Motor Credit Corporation at an interest rate of 4.99% annual interest for 36 months. At December 31, 2017, the Company had a loan balance of $816,226 and accrued interest of $1,894.

Beginning September 21, 2017 through September 29, 2017, the Company purchased tractors through a financing arrangement with Hitachi Capital America Corporation at an interest rate of 8.59% for 24 months. At December 31, 2017, the Company had a loan balance of $903,463 and accrued interest of $3,354.

On December 20, 2017, the Company purchased tractors through a financing arrangement with Mercedes-Benz Financial Services USA, LLC at an interest rate of 8.9% for 36 months. At December 31, 2017, the Company had a loan balance of $369,475 and accrued interest of $991.

The total future minimum payments due on our Vendor Equipment Financings as of December 31, 2017 are noted as follows:

Total payments for 2018	$7,047,019
Total payments for 2019	789,313
Total payments for 2020	383,400
Total future payments	—
Total payments	$8,219,732

Long-Term Notes Payable

Convertible Note Facility

On May 28, 2014 (the “Closing Date”), the Company entered into a Convertible Note Facility Agreement (the “Original Note Agreement”) with certain funds affiliated with Albright Capital Management (“ACM”). The proceeds from the Original Note Agreement were used primarily for capital expenditures, certain working capital needs and approved operating budget expenses.

The Original Note Agreement allowed the Company to issue ACM entities a multiple draw secured promissory note with maximum aggregate principal amount of $22,000,000, convertible into Common Stock at a price of $6.00 per share at the option of ACM entities. The outstanding debt under the facility is convertible immediately and accrues interest at 14% per annum with interest payments due annually in arrears. The debt could be prepaid in full under certain conditions after the first anniversary of the Closing Date, and was scheduled to mature on the date that is four years following the Closing Date.

As of December 31, 2016, the Company had drawn down the full $22,000,000 available under the Original Note Agreement, which was primarily used for capital expenditures, certain working capital needs and approved operating budget expenses. The accrued interest at December 31, 2016 was $1,831,123.

All obligations under the Original Note Agreement were secured by liens on substantially all of the assets of the company and have subsidiary guarantees and pledges of the capital stock of the subsidiary guarantors subject to certain terms and exceptions.

At December 31, 2016, the Company was not in compliance with certain loan covenants under the Original Note Agreement, nor had the Company received waivers or amendments to those covenants. In March 2017, the Company entered into a transaction with Fir Tree pursuant to which Fir Tree purchased from ACM entities $22 million aggregate principal amount of the Company’s outstanding convertible notes which were due in 2018. With this transaction, all obligations under the Original Note Agreement were dissolved.

On March 3, 2017, the Company entered into a transaction with Fir Tree pursuant to which Fir Tree purchased from ACM entities $22 million aggregate principal amount of the Company’s outstanding 14% convertible notes which were due in 2018, (“the ACM Note”) and 2,030,436 shares of the Company’s outstanding common stock, par value $0.001 per share. This transaction was part of a comprehensive recapitalization designed to create a path to a potential conversion to equity of substantially all the Company’s debt, subject to stockholder approval. As part of the transaction, the ACM Note was amended and restated (the “A&R Convertible Note”) and the Company issued to Fir Tree an additional $19.4 million aggregate principal amount convertible note (the “New Convertible Note”), representing an additional $17 million aggregate principal amount of convertible notes issued by the Company to Fir Tree on March 3, 2017, and approximately $2.4 million principal amount of convertible notes in payment of accrued and unpaid interest on the ACM Note. The unpaid principal amount of the A&R Convertible Note and the New Convertible Note bore an interest rate of 20% per annum and, if stockholder approval were not obtained, would have matured on May 28, 2018.

After giving effect to these transactions, the Company had approximately $41.4 million of outstanding convertible notes. Fir Tree had agreed to convert all the outstanding convertible notes into common stock at a conversion price of $1.40 per share, subject to receipt of stockholder approval and satisfaction of certain other conditions. On June 15, 2017, with stockholder approval, all the outstanding convertible notes were subsequently converted into common stock and the Company issued approximately 29.5 million shares of common stock to Fir Tree as a result of such conversion.

10. Deferred Debt Costs

The Company capitalizes certain costs in connection with obtaining its financings, such as lender’s fees and related attorney fees. These costs are amortized to interest expense using the straight-line method.

Deferred debt costs were approximately $262,596, net of accumulated amortization of $478,853 for the year ended December 31, 2016. Deferred debt costs are presented net of related debt in long-term notes payable as of December 31, 2016. There are no deferred debt costs at December 31, 2017. The debt associated with these deferred debt costs was converted to equity during the year and the remaining balance was amortized to interest expense in 2017.

11. Equity Offerings

On July 13, 2016, the Company entered into an At-Market Issuance Sales Agreement (the “Agreement”) with FBR Capital Markets& Co. and MLV & Co. LLC (the “Distribution Agents”). Pursuant to the terms of the Agreement, the Company was permitted to sell from time to time through the Distribution Agents shares of the Company’s common stock, par value $0.001 per share, with an aggregate sales price of up to $5,801,796 (the “Shares”). Sales of the Shares were required to be approved by the Board and were permitted to be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act, including sales made directly on or through the NASDAQ Capital Market or on any other existing trading market for our common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, and/or any other method permitted by law. Sales of the Shares may be made at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices, and subject to such other terms as may be agreed upon at the time of sale including a minimum sales price that may be stipulated by the Board. During 2016, the Company sold 796,573 Shares through the Agreement for total gross proceeds of $1,722,596 before deducting approximately $164,000 of commissions. During 2017, the Company sold 563,753 Shares through the Agreement for total gross proceeds of $982,385 before deducting approximately $15,605 of commissions.

On July 6, 2017, the Company closed a private placement of shares of the Company’s common stock providing gross proceeds of $15.0 million, and net of costs proceeds of $14.9 million. As part of the offering, the Company issued 10,000,000 shares of its common stock for $1.50 per share to certain existing shareholders. The proceeds from the offering were used to finance capital expenditures to support existing contracts the Company has in both Oklahoma and Argentina, for working capital and for other general corporate purposes.

On August 8, 2017, the Company closed on a private placement of shares of the Company’s common stock providing gross proceeds of $28 million, with net of costs proceeds of $26.7 million. As part of the offering, the Company issued an aggregate of 19,580,420 shares of its common stock for $1.43 per share to two existing stockholders and several new institutional investors. The proceeds from this offering were used to finance capital expenditures to support the Company’s most recent customer contract in Oklahoma, for working capital and for other general corporate purposes.

12. Stockholders’ Equity

Common Stock

At December 31, 2017 and 2016 the Company had authorized 200,000,000 shares of common stock, of which 74,577,899 and 14,464,087 were outstanding, respectively, with a par value of $74,578 and $14,485, respectively.

Preferred Stock

At December 31, 2017 and 2016, the Company had authorized 50,000,000 shares of preferred stock, of which there were zero shares of preferred stock outstanding.

Treasury Stock

On December 15, 2015, the Board authorized the Company to repurchase, from time to time during the period from December 16, 2015 through December 16, 2017, up to $5 million in shares of its outstanding common stock. As of December 31, 2017, the Company had purchased 21,850 shares at a cost of $57,469 under the buy-back program.

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

13. Employee Benefit Plan

The Company adopted a safe harbor defined contribution 401(k) plan effective January 1, 2012, covering all Company employees in the US headquarters. Under the plan, the Company contributes 5% towards the employee 401k. The contribution is fully vested at the time of contribution. The Company’s contributions for the years ended December 31, 2017 and 2016, were $326,683 and $81,326, respectively.

14. Stock-Based Compensation

The Company has two stock incentive plans, the 2013 Stock Incentive Plan (the “2013 Plan”) and the 2015 Stock Incentive Plan (the “2015 Plan”), (or collectively, “the Plans”), for the granting of stock-based incentive awards, including incentive stock options, non-qualified stock options and restricted stock, to employees, consultants and members of the Company’s Board. The 2013 Plan was adopted in 2012 and amended in 2013 and authorizes 1,000,000 shares to be issued under the 2013 Plan. The 2015 Plan, f/k/a “the 2014 Stock Incentive Plan,” was adopted in 2014 and was amended in 2015 and 2016 to authorize a total of 700,000 additional shares, resulting in a maximum of 1,700,000 shares being authorized for issue under the modified 2015 Plan. Both the 2013 Plan and the 2015 Plan have been approved by the stockholders of the Company. On June 15, 2017, at our annual meeting of stockholders (the “2017 Annual Meeting”), our stockholders approved an increase to the aggregate maximum number of shares available under the 2015 Plan by 5,000,000 shares (from 1,200,000 shares to 6,200,000 shares). As of December 31, 2017, 122,510 shares were available for grant under the 2013 Plan and 461,329 shares were available for grant under the 2015 Plan.

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

The Company recorded $1,754,706 and $695,910 for 2017 and 2016, respectively, of stock-based compensation, which is included in selling, general, and administrative expense and cost of sales in the accompanying consolidated statement of operations. Total unamortized stock-based compensation expense at December 31, 2017 was $3,247,370 compared to $928,786 at December 31, 2016, and will be fully expensed through 2020.

Stock Options

Options granted vest over a period of two to four years, subject to the optionee’s continued employment or service, and may have an expiration date not longer than ten years following the date of grant. The Plans specify that the per share exercise price of an incentive stock option may not be less than 110% of the fair market value of the Company’s common stock on the date of grant, and the per share exercise price of a non-qualified stock option may not be less than the fair market value of the Company’s common stock on the date of grant. The Company’s general practice has been to grant options with a per share exercise price equal to the fair market value of the Company’s common stock on the date of grant.

A summary of the Company’s stock option activity for the years ended December 31, 2017 and 2016, is presented below:

Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding at December 31, 2015	895,214	$5.40	8.28
Granted	82,500	3.00
Exercised	—	—
Forfeited	(20,000)	5.06
Options outstanding at December 31, 2016	957,714	$5.20	7.44
Granted	4,248,968	1.84
Exercised	—	—
Forfeited	(141,682)	5.18
Options outstanding at December 31, 2017	5,065,000	$2.38	8.26
Options exercisable at December 31, 2017	1,610,407	$3.34	6.51

As of December 31, 2017, the range of exercise prices for outstanding options was $0.33 – $7.00.

There were no stock options exercised during 2017, 2016 or 2015. The intrinsic value is calculated as the total number of option shares multiplied by the excess of the closing price of our common stock on the last trading day over the exercise price of the options. This amount changes based on the fair market value of our common stock. Had all option holders exercised their options on December 31, 2017, the aggregate intrinsic value of the options would have been $5,424 on December 31, 2017.

The following table presents the assumptions used in determining the fair value of option awards for the year ended December 31, 2017 and 2016:

	2017	2016
Weighted average grant date fair value per share of awards granted	$0.78	$1.80
Significant fair value assumptions:
Expected term (in years)	5.75	2.40
Volatility	51.38%	59.26%
Risk-free interest rate	1.99%	0.58%
Expected dividends	—	—

Restricted Stock

A summary of award activity under the Plan for the years ended December 31, 2017 and 2016 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	241,625
Granted	91,500	2.77
Vested	(116,375)
Non-vested at December 31, 2016	216,750
Granted	1,104,100	1.42
Vested	(335,500)
Non-vested at December 31, 2017	985,350

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

These prepayments were made prior to December 31, 2013. Further lease payments are $81,439 per month and commenced on July 1, 2014. The final six months of prepaid is shown as other current assets in the consolidated balance sheets with a balance of $488,633.

The minimum present value of the lease payments is $0.9 million with terms of sixty months and implied interest of 14%. The next five years of lease payments are:

Capital Lease Payments
2018	$977,267
2019	—
Total future payments	977,267
Less debt discount due to warrants	(70,167)
Less amount representing interest	(70,245)

Less current portion of capital lease obligations	(836,855)
Capital lease obligations, excluding current installments	$—

Operating Leases

The Company’s operating leases correspond to equipment facilities and office space in Argentina and the United States. The combined future minimum lease payments as of December 31, 2017 are as follows:

Operating Leases
2018	$468,070
2019	69,000
Thereafter	—
Total	$537,070

16. Related Party Transactions

In the fourth quarter of 2013, the Company purchased and upgraded equipment, from non-related third parties, for approximately $3.5 million. In December 2013, the Company sold the equipment to a leasing company (Impact Engineering, AS) controlled by two of its directors. Simultaneously, the equipment package was leased back to the Company, as a capital lease for a 60-month period with payments beginning in February 2014. The Company agreed to prepay one year of payments in the amount of approximately $1.0 million and maintain a balance of no less than six months of prepayments until the final six months of the lease. These prepayments were made prior to December 31, 2013. Further lease payments are approximately $81,000 per month and commenced on February 1, 2014

In connection with the sale leaseback transaction, the Company issued 100,000 common stock warrants to the related party leasing company. The warrants were issued as an inducement payment and can be exercised on a one for one basis for common stock starting July 1, 2014. The exercise price is $7.00 with an expiration date of five years after the initial exercise date of July 1, 2014.

The estimated fair value of the warrants at issuance was approximately $0.4 million and was calculated using the Black Scholes method with the following weighted average assumptions being used.

Volatility	75%
Expected lives years	5.75
Expected dividend yield	—
Risk free rates	1.75%

On November 30, 2016, the Company entered into a Loan Agreement with two of the Company’s largest stockholders, which was used to pay the remaining amount payable (approximately $1 million) by the Company under an equipment purchase agreement dated October 10, 2014, as amended, with Gordon Brothers Commercial & Industrial, LLC for the purchase of certain turbine powered pressure pumping equipment (“TPU”). The indebtedness created under the Loan Agreement was repaid on March 6, 2017 with a portion of the proceeds of the credit facility extended by Fir Tree under the Amended and Restated Convertible Note Facility Agreement.

On March 3, 2017, the Company entered into a transaction with Fir Tree pursuant to which Fir Tree purchased from ACM Emerging Markets Master Fund I, L.P. $22 million aggregate principal amount of the Company’s outstanding convertible notes which were due in 2018. This transaction was part of a comprehensive recapitalization designed to create a path to a potential equalization of substantially all of the Company’s debt, subject to stockholder approval. As part of the transaction, the Company issued to Fir Tree an additional $19.4 million aggregate principal amount of convertible notes. After giving effect to these transactions, the Company had approximately $41.4 million of outstanding convertible notes. Fir Tree agreed to convert all of the outstanding convertible notes into common stock at a conversion price of $1.40 per share, subject to receipt of stockholder approval and satisfaction of certain other conditions.

On June 20, 2017, the Company converted such notes into Common Stock at a price of $1.40 per share, and issued 29,538,786 shares of Common Stock to Fir Tree (the “Conversion”), upon the Company receiving stockholder approval at the Annual Meeting of Stockholders of the Company on June 15, 2017. As such, all obligations under the notes have been deemed paid in full and the notes have been terminated. No termination penalty or fee was incurred in connection with the termination of the notes. The Conversion reduced the Company’s debt by approximately $41.4 million.

On July 6, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with each of the purchasers identified on the signature pages thereto, including funds affiliated with Fir Tree and Bienville (collectively, the “July Purchasers”) pursuant to which the July Purchasers agreed to purchase 10,000,000 shares of the Company’s common stock, par value $0.001 per share, at a price of $1.50 per share (the “July Private Placement”). The issuance of the Shares pursuant to the Purchase Agreement was made in reliance upon an exemption from registration provided under Section 4(a)(2) of the Securities Act. The July Private Placement closed on July 6, 2017 and resulted in approximately $15.0 million of gross proceeds and approximately $14.8 million of net proceeds (after deducting the Company’s estimated expenses).

In connection with the closing of the July Private Placement, the Company and the July Purchasers entered into that certain Amended & Restated Registration Rights Agreement, dated July 6, 2017 (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company agreed to (i) use its reasonable best efforts to file a Registration Statement (as defined in the Registration Rights Agreement) on Form S-1 or any successor form thereto (each a “Long-Form Registration” as defined in the Registration Rights Agreement) with the Securities and Exchange Commission (the “Commission”) upon the initial request of registration from the Demand Holders (as defined in the Registration Rights Agreement) within ninety (90) days after the date on which the initial request is given; and (ii) use its reasonable best efforts to file a Registration Statement on Form S-3 or any successor form thereto, if the Company is qualified for the use of Form S-3, (each a “Short-Form Registration” as defined in the Registration Rights Agreement) with the Commission upon the initial request of registration from the Demand Holders within sixty (60) days after the date on which the initial request is given. In addition, the Registration Rights Agreement provides holders of Registrable Securities (as defined in the Registration Rights Agreement) piggyback registration rights, subject to certain underwriter cutbacks and issuer blackout periods. The Company also agreed to pay all fees and expenses relating to the registration and disposition of the Registrable Securities in compliance with the Company’s obligations under the Registration Rights Agreement.

In addition, in connection with the closing of the July Private Placement, the Company’s Amended and Restated Stockholders Agreement dated as of March 3, 2017 (the “Rights Agreement”) was amended to clarify certain procedures set forth in the Rights Agreement with respect to matters subject to approval by directors nominated by FT SOF VII Holdings, LLC, an affiliate of Fir Tree Partners.

On August 2, 2017, the Company entered into a Common Stock Subscription Agreement (the “Subscription Agreement”) with (i) affiliates of Fir Tree, pursuant to which such Fir Tree affiliates agreed to purchase 9,456,056 shares of the Company’s common stock, (ii) Bienville Argentina Fund, pursuant to which Bienville agreed to purchase 1,923,077 shares of the Company’s common stock and (iii) certain other purchasers identified on the signature pages thereto (the “August Purchasers”) pursuant to which such other August Purchasers agreed to purchase an aggregate of 10,124,364 shares of the Company’s common stock, in each cases of clauses (i), (ii) and (iii), at a price of $1.43 per share, which was the closing market price for the Company’s Common Stock on August 1, 2017 (collectively, the “August Private Placement”). The issuance of such shares of Common Stock pursuant to the Subscription Agreement was made in reliance upon an exemption from registration provided under Section 4(a)(2) of the Securities Act. The August Private Placement closed on August 8, 2017 and resulted in approximately $28.0 million of gross proceeds and approximately $26.7 million of net proceeds (after deducting the Company’s estimated expenses).

In connection with the August Private Placement, the Company, Fir Tree, Bienville Argentina Fund, and the August Purchasers entered into a new Registration Rights Agreement as of August 2, 2017 that became effective upon the closing of the August Private Placement (the “PIPE Registration Rights Agreement”). Under the PIPE Registration Rights Agreement, the Company agreed to (i) use its reasonable best efforts to file a Registration Statement (“Shelf Registration Statement” as defined in the PIPE Registration Rights Agreement) with the Commission no later than sixty (60) days following the closing date of the August Private Placement, to be effective no later than one hundred twenty (120) days following such closing date. In addition, the PIPE Registration Rights Agreement provides holders of Registrable Securities (as defined in the PIPE Registration Rights Agreement) piggyback registration rights, subject to certain underwriter cutbacks and issuer blackout periods. The Company agreed to pay all fees and expenses relating to the registration and disposition of the Registrable Securities in compliance with the Company’s obligations under the PIPE Registration Rights Agreement.

In connection with the August Private Placement, the prior Restated Registration Rights Agreement, dated as of March 3, 2017 (the “Existing Registration Rights Agreement”), among the Company, Fir Tree, Bienville and the other parties thereto, was amended so as to include definitions related to the August Private Placement, to clarify certain clauses set forth in the Existing Registration Rights Agreement with respect to the Shelf Registration Statement as defined in the PIPE Registration Rights Agreement, and to clarify certain aspects of the relationship between the Company’s obligations under the Existing Registration Rights Agreement and the Company’s obligations under the PIPE Registration Rights Agreement.

17. Income Taxes

The components of the expense for income taxes are as follows for the years ended December 31, 2017 and 2016:

	For the year ended December 31,
	2017	2016
Current	$—	$—
Federal	—	—
State	—	—
Foreign	(633,530)	305,320
Total	$(633,530)	$305,320
Deferred	$—	$—
Federal	—	—
State	—	—
Foreign	—	—
Total	$—	$—
Total income tax provision	$(633,530)	$305,320

The effective tax rate is reconciled to the U.S. federal statutory rate as follows as of December 31, 2017 and 2016, respectively:

	For the year ended December 31,
	2017	2016
Income tax benefit at the applicable federal rate (34%)	$(9,377,341)	$(5,990,776)
Permanent difference	348,212	105,246
Change in valuation allowance	(3,365,900)	6,041,273
Deferred true-up	1,785,761	(87,594)
Remeasurement of deferred taxes for tax law change	7,813,999	18,885
Currency exchange rate change	2,809,109	—
Foreign rate differential	3,160	(70,660)
Employee Retention credit	(17,000)	—
Withholding tax	(633,530)	288,946
Income tax expense (benefit)	$(633,530)	$305,320

The tax effects of the temporary differences between financial statement income and taxable income are recognized as deferred tax assets and liabilities. Significant components of the deferred tax assets and liabilities as of December 31, 2017 and 2016 respectively are as follows:

	December 31, 2017	December 31, 2016
Deferred assets
Stock-based compensation	$376,224	$363,242
Accrued vacation	54,335	50,126
Accrued bonus	235,297	179,178
Interest limitation	226,664	161,353
Withholding tax	—	151,982
Employee retention credit	17,000	—
R&D credit	46,497	—
Other accruals	118,500	2,216,408
Intangible assets	1,396	3,784
Tax losses	19,005,628	14,788,371
Total deferred tax assets	$20,081,541	$17,914,444
Deferred liability
Prepaids	(2,758)	—
Property, plant and equipment	(6,394,456)	(586,730)
Total deferred tax liabilities	$(6,397,214)	$(586,730)
Net deferred tax asset	13,684,327	17,327,714
Valuation allowance	(13,684,327)	(17,327,714)
Total net deferred tax assets	$—	$—

The Company has established a valuation allowance to fully reserve the net deferred tax asset due to the uncertainty of the timing and amounts of future taxable income. At December 31, 2017, the Company has a federal tax loss carry forward of $68,146,909 and a foreign tax loss carry forward of $15,857,215, both of which have been fully reserved.

The loss carryforwards expire as follows:

Expiration year	Amount
2018	$179,117
2019	776,313
2020	2,335,596
2021	5,004,157
2022 and forward	75,708,941
Total	$84,004,124

The Company records accrued interest and penalties related to unrecognized tax benefits in general and administrative expense. No amounts of interest expense and penalties have been accrued or recognized related to unrecognized tax benefits since inception. We are currently subject to a three-year statute of limitations by major tax jurisdictions.

On June 20, 2017, all convertible debt was converted into approximately 29.5 million shares of the Company’s Common Stock resulting in a change of ownership greater than 50%. As a result, the Company’s ability to offset its income with its U.S. net operating losses are limited by the Internal Revenue Code Section 382.

The Tax Cuts and Jobs Act of 2017 was signed into law on December 22, 2017. The law includes significant changes to the U.S. corporate income tax system, including a federal corporate rate reduction from 35% to 21%. In accordance with ASC 740, the impact of a change in tax law is recorded in the period of enactment. There is no impact from the re-measurement of deferred tax assets and liabilities at December 31, 2017 because of the full valuation allowance.

18. Quarterly Financial Data (unaudited)

Summarized quarterly financial data for the years ended December 31, 2017 and 2016 are presented below.

	Quarter Ended
	March 2017	June 2017	September 2017	December 2017
Revenue	$2,562,657	$8,527,659	$13,120,229	$19,807,203
Operating loss	4,163,579	6,582,248	6,476,191	8,690,201
Loss before income taxes	5,662,285	6,147,834	6,640,063	9,130,225
Net loss	5,029,025	6,147,834	6,640,063	9,129,955
Basic and diluted loss per share	$0.34	$0.31	$0.10	$0.12

	Quarter Ended
	March 2016	June 2016	September 2016	December 2016
Revenue	$1,833,905	$2,337,579	$2,117,977	$2,062,775
Operating loss	3,048,172	3,030,586	3,767,825	3,477,574
Loss before income taxes	4,792,051	3,591,068	4,733,088	4,503,721
Net loss	4,864,287	3,663,305	4,805,325	4,592,331
Basic and diluted loss per share	$0.36	$0.27	$0.35	$0.34

19. Segment Reporting

As a result of the Company beginning revenue generating activities in the U.S. in the second quarter of 2017, we are reporting the results of each of our two reportable segments beginning with the second quarter of 2017 in accordance with ASC 280, Segment Reporting. Our Chief Executive Officer evaluates the results of operations on a consolidated as well as a segment level, and is the person responsible for the final assessment of performance and making key operating decisions. Discrete financial information is available for each of the segments, and the operating results of each of the operating segments are used for performance evaluation and resource allocations.

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

Summarized financial information is shown in the following tables:

	Year Ended December 31,
	2017	2016

Revenues(1):
Argentina	$19,553,584	$8,352,236
United States	24,464,164	—
Total revenues	$44,017,748	$8,352,236

Cost of services(1,2):
Argentina	$24,934,757	10,630,233
United States	28,067,742	—
Total cost of services	$53,002,499	$10,630,233

Gross margin(1,2):
Argentina	$(5,381,173)	$(2,277,997)
United States	(3,603,578)	—
Total gross margin	$(8,984,751)	$(2,277,997)

Capital expenditures:
Argentina	$548,108	$1,788,320
United States	34,805,359	—
Corporate and Other	25,974	2,802,760
Total capital expenditures	$35,379,441	$4,591,080

Depreciation and amortization:
Argentina	$4,105,417	$3,270,125
United States	2,593,145	—
Corporate and Other	1,330,685	1,397,672
Total depreciation and amortization	$8,029,247	$4,667,797

(1)	U.S. activity began in February 2017 with start-up expenses being incurred. The Company began recognizing U.S. revenue in late May 2017. Intersegment transactions included in revenues were not significant for any of the periods presented.

(2)	Gross margin is defined as revenues less costs of services. Cost of services excludes selling, general and administrative expenses, research and development expenses and depreciation and amortization expense.

20. Subsequent Events

Receivables Agreement. On February 8, 2018, we entered into a Recourse Receivables Purchase & Security Agreement (the “Receivables Agreement”) with Porter Capital Corporation (“Porter Capital” or “Buyer”). Under the terms of the Receivables Agreement, we may, from time to time, sell accounts receivable (“Accounts”) to Buyer in exchange for funds in an amount equal to 80% of the face amount of the applicable Account at the time of sale of the Account, with the remaining 20% of the face amount of the applicable Account to be held back as a required reserve amount to be paid to us following Buyer’s receipt of payment on the Account by the account debtor, less applicable fees and interest charges. The total face amount of outstanding Accounts purchased by Buyer under the Receivables Agreement may not exceed $12.5 million.

Under the terms of the Receivables Agreement, we are obligated to pay interest on the face amount of the outstanding and unpaid Accounts purchased by Buyer, less the amount of the reserve account, at an interest rate equal to the Prime Rate (as defined in the Receivables Agreement) plus 8.25%. We are also obligated under the Receivables Agreement to pay certain fees, including a fee (the “Minimum Term Fee”) payable upon termination of the agreement in an amount equal to: (i) the monthly interest rate multiplied by $5 million, multiplied by the number of months in the agreement term, less the amount of actual interest paid during the term of the agreement; or (ii) following the occurrence of an Event of Default (as defined below) that has not been cured within the time periods contemplated under the agreement, $1.8 million, less the amount of actual interest paid during the term of the agreement. The Minimum Term Fee is subject to reduction under certain circumstances if Buyer does not purchase certain eligible Accounts that are presented for purchase by us.

All of our obligations under the Receivables Agreement are secured by liens on certain of our assets, including the accounts receivable, chattel paper, inventory relating to our U.S. operations and substantially all of our equipment for our U.S. operations (excluding equipment subject to vendor financing). The Receivables Agreement further provides for customary events of default (“Events of Default”), including but not limited to the failure to make payments when due; insolvency events; the failure to comply with covenant obligations arising under the agreement or other agreements with Buyer or its affiliates; and breaches of representations and warranties. Upon the occurrence of an Event of Default, Porter Capital may terminate the Receivables Agreement and declare all of our outstanding obligations under the Receivables Agreement to be due and payable.

The Receivables Agreement also includes certain representations, warranties and covenants customary for agreements of this type. The Receivables Agreement has an initial term of one year and will renew for successive one-year terms unless we provide notice of cancellation in accordance with the terms of the Agreement. We may also terminate the Receivables Agreement prior to the expiration of the term upon written notice and payment of our obligations thereunder.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Exchange Act). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and for our assessment of the effectiveness of internal control over financial reporting.

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

Management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (the “COSO Framework”). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

All of our directors have been elected to serve until our next annual meeting of stockholders or until their earlier resignation, removal or death. Biographical information regarding our executive officers and directors, including their ages as of March 10, 2018, is as follows:

Name	Age	Position
Brian R. Stewart	62	Chairman
Jon Christopher Boswell	56	Director, President and Chief Executive Officer
Barry B. Ekstrand	60	Chief Operating Officer
Carlos A. Fernandez	60	Executive Vice President-Corporate Business Development and General Manager-Latin America
Alexander Nickolatos	40	Chief Financial Officer and Assistant Secretary
Bjarte Bruheim	62	Director
Christopher A. Krummel	49	Director
Timothy L. Reynolds	39	Director
Todd R. Snyder	55	Director
Andrew Teno	32	Director

Former Directors Lap Wai Chan, Leonal Narea and Ahmad Al-Sati advised the Company in March 2017 that each would resign from our Board of Directors effective immediately. Former Director Donald Stoltz advised the Company in August 2017 that he would resign from our Board of Directors effective immediately. Former Directors Andrew Colvin and David Proman advised the Company in October 2017 that each would resign from our Board of Directors effective immediately. There was no disagreement between Messrs. Chan, Narea, Al-Sati, Stoltz, Colvin or Proman and the Company.

Brian R. Stewart. Mr. Stewart was designated by Fir Tree to serve on our Board of Directors in October 2017 pursuant to the A&R Stockholder Rights Agreement. Mr. Stewart was appointed as Chairman of our Board of Directors in December 2017. Mr. Stewart retired from Devon Energy Corporation (“Devon”) in June 2012 after 35 years of service. During a portion of his tenure, he served as Devon’s Chief Engineer responsible for the development and integration of company-wide best practices for horizontal drilling, frac design, and well control. During his last five years at Devon, Mr. Stewart served as the Vice President of Well Engineering for the Offshore Division. Beginning in June 2012 following his retirement from Devon, Mr. Stewart served as President and Chief Executive Officer of U.S. Well Services (“USWS”), a provider of fracturing services in the Appalachian Basin (Marcellus and Utica Shales). Mr. Stewart retired from the day to day operations of USWS on December 31, 2015 but remained on USWS’s Board of Directors until it was recapitalized in February 2017. Mr. Stewart received a BS degree in Petroleum Engineering from Louisiana State University and a MS degree in Engineering Management from the University of Southwestern Louisiana (now UL-Lafayette).

Jon Christopher Boswell. Mr. Boswell has served as President and Chief Executive Officer and a Director of our Company and its predecessors, FracRock International Inc. (“FRI”) and FRIBVI, since December 2011. Prior to FRI, from 2009 to 2011, Mr. Boswell served as Chief Financial Officer for NEOS GeoSolutions, a Silicon Valley backed oilfield technology company (“NEOS”). Prior to NEOS, from August 2003 to January 2009, he served as Chief Financial Officer for Particle Drilling Technologies, an oilfield services and technology company (“Particle”). After Mr. Boswell’s departure from Particle in January 2009 as a result of disagreements with the chief executive officer regarding the strategic direction of the company, the remaining management of the company elected to restructure the company and Particle filed for bankruptcy protection in May 2009. Particle secured financing and emerged successfully from bankruptcy on August 28, 2009. Prior to Particle, he served as Senior Vice President and Chief Financial Officer of Petroleum Geo-Services ASA (“PGS”) from December 1995 until October 2002. PGS grew from a small enterprise in 1994 when Mr. Boswell joined the company to a $1 billion annual revenue enterprise with a peak enterprise value of $6 billion. In all, during his tenure as CFO at PGS, Mr. Boswell directed financings for over $3 billion of capital expenditures to facilitate PGS’ growth. Additionally, during 1995, Mr. Boswell and other senior executives at PGS developed the concept to create a unique oil and gas company using a non-exclusive license in PGS’ seismic data library as seed capital. This company became Spinnaker Exploration Company, which was then sold to Statoil for approximately $2.5 billion. Mr. Boswell began his career at Arthur Andersen & Co. and later served in management positions with PriceWaterhouse, LLP in Houston, Texas. Mr. Boswell is a 1985 graduate of the University of Texas at Austin.

Barry B. Ekstrand. Mr. Ekstrand joined our company in March 2017, and has served as Senior Vice President of Operations – North America from March 2017 through July 2017 and as Chief Operating Officer since August 2017. Prior to joining our company and since January 2016, Mr. Ekstrand served as an Executive-in-Residence at Republic Chemical Technologies (“RCT”), a portfolio company of the CSL Energy Fund, focusing on the application of chemical technologies and services in the energy industry. Mr. Ekstrand served as a freelance consultant in the energy services industry from October 2015 to January 2016. From May 2015 to October 2015, Mr. Ekstrand served as President of the Chemical Services Division of Chem Rock Technologies, a supplier of chemical products and services to the oil and gas industry, including additives and frac chemical for well fracturing and coiled tubing fluid. From October 2014 to May 2015, Mr. Ekstrand worked as a freelance consultant in the energy services industry. From May 2012 to October 2014, Mr. Ekstrand served first as Vice President – Coiled Tubing, and then as Sr. Vice President, Completion Services, for Key Energy Services, a company providing an array of onshore energy production services and solutions (“Key Energy”). Prior to Key Energy, from 2010 to 2012 Mr. Ekstrand served as President of CRS Proppants, a provider of resin coated sands for oil and gas well fracturing applications. He also served in various positions with Weatherford International from 2002 to 2010, including as its Global Vice President, Reservoir Stimulation & Pressure Pumping Business Unit, where he helped build a global pressure pumping business with revenues in excess of $600 million. Mr. Ekstrand began his career with Halliburton Energy Services, where he served in various positions from 1980 to 2002, including as Global Strategic Business Manager and Country Manager. Mr. Ekstrand received an MBA from California State University, Bakersfield (1993), a BS in Chemical Engineering from California State Polytechnic University, Pomona (1980), and is named as an inventor of eight U.S. patents.

Carlos A. Fernandez. Mr. Fernandez has served as our Executive Vice President-Corporate Business Development and General Manager-Latin America since July 2014. He served as a member of the Board of our company and its predecessors from December 2011 to March 2017. Mr. Fernandez has over 35 years of experience in the oil and gas industry and over 30 years of experience in various executive management and sales positions. From January 2010 to present, he has worked as General Manager – Latin America for NEOS. From April 2006 to November 2009, he served as Senior Vice President Business Development for 3D-Geo. While at 3D-Geo, Mr. Fernandez led the formation of the Kaleidoscope seismic imaging project, a partnership among Repsol, 3D-Geo, Stanford University, IBM, and the Barcelona Supercomputing Center. From 1996 to March 2006, he served as General Manager – Latin America for Paradigm Geophysical. From 1990 to 1995, Mr. Fernandez served as President of Petroleum Information Argentina. From 1979 through 1990, he held various leadership positions with seismic technology and computing companies such as Silicon Graphics. Mr. Fernandez received his degree in geophysics with honors from the National University of La Plata in Argentina. Mr. Fernandez has taught at the University for more than 10 years, contributing to the education of a significant number of geophysicists, currently working in the oil and gas industry in Latin America and around the world.

Alexander Nickolatos. Mr. Nickolatos has served as our Chief Financial Officer since December 2013 and was appointed in July 2014 as our Assistant Secretary. Prior to being appointed our Chief Financial Officer, Mr. Nickolatos served as Controller of the Company’s predecessors, FRI and FRIBVI, since July 2012. From March 2006 until June 2012, Mr. Nickolatos served as the Director of Financial Planning and Analysis at NEOS. During his time at NEOS, he also served as Controller and Treasurer, and oversaw oil and gas accounting and finance operations in over seven countries, including Argentina. In conjunction with this role, he helped to raise and manage over $500 million from private investors, including Bill Gates, Kleiner Perkins, and Goldman Sachs. He was instrumental in implementing NEOS’ subsidiary exploration activities in Argentina, eventually forming an assignment of two concessions to ExxonMobil. Prior to joining NEOS, he worked for Arthur Andersen and PricewaterhouseCoopers. Mr. Nickolatos is a Certified Public Accountant and holds a BBA degree, summa cum laude, from Walla Walla University.

Bjarte Bruheim. Mr. Bruheim has served as a Director our company and its predecessors since December 2011 and served as Chairman of our Board of Directors from 2012 to 2017. He has over 30 years of international management experience and is also a serial entrepreneur. He has spent the majority of his career introducing technologies that reduce risk and improve efficiencies in the oil and gas business. Such companies include oilfield services companies such as PGS, which he co-founded in 1991; Electromagnetic Geoservices ASA (“EMGS”), where he was an early venture investor and Executive Chairman starting in 2004 and became Chief Executive Officer in January 2015 serving until August 2015; Geo-Texture Technologies, Inc. (“Geo-Texture”), which he co-founded in 2005; and ODIM ASA (“ODIM”), which he worked to turn around and later sell. PGS and EMGS remain public companies and are leaders in their industry while ODIM was sold to Rolls Royce and the intellectual property of Geo-Texture was sold to our company. In addition to the oilfield service companies, Mr. Bruheim was a co-founder in Spinnaker Exploration Company using PGS technology, an early venture investor in Spring Energy using EMGS technology, and co-founder of a small E&P company operating in the Eagle Ford field in Texas using Geo-Texture technology. Spinnaker was later sold to Statoil for approximately $2.5 billion, Spring Energy was sold to Tullow Oil and the small E&P company in the Eagle Ford play was sold to Chesapeake. Mr. Bruheim is also a rounder of Axxis Geo Solutions AS and has served as executive chairman of that company since 2017. Mr. Bruheim has been involved at the board level in value creation for many energy and energy service related companies. He started his career as an executive with WesternGeco, now Schlumberger, after graduating with a master’s degree in Physics and Electronics from the Norwegian University of Science & Technology in Trondheim, Norway.

Christopher A. Krummel. Mr. Krummel joined our Board of Directors in January 2014. Mr. Krummel serves as Vice President of Finance and Chief Accounting Officer of McDermott International Inc. (“McDermott”), responsible for all accounting functions including consolidated financial reporting, SEC filings and financial planning and analysis. Prior to joining McDermott, he provided advisory services to American Industrial Partners LLC (“AIP”), and other companies focused on the global energy industry. Prior to AIP, he served as the Vice President and Chief Financial Officer for EnTrans International LLC, a portfolio company of AIP. Prior to September of 2014, he served as Vice President-Finance, Controller and Chief Accounting Officer for Cameron International Corporation (“Cameron”), where he was responsible for all accounting functions including consolidated financial reporting and SEC filings. He started at Cameron in October 2007 and previously served as Chief Financial Officer for Enventure Global Technology, a private equity backed startup. Prior to Enventure, he held financial leadership roles with PGS and PriceWaterhouse LLP. He holds a BSBA in accounting from Creighton University and an MBA from The Wharton School of the University of Pennsylvania. In addition to our Board, Mr. Krummel is a director of Rebuilding Together Houston.

Timothy L. Reynolds. Mr. Reynolds joined our Board of Directors in August 2017. Mr. Reynolds serves as Co-CEO of Dakota Midstream, an independent midstream energy company in the Bakken shale formation. Prior to founding Dakota Midstream in July 2014, Mr. Reynolds led the acquisition of Mesa Oil Services, a salt water disposal operator in the Bakken in April 2014. Previously, Mr. Reynolds worked at Highstar Capital, an infrastructure investment firm from 2008 to March 2014, most recently as Principal and Director of Corporate Affairs. Earlier in his career, he worked at the White House, serving first with the National Economic Council from 2002 to 2004, and then in the Office of the Chief of Staff for the President from 2004 to 2006. In the former position, he focused on energy, health care, and social security policy formation and implementation. Mr. Reynolds is a graduate of the University of North Carolina at Chapel Hill (2001), and earned his MBA from the Stanford Graduate School of Business (2008).

Todd R. Snyder. Mr. Snyder was designated by Fir Tree to serve on our Board of Directors in October 2017 pursuant to the A&R Stockholder Rights Agreement. Mr. Snyder is the founder and Senior Managing Director of TRS Advisors LLC, an investment banking and financial advisory firm. Mr. Snyder has also served as a director of Midstates Petroleum Company, Inc. since October 2016. Prior to founding TRS Advisors LLC in late 2017, for seventeen years, Mr. Snyder was an executive vice chairman of Rothschild & Co. Before joining Rothschild & Co. in March 2000, Mr. Snyder was a Managing Director at Peter J. Solomon Company. Prior to joining Peter J. Solomon Company, Mr. Snyder was a Managing Director at KPMG Peat Marwick in the Corporate Recovery group where he was also National Director of the Corporate Recovery Practice for Government Enterprises (regulated and privatizing industries). Prior to his move to investment banking, Mr. Snyder practiced law at Weil, Gotshal & Manges. Mr. Snyder received a B.A. degree from Wesleyan University and a J.D. from the University of Pennsylvania Law School.

Andrew Teno. Mr. Teno was designated by Fir Tree to serve on our Board of Directors in March 2017, pursuant to the A&R Stockholder Rights Agreement. Mr. Teno has worked at Fir Tree Partners out of the Miami office since July 2011 and is currently a Director. He is focused on international value investing across capital structures, industries and geographies. Prior to Fir Tree, he worked at Crestview Partners from July 2009 to July 2011 as an associate in their Private Equity business where he focused across industries but substantially in the US cable industry. Prior to Crestview, Mr. Teno worked at Gleacher Partners, an M&A boutique, from July 2007 to July 2009. Mr. Teno received an undergraduate business degree from the Wharton School at the University of Pennsylvania in 2007.

There are no family relationships between any of the executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, officers and beneficial owners of 10 percent or more of our common stock (“Reporting Persons”) are required to report to the SEC on a timely basis the initiation of their status as a Reporting Person and any changes with respect to their beneficial ownership of our common stock. Based solely on a review of Forms 3, 4 and 5 (and any amendments thereto) furnished to us, we have concluded that no Reporting Persons were delinquent with respect to their reporting obligations, as set forth in Section 16(a) of the Exchange Act, other than the initial statement of beneficial ownership on Form 3 for Mr. Timothy L. Reynolds, which was filed late.

Director Qualifications and Board Leadership Structure

Mr. Stewart has significant operational and executive experience in the oil and gas industry, including serving in roles of increasing responsibility at a large independent oil and gas exploration and production company and as the chief executive officer of an oil field services company. Mr. Boswell is the President and Chief Executive Officer of our company and has an extensive track record as an executive officer in the energy industry and has been part of starting and building multiple companies within the oilfield services sector. He also brings a strong financial background to our Board of Directors. Mr. Bruheim has significant operational experience in the oilfield services industry and brings both a practical understanding of the industry as well as hands-on experience at building companies in this sector. He currently serves on several other boards of directors and as Chief Executive Officer of companies operating in our industry and brings experience with young growing companies to our Board, which adds significant value. Mr. Krummel has significant financial experience in the industry with current and previous roles as Chief Financial Officer and Chief Accounting Officer with public companies where he was responsible for all accounting functions, including consolidated financial reporting and SEC filings. Mr. Reynolds has extensive experience serving as an executive in the energy sector and has relationships with many E&P companies, including companies operating in the U.S. and Argentina. Mr. Snyder has significant expertise in corporate finance and experience serving as a public company director, and he enhances the financial expertise of our Board of Directors. Mr. Teno has experience investing globally across asset classes including public equities and credit including high yield and investment grade bonds and loans, as well as private equity. He also has experience in corporate advisory including mergers and acquisitions and fairness opinions.

Committees of our Board of Directors

Our Board of Directors has three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee.

AUDIT COMMITTEE

The Audit Committee of our Board of Directors currently consists of Messrs. Bruheim, Reynolds and Krummel. Mr. Krummel has served as chairman of the Audit Committee since January 2014. Previously, Mr. Narea served on the Audit Committee from March 2016 to his resignation in March 2017. Our Board of Directors determined in March 2018 that all members of the Audit Committee meet the independence standards of the applicable NASDAQ Stock Market Rules and the heightened standards applicable to audit committee members (to the extent relevant to the Audit Committee). In addition, our Board of Directors has determined that Mr. Krummel qualifies as an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K.

The Audit Committee oversees, reviews, acts on and reports on various auditing and accounting matters to our Board, including:

●	overseeing the accounting and financial reporting processes of our company and audits of our financial statements;

●	overseeing the quality, integrity and reliability of our financial statements and other financial information we provide to any governmental body or the public;

●	overseeing our compliance with legal and regulatory requirements;

●	overseeing our independent auditors’ qualifications, independence and performance;

●	overseeing our systems of internal controls regarding finance, accounting, legal compliance and ethics that management and our Board of Directors have established; and

●	providing an open avenue of communication among our independent auditors, financial and senior management, and our Board of Directors, always emphasizing that the independent auditors are accountable to the Audit Committee.

We have an Audit Committee Charter that outlines the primary duties of the Audit Committee, which is available on our website in the “Corporate Governance” subsection in the “Investors” section. The Audit Committee held seven meetings during the fiscal year ended December 31, 2017.

COMPENSATION COMMITTEE

The Compensation Committee of our Board of Directors currently consists of Messrs. Krummel, Reynolds and Teno. Mr. Krummel has served as chairman of the Compensation Committee since March 2015. Previously, Mr. Al-Sati served on the Compensation Committee from March 2015 to his resignation in March 2017, and Mr. Stoltz served on the Compensation Committee from March 2016 to his resignation in August 2017. Our Board of Directors determined in March 2018 that all members of the Compensation Committee meet the independence standards of the applicable NASDAQ Stock Market Rules. In March 2018, our Board also determined that Messrs. Krummel, Reynolds and Teno each satisfy the requirements of outside directors under Section 162(m) of the Internal Revenue Code of 1986, as amended, and that Messrs. Krummel and Reynolds each satisfy the requirements of non-employee directors under Rule 16b-3(b)(3) of the Exchange Act.

The Compensation Committee assists our Board of Directors in carrying out its responsibilities with respect to (i) employee compensation, benefit plans, and employee stock programs and (ii) matters relating to the compensation of persons serving as senior management and the Chief Executive Officer of the Company. The Compensation Committee determines and approves the total compensation of the Chief Executive Officer and senior management based on its evaluation of the performance the Chief Executive Officer and senior management in light of certain goals and objectives as well as input from the Nominating and Governance Committee, and with respect to senior management, the Compensation Committee also considers input from the Chief Executive Officer. The Compensation Committee has broad delegating authority, including the authority to delegate to subcommittees as it deems appropriate, to delegate to one or more executive officers the authority to approve equity compensation awards under established equity compensation plans of the Company to employees and officers of the Company other than those subject to Section 16 of the Exchange Act and to delegate any non-discretionary administrative authority under Company compensation and benefit plans consistent with any limitations specified in the applicable plans.

We have a Compensation Committee Charter that outlines the primary duties of the Compensation Committee, which is available on our website in the “Corporate Governance” subsection in the “Investors” section. The Compensation Committee held two meetings during the fiscal year ended December 31, 2017.

NOMINATING AND GOVERNANCE COMMITTEE

The Nominating and Governance Committee of our Board of Directors currently consists of Messrs. Bruheim and Teno. Mr. Bruheim has served as chairman of the Nominating and Governance Committee since March 2016. Previously, Mr. Al-Sati served on the Nominating and Governance Committee from March 2016 to his resignation in March 2017, and Mr. Stoltz served on the Nominating and Governance Committee from March 2016 to his resignation in August 2017. In addition, Mr. Proman served on the Nominating and Governance Committee from March 2017 to his resignation in October 2017.

The Nominating and Governance Committee identifies, evaluates and nominates qualified candidates for appointment or election to our Board of Directors. In identifying, evaluating and recommending director nominees to the Board, the Nominating and Governance Committee identifies persons who possess the integrity, leadership skills and competency required to direct and oversee our management in the best interests of its stockholders, customers, employees, communities we serve and other affected parties. A candidate must be willing to regularly attend Board meetings and if applicable, committee meetings, to participate in Board development programs, to develop a strong understanding of the Company, its businesses and its requirements, to contribute his or her time and knowledge to the Company and to be prepared to exercise his or her duties with skill and care. While the Board does not have a formal policy on diversity, in selecting nominees, the Nominating and Governance Committee seeks to have a Board that represents a diverse range of perspectives and experience relevant to the Company.

We have a Nominating and Governance Committee Charter that outlines the primary duties of the Nominating and Governance Committee, which is available on our website in the “Corporate Governance” subsection in the “Investors” section. The functions of the Nominating and Governance Committee, which are discussed in its charter, include (i) developing a pool of potential directorial candidates for consideration in the event of a vacancy on the Board, (ii) screening directorial candidates in accordance with certain guidelines and criteria set forth in its charter and (iii) recommending nominees to the Board. The Nominating and Governance Committee held one meeting during the fiscal year ended December 31, 2017.

The Nominating and Governance Committee seeks recommendations from our existing directors to identify potential candidates to fill vacancies on our Board. The Nominating and Governance Committee will also consider nominee recommendations properly submitted by stockholders in accordance with the procedures outlined in our bylaws, on the same basis as candidates recommended by the Board and other sources. For stockholder nominations of directors for the Annual Meeting, nominations must comply with the provisions of our Bylaws, must be made in writing and must be delivered to the Secretary of the Company at 2930 West Sam Houston Pkwy North, Suite 275, Houston, Texas 77043. Nominations must be received by the Secretary of the Company no later than sixty (60) days and no earlier than ninety (90) days prior to the anniversary date of the immediately preceding annual meeting, unless the annual meeting is called for a date that is not within thirty (30) days before or after the anniversary date of the immediately preceding annual meeting, in which case, nominations must be received by the earlier of the close of business on the tenth (10th) day following the day on which such notice of the date of the Annual Meeting was mailed or such public disclosure was made, whichever first occurs, or (b) two (2) days prior to the date of the Annual Meeting.

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

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Jon Christopher Boswell	2017	354,250	—	147,813	30,125	—	—	22,843	555,031
Chief Executive Officer	2016	200,000	65,000	53,200	14,618	—	—	22,621	355,439

Carlos Fernandez	2017	284,000	—		—	—	—	—	284,000
Executive Vice President-	2016	200,000	65,000	113,050	—	—	—	12,000	390,050
Corporate Business Development and General Manager Latin America

Alexander Nickolatos	2017	287,500	—	143,750	28,250	—	—	23,450	482,950
Chief Financial Officer and	2016	200,000	65,000	39,900	12,530	—	—	24,208	341,638
Assistant Secretary

(1)	The amounts in this column reflect the aggregate grant date fair value of all stock awards calculated in accordance with FASB ASC Topic 718. See “Part II – Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 14 – Stock-Based Compensation” for additional information regarding the assumptions used to calculate the grant date fair value of the stock awards. The stock awards granted to Messrs. Boswell, Fernandez and Nickolatos in 2017 were phantom stock awards granted under our 2015 Stock Incentive Plan. The stock awards granted to Messrs. Boswell, Fernandez and Nickolatos in 2016 were awards of restricted stock under our 2013 Stock Incentive Plan and 2015 Stock Incentive Plan.

(2)	The amount in this column reflects the aggregate grant date fair value of all option awards calculated in accordance with FASB ASC Topic 718. See “Part II – Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 14 – Stock-Based Compensation” for additional information regarding the assumptions used to calculate the fair value of the option awards. The option awards granted to Messrs. Boswell, Fernandez and Nickolatos in 2017 were granted under our 2015 Stock Incentive Plan. The option awards granted to Messrs. Boswell and Nickolatos in 2016 were granted under our 2013 Stock Incentive Plan and our 2015 Stock Inventive Plan.

(3)	Amounts reported in the “All Other Compensation” column consist of, with respect to all named executive officers, (a) employer matching contributions to our tax-qualified Section 401(k) retirement savings plan and (b) with respect to Messrs. Boswell and Nickolatos, a monthly car allowance.

Narrative Disclosure to Summary Compensation Table

Employment Agreements. The following summary provides a description of the material terms of the employment agreements that we have entered into with our named executive officers.

Jon Christopher Boswell. Effective as of April 1, 2017, we entered into an employment agreement (the “Boswell Employment Agreement”) with Mr. Boswell that superseded and replaced his prior employment agreement. The Boswell Employment Agreement provides for an initial one-year term of employment that commenced as of April 1, 2017 and, unless either party provides written notice of non-renewal within the requisite time period, the term will automatically be extended for an additional one-year period on April 1, 2018 and each subsequent anniversary of such date in accordance with the renewal provisions set forth in the agreement. The Boswell Employment Agreement provides for an initial annualized base salary of $350,000 per year and a target annual bonus equal to a maximum of 125% of Mr. Boswell’s annualized base salary. The Boswell Employment Agreement also contains severance provisions, which are discussed below under “Potential Payments Upon Termination or a Change in Control.” The Boswell Employment Agreement also provides that during the term of employment and for six (6) months after the termination of Mr. Boswell’s employment (for whatever reason), Mr. Boswell will not compete with us or solicit our customers or our employees. The agreement also provides for the nondisclosure of any confidential information relating to us by Mr. Boswell.

Carlos Fernandez. Effective as of April 1, 2017, we entered into an employment agreement (the “Fernandez Employment Agreement”) with Mr. Fernandez that superseded and replaced his prior employment agreement. The Fernandez Employment Agreement provides for an initial one-year term of employment that commenced as of April 1, 2017 and, unless either party provides written notice of non-renewal within the requisite time period, the term will automatically be extended for an additional one-year period on April 1, 2018 and each subsequent anniversary of such date in accordance with the renewal provisions set forth in the agreement. The Fernandez Employment Agreement provides for an initial annualized base salary of $312,000 per year and a target annual bonus equal to a maximum of 100% of Mr. Fernandez’s annualized base salary. The Fernandez Employment Agreement also contains severance provisions, which are discussed below under “Additional Narrative Disclosure –Potential Payments Upon Termination or a Change in Control.” The Fernandez Employment Agreement also provides that during the term of employment and for six (6) months after the termination of Mr. Fernandez’s employment (for whatever reason), Mr. Fernandez will not compete with us or solicit our customers or our employees. The agreement also provides for the non-disclosure of our confidential information by Mr. Fernandez.

Alexander Nickolatos. Effective as of April 1, 2017, we entered into an employment agreement (the “Nickolatos Employment Agreement”) with Mr. Nickolatos that superseded and replaced his prior employment agreement. The Nickolatos Employment Agreement provides for an initial one-year term of employment that commenced as of April 1, 2017 and, unless either party provides written notice of non-renewal within the requisite time period, the term will automatically be extended for an additional one-year period on the April 1, 2018 and each subsequent anniversary of such date in accordance with the renewal provisions set forth in the agreement. The Nickolatos Employment Agreement provides for an annualized base salary of $300,000 per year and a target annual bonus equal to a maximum of 100% of Mr. Nickolatos’ base salary. The Nickolatos Employment Agreement also contains severance provisions, which are discussed below under “Additional Narrative Disclosure –Potential Payments Upon Termination or a Change in Control.” The Nickolatos Employment Agreement also provides that during the term of the agreement and for six (6) months after the termination of Mr. Nickolatos’ employment (for whatever reason), Mr. Nickolatos will not compete with us or solicit our customers or our employees. The agreement also provides for the non-disclosure of our confidential information by Mr. Nickolatos.

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table presents, for each named executive officer, information regarding outstanding option awards and stock awards held as of December 31, 2017.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (2)	Market Value of Shares of Stock That Have Not Vested ($)(3)
Jon Christopher Boswell	30,048			3.33	8/28/22	299,250	$377,055
	125,000			6.00	10/24/23
	12,750	4,250	(1)	6.00	7/11/24
	13,125	4,375	(4)	3.00	5/27/26
	125,000	375,000	(5)	1.41	5/4/27
	25,000	25,000	(5)	2.00	5/4/27
	50,000	50,000	(5)	2.50	5/4/27

Carlos Fernandez	22,318			3.33	8/28/22	324,375	408,713
	10,000			6.00	10/24/23
	125,000	375,000	(5)	1.41	5/4/27
	25,000	75,000	(5)	2.00	5/4/27
	37,500	112,500	(5)	2.50	5/4/27

Alexander Nickolatos	4,083			0.33	7/1/2022	275,000	346,500
	5,015			3.33	8/28/22
	25,000			6.00	10/24/23
	11,250	3,750	(4)	3.00	5/27/26
	112,500	337,500	(5)	1.41	5/4/27
	75,000	25,000	(5)	2.00	5/4/27
	75,000	25,000	(5)	2.50	5/4/27

(1)	These options held by our named executive officer previously vested as to 75 percent of each award in equal installments on July 11, 2015, July 11, 2016 and July 11, 2017 and the remaining 25 percent of the award will become vested and exercisable in one installment on July 11, 2018 so long as the named executive officer remains employed by us on such date.

(2)	Includes (a) awards of restricted stock held by our named executive officers that previously vested as to 75 percent of each award in equal installments on July 11, 2015, July 11, 2016 and July 11, 2017 and consist of the following number of remaining shares that will become vested in one remaining installment on July 11, 2018 so long as the named executive officer remains employed by us on each such date: (i) Mr. Boswell – 4,250, (ii) Mr. Fernandez – 10,000 and (iii) Mr. Nickolatos – 7,500; (b) awards of restricted stock held by our named executive officer that previously vested as to 75% of each award in equal installments on December 1, 2015, December 1, 2016 and December 1, 2017 and consist of the following number of remaining shares that will become vested in one remaining installment on December 1, 2018 so long as the named executive officer remains employed by us on each such date: (i) Mr. Boswell – 5,000, (ii) Mr. Fernandez – 7,500, and (iii) Mr. Nickolatos – 6,250; and (c) awards of our restricted stock held by our named executive officers that will vest in three remaining equal annual installments on May 27, 2018, May 27, 2019 and May 27, 2020, so long as the named executive officer remains employed by us on each such date: (i) Mr. Boswell – 15,000, (ii) Mr. Fernandez – 31,875, and (iii) Mr. Nickolatos - 7,500; and (d) awards of our restricted stock held by our named executive officers that will vest in four remaining equal bi-annual installments on May 4, 2018, November 4, 2018, May 4, 2019, November 4, 2019, May 4, 2020 and November 4, 2020, so long as the named executive officer remains employed by us on each such date: (i) Mr. Boswell – 275,000, (ii) Mr. Fernandez – 275,000, and (iii) Mr. Nickolatos – 250,000.

(3)	The amounts in this column reflect the closing price of our common stock on December 29, 2017 (the last trading day of fiscal year 2017), which was $1.26, multiplied by the number of outstanding shares of restricted stock.

(4)	These options held by our named executive officers previously vested as to 25 percent of each award on May 27, 2017 and the remaining 75 percent of each award will become vested and exercisable in three equal annual installments on May 27, 2018, May 27, 2019 and May 27, 2020 so long as the named executive officer remains employed by us on each such date.

(5)	These options held by our named executive officers previously vested as to 25 percent of each award on November 4, 2017 and the remaining 75 percent of each award will become vested and exercisable in three equal semi-annual installments on May 4, 2018, November 4, 2018 and May 4, 2019 so long as the named executive officer remains employed by us on such date.

Additional Narrative Disclosure

Retirement Benefits

As of December 31, 2017, we maintain a tax-qualified Section 401(k) retirement savings plan. This plan provides for employee contributions, employer matching contributions (5% of salary), and a discretionary profit sharing contribution. Our named executive officers are eligible to participate in our tax-qualified Section 401(k) retirement savings plan on the same basis as other employees who satisfy the plan’s eligibility requirements, including requirements relating to age and length of service. No discretionary profit sharing contributions were made during 2017 or 2016. Under this plan, participants may elect to make pre-tax contributions not to exceed the applicable statutory limitation, which was $18,500 for 2017. All employer contributions vest immediately.

Potential Payments Upon Termination or a Change in Control

The employment agreements with Messrs. Boswell, Fernandez and Nickolatos contain severance provisions, as described below.

Mr. Boswell. If we terminate Mr. Boswell’s employment without “cause” (as such term is defined in the Boswell Employment Agreement), or if Mr. Boswell terminates his employment with us for “good reason” (as such term is defined in the Boswell Employment Agreement), then Mr. Boswell is entitled to (a) his base salary accrued to the date of his termination and any unreimbursed business expenses, (b) an amount equal to one year of base salary, (c) full vesting of all unvested restricted stock or stock options, if any, that were granted prior to the effective date of the Boswell Employment Agreement (i.e., April 1, 2017) and (d) subject to Mr. Boswell’s timely election of medical benefit continuation pursuant to the Consolidated Omnibus Budget Reconciliation Act, as amended (“COBRA”), payment or reimbursement of the cost of COBRA continuation coverage (such that Mr. Boswell pays the same premium for COBRA continuation coverage as other executives pay for coverage under our medical plan) for Mr. Boswell and his covered dependents for up to 18 months. Payment of items (b), (c) and (d) is contingent upon the execution of a release by Mr. Boswell on a form provided by us.

If Mr. Boswell’s employment with us is terminated due to his becoming disabled or his death, Mr. Boswell (or his estate, as applicable) is entitled to his base salary accrued to the date of his termination, any unreimbursed business expenses and unpaid bonus from the prior year.

If Mr. Boswell’s employment with us is terminated for cause, or if Mr. Boswell terminates his employment with us voluntarily, Mr. Boswell is entitled to his base salary accrued to the date of his termination and any unreimbursed business expenses.

If we or Mr. Boswell elect to not renew the Boswell Employment Agreement at the end of its term, then Mr. Boswell is entitled to his base salary accrued to the date of his termination and any unreimbursed business expenses. In addition, if we elect to not renew the Boswell Employment Agreement at the end of its term, Mr. Boswell is entitled to an amount equal to one year of base salary, subject to the execution of a release by Mr. Boswell on a form provided by us.

Mr. Fernandez. If we terminate Mr. Fernandez’s employment without “cause” (as such term is defined in the Fernandez Employment Agreement), or if Mr. Fernandez terminates his employment with us for “good reason” (as such term is defined in the Fernandez Employment Agreement), then Mr. Fernandez is entitled to (a) his base salary accrued to the date of his termination and any unreimbursed business expenses, (b) an amount equal to one year of base salary, (c) full vesting of all unvested restricted stock or stock options, if any, that were granted prior to the effective date of the Fernandez Employment Agreement (i.e., April 1, 2017) and (d) subject to Mr. Fernandez’s timely election of medical benefit continuation pursuant to COBRA, payment or reimbursement of the cost of COBRA continuation coverage (such that Mr. Fernandez pays the same premium for COBRA continuation coverage as other executives pay for coverage under our medical plan) for Mr. Fernandez and his covered dependents for up to 18 months. Payment of items (b), (c) and (d) is contingent upon the execution of a release by Mr. Fernandez on a form provided by us.

If Mr. Fernandez’s employment with us is terminated due to his becoming disabled or his death, Mr. Fernandez (or his estate, as applicable) is entitled to his base salary accrued to the date of his termination, any unreimbursed business expenses and unpaid bonus from the prior year.

If Mr. Fernandez’s employment with us is terminated for cause, or if Mr. Fernandez terminates his employment with us voluntarily, Mr. Fernandez is entitled to his base salary accrued to the date of his termination and any unreimbursed business expenses.

If we or Mr. Fernandez elect to not renew the Fernandez Employment Agreement at the end of its term, then Mr. Fernandez is entitled to his base salary accrued to the date of his termination and any unreimbursed business expenses. In addition, if we elect not to renew the Fernandez Employment Agreement at the end of its term, then Mr. Fernandez is entitled to an amount equal to one year of base salary, subject to the execution of a release by Mr. Fernandez on a form provided by us.

Mr. Nickolatos. If we terminate Mr. Nickolatos’ employment without “cause” (as such term is defined in the Nickolatos Employment Agreement), or if Mr. Nickolatos terminates his employment with us for “good reason” (as such term is defined in the Nickolatos Employment Agreement), then Mr. Nickolatos is entitled to (a) his base salary accrued to the date of his termination and any unreimbursed business expenses, (b) an amount equal to one year of base salary, (c) full vesting of all unvested restricted stock or stock options, if any, that were granted prior to the effective date of the Nickolatos Employment Agreement (i.e., April 1, 2017) and (d) subject to Mr. Nickolatos’ timely election of medical benefit continuation pursuant to COBRA, payment or reimbursement of the cost of COBRA continuation coverage (such that Mr. Nickolatos pays the same premium for COBRA continuation coverage as other executives pay for coverage under our medical plan) for Mr. Nickolatos and his covered dependents for up to 18 months. Payment of items (b), (c) and (d) is contingent upon the execution of a release by Mr. Nickolatos on a form provided by us.

If Mr. Nickolatos’ employment with us is terminated due to his becoming disabled or his death, Mr. Nickolatos (or his estate, as applicable) is entitled to his base salary accrued to the date of his termination, any unreimbursed business expenses and unpaid bonus from the prior year.

If Mr. Nickolatos’ employment with us is terminated for cause, or if Mr. Nickolatos terminates his employment with us voluntarily, Mr. Nickolatos is entitled to his base salary accrued to the date of his termination and any unreimbursed business expenses.

If we or Mr. Nickolatos elect to not renew the Nickolatos Employment Agreement at the end of its term, then Mr. Nickolatos is entitled to his base salary accrued to the date of his termination and any unreimbursed business expenses. In addition, if we elect not to renew the Nickolatos Employment Agreement at the end of its term, then Mr. Nickolatos is entitled to an amount equal to one year of base salary, subject to the execution of a release by Mr. Nickolatos on a form provided by us.

Director Compensation

Historically, we have not had a formalized compensation program for our non-employee members of our Board of Directors for their service as directors. On November 8, 2017, the following compensation arrangements were approved for each of Messrs. Bruheim, Krummel, Reynolds, Snyder and Stewart:

●	A phantom stock award under our 2015 Stock Incentive Plan that consists of 67,568 shares of phantom stock, which award vests as to 16,892 shares on each of May 8, 2018, November 8, 2018, May 8, 2019 and November 8, 2019; and

●	An annual cash retainer of $50,000 that commenced effective as of April 1, 2017 and is payable in quarterly installments in arrears (pro-rated for partial periods of service).

With respect to Mr. Stewart’s service as Chairman, on December 18, 2017, our Board of Directors approved the following compensation arrangement:

●	A one-time phantom stock award under our 2015 Stock Incentive Plan that consists of 300,000 shares of phantom stock, which award vests as to one-third of the shares upon each of three milestones, which are based on the market price of shares of our common stock, subject to Mr. Stewart’s continued service as Chairman through the first anniversary of the grant date of this award;

●	A one-time phantom stock award under our 2015 Stock Incentive Plan that consists of an additional 150,000 shares of phantom stock, which award is expected to be approved on or around April 15, 2018, and which is expected to vest as to one-third of the shares upon each of three milestones, which will be based on the market price of shares of our common stock, subject to Mr. Stewart’s continued service as Chairman through the first anniversary of the grant date of this award; and

●	A one-time phantom stock award under our 2015 Stock Incentive Plan that consists of an additional 300,000 shares of phantom stock, which award is expected to be approved on or around July 15, 2018, and which is expected to vest as to one-third of the shares upon each of three milestones, which will be based on the market price of shares of our common stock, subject to Mr. Stewart’s continued service as Chairman through the first anniversary of the grant date of this award.

In addition, we reimburse our non-employee directors for any travel or other business expenses related to their service as a director. The table below and the narrative in the footnotes provide the compensation amounts for our non-employee directors for 2017, as well as additional information in connection with such amounts.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bjarte Bruheim	37,500	100,000	—	—	—	—	137,500
Christopher A. Krummel	37,500	100,000	—	—	—	—	137,500
Timothy L. Reynolds	17,391	100,000	—	—	—	—	117,391
Todd R. Snyder	10,734	100,000	—	—	—	—	110,734
Brian R. Stewart	10,734	420,000	—	—	—	—	430,734
Andrew Teno	—	—	—	—	—	—	—

(1)	Certain of these fees were paid in the first quarter of 2018 as compensation for serving as a director in the fourth quarter of 2017 with respect to Messrs. Bruheim ($12,500), Krummel ($12,500), Reynolds ($17,391), Snyder ($10,734) and Stewart ($10,734).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

At March 16, 2018, we had 74,577,899 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 16, 2018 by:

●	each person known by us to be the beneficial owner of more than 5% of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	our executive officers and directors as a group.

Beneficial ownership is determined in accordance with SEC rules. The percentages in the table are computed using a denominator consisting of 74,577,899 shares of outstanding common stock plus the number of shares of common stock subject to vesting with respect to a holder within 60 days of March 15, 2018 or issuable upon the exercise of all outstanding options, warrants, rights or conversion privileges held by a holder which are exercisable within 60 days of March 16, 2018. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name and Address of Beneficial Owner(1)	Number of Shares	Percentage of Class
5% Stockholders:
Fir Tree (2)	50,025,278	67.1%
Bienville Capital Management, LLC (3)	6,578,149	8.8%
Directors and Executive Officers:
Brian R. Stewart (4)	16,892	*
Chairman
Jon Christopher Boswell (5)	1,008,808	1.3%
Director, President and Chief Executive Officer
Carlos Fernandez (6)	842,311	1.1%
Executive Vice President-Corporate Business Development and General Manager- Latin America
Alexander Nickolatos (7)	616,754	*
Chief Financial Officer and Assistant Secretary
Bjarte Bruheim (8)	685,682	*
Director
Christopher A. Krummel (9)	87,467	*
Director
Timothy L. Reynolds (10)	16,892	*
Director
Todd R. Snyder (11)	16,892	*
Director
Andrew Teno	—	*
Director

All executive officers and directors as a group (10 persons)	3,516,698	4.6%

* indicates less than 1%.

(1)	Unless otherwise specified the address of each stockholder is in care of 2930 West Sam Houston Parkway North, Suite 275, Houston, Texas 77043.

(2)	Includes 4,113,803 shares held by Fir Tree Capital Opportunity Master Fund, LP, 2,191,466 shares held by Fir Tree Capital Opportunity Master Fund III, LP, 750,593 shares held by FT SOF IV Holdings, LLC and 42,969,416 shares held by FT SOF VII Holdings, LLC (collectively, “Fir Tree Funds”). Fir Tree Partners serves as the investment manager of each of the Fir Tree Funds and has been granted investment discretion over portfolio investments, including the Common Stock held by the Fir Tree Funds. The business address of the Fir Tree Funds and Fir Tree Partners is c/o Fir Tree Partners, 55 West 46th Street, New York, New York 10036.

(3)	Based solely on the Schedule 13G filed with the SEC by Bienville Argentina Opportunities Fund 2.0, LP (“Bienville Argentina Fund”), Bienville Capital Management, LLC, BAOF 2.0 GP, LLC, William Herbert Stimpson, II and Michael Cullen Thompson, Jr. (collectively, “Bienville”), on February 14, 2018. BAOF 2.0 GP, LLC, which is the general partner of the Bienville Argentina Fund, and Bienville Capital Management, LLC, the investment manager of Bienville Argentina Fund, could be deemed to be indirect beneficial owners of the reported shares. William Herbert Stimpson II and Michael Cullen Thompson, Jr. (the “Managers”) and Donald Stoltz, III, as portfolio manager of Bienville Capital Management, LLC, could also be deemed to be indirect beneficial owners of the reported shares as managers of Bienville Capital Management, LLC. The business address of Bienville Argentina Fund is 521 Fifth Avenue, 35th Fl, New York City, NY 10175

(4)	Includes 16,892 shares of phantom stock that vest on May 8, 2018 provided that Mr. Stewart continues to serve on the Board through such date. Each share of phantom stock entitles the holder to receive one share of common stock at the time of vesting.

(5)	Includes (i) 372,173 shares of common stock subject to outstanding options that have vested and (ii) 68,750 shares of phantom stock scheduled to vest on May 4, 2018. Each share of phantom stock entitles the holder to receive one share of common stock at the time of vesting.

(6)	Includes (i) 219,818 shares of common stock subject to outstanding options that have vested and (ii) 68,750 shares of phantom stock scheduled to vest on May 4, 2018. Each share of phantom stock entitles the holder to receive one share of common stock at the time of vesting.

(7)	Includes (i) 200,348 shares of common stock subject to outstanding options that have vested and (ii) 62,500 shares of phantom stock scheduled to vest on May 4, 2018. Each share of phantom stock entitles the holder to receive one share of common stock at the time of vesting.

(8)	Includes (i) 143,151 shares of common stock subject to outstanding options that have vested and (ii) 16,892 shares of phantom stock that vest on May 8, 2018 provided that Mr. Bruheim continues to serve on the Board through such date. Each share of phantom stock entitles the holder to receive one share of common stock at the time of vesting.

(9)	Includes (i) 58,812 shares of common stock subject to outstanding options that have vested and (ii) 16,892 shares of phantom stock that vest on May 8, 2018 provided that Mr. Krummel continues to serve on the Board through such date. Each share of phantom stock entitles the holder to receive one share of common stock at the time of vesting.

(10)	Includes 16,892 shares of phantom stock that vest on May 8, 2018 provided that Mr. Reynolds continues to serve on the Board through such date. Each share of phantom stock entitles the holder to receive one share of common stock at the time of vesting.

(11)	Includes 16,892 shares of phantom stock that vest on May 8, 2018 provided that Mr. Snyder continues to serve on the Board through such date. Each share of phantom stock entitles the holder to receive one share of common stock at the time of vesting.

Item 13.	Certain RElationships and Related Transactions, and Director Independence

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

Transactions with Fir Tree

On March 3, 2017, the Company entered into a transaction with Fir Tree pursuant to which Fir Tree purchased from ACM Emerging Markets Master Fund I, L.P. $22 million aggregate principal amount of the Company’s outstanding convertible notes which were due in 2018. This transaction was part of a comprehensive recapitalization designed to create a path to a potential equalization of substantially all of the Company’s debt, subject to stockholder approval. As part of the transaction, the Company issued to Fir Tree an additional $19.4 million aggregate principal amount of convertible notes. After giving effect to these transactions, the Company had approximately $41.4 million of outstanding convertible notes. Fir Tree agreed to convert all of the outstanding convertible notes into common stock at a conversion price of $1.40 per share, subject to receipt of stockholder approval and satisfaction of certain other conditions.

On June 20, 2017, the Company converted such notes into Common Stock at a price of $1.40 per share, and issued 29,538,786 shares of Common Stock to Fir Tree (the “Conversion”), upon the Company receiving stockholder approval at the Annual Meeting of Stockholders of the Company on June 15, 2017. As such, all obligations under the notes have been deemed paid in full and the notes have been terminated. No termination penalty or fee was incurred in connection with the termination of the notes. The Conversion reduced the Company’s debt by approximately $41.4 million.

July 2017 and August 2017 Private Placements

On July 6, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with each of the purchasers identified on the signature pages thereto, including funds affiliated with Fir Tree and Bienville (collectively, the “July Purchasers”) pursuant to which the July Purchasers agreed to purchase 10,000,000 shares of the Company’s common stock, par value $0.001 per share, at a price of $1.50 per share (the “July Private Placement”). The issuance of the Shares pursuant to the Purchase Agreement was made in reliance upon an exemption from registration provided under Section 4(a)(2) of the Securities Act. The July Private Placement closed on July 6, 2017 and resulted in approximately $15.0 million of gross proceeds and approximately $14.8 million of net proceeds (after deducting the Company’s estimated expenses).

In connection with the closing of the July Private Placement, the Company and the July Purchasers entered into that certain Amended & Restated Registration Rights Agreement, dated July 6, 2017 (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company agreed to (i) use its reasonable best efforts to file a Registration Statement (as defined in the Registration Rights Agreement) on Form S-1 or any successor form thereto (each a “Long-Form Registration” as defined in the Registration Rights Agreement) with the Securities and Exchange Commission (the “Commission”) upon the initial request of registration from the Demand Holders (as defined in the Registration Rights Agreement) within ninety (90) days after the date on which the initial request is given; and (ii) use its reasonable best efforts to file a Registration Statement on Form S-3 or any successor form thereto, if the Company is qualified for the use of Form S-3, (each a “Short-Form Registration” as defined in the Registration Rights Agreement) with the Commission upon the initial request of registration from the Demand Holders within sixty (60) days after the date on which the initial request is given. In addition, the Registration Rights Agreement provides holders of Registrable Securities (as defined in the Registration Rights Agreement) piggyback registration rights, subject to certain underwriter cutbacks and issuer blackout periods. The Company also agreed to pay all fees and expenses relating to the registration and disposition of the Registrable Securities in compliance with the Company’s obligations under the Registration Rights Agreement.

In addition, in connection with the closing of the July Private Placement, the Company’s Amended and Restated Stockholders Agreement dated as of March 3, 2017 (the “Rights Agreement”) was amended to clarify certain procedures set forth in the Rights Agreement with respect to matters subject to approval by directors nominated by FT SOF VII Holdings, LLC, an affiliate of Fir Tree Partners.

On August 2, 2017, the Company entered into a Common Stock Subscription Agreement (the “Subscription Agreement”) with (i) affiliates of Fir Tree, pursuant to which such Fir Tree affiliates agreed to purchase 9,456,056 shares of the Company’s common stock, (ii) Bienville Argentina Fund, pursuant to which Bienville agreed to purchase 1,923,077 shares of the Company’s common stock and (iii) certain other purchasers identified on the signature pages thereto (the “August Purchasers”) pursuant to which such other August Purchasers agreed to purchase an aggregate of 10,124,364 shares of the Company’s common stock, in each cases of clauses (i), (ii) and (iii), at a price of $1.43 per share, which was the closing market price for the Company’s Common Stock on August 1, 2017 (collectively, the “August Private Placement”). The issuance of such shares of Common Stock pursuant to the Subscription Agreement was made in reliance upon an exemption from registration provided under Section 4(a)(2) of the Securities Act. The August Private Placement closed on August 8, 2017 and resulted in approximately $28.0 million of gross proceeds and approximately $26.7 million of net proceeds (after deducting the Company’s estimated expenses).

In connection with the August Private Placement, the Company, Fir Tree, Bienville Argentina Fund, and the August Purchasers entered into a new Registration Rights Agreement as of August 2, 2017 that became effective upon the closing of the August Private Placement (the “PIPE Registration Rights Agreement”). Under the PIPE Registration Rights Agreement, the Company agreed to (i) use its reasonable best efforts to file a Registration Statement (“Shelf Registration Statement” as defined in the PIPE Registration Rights Agreement) with the Commission no later than sixty (60) days following the closing date of the August Private Placement, to be effective no later than one hundred twenty (120) days following such closing date. In addition, the PIPE Registration Rights Agreement provides holders of Registrable Securities (as defined in the PIPE Registration Rights Agreement) piggyback registration rights, subject to certain underwriter cutbacks and issuer blackout periods. The Company agreed to pay all fees and expenses relating to the registration and disposition of the Registrable Securities in compliance with the Company’s obligations under the PIPE Registration Rights Agreement.

In connection with the August Private Placement, the prior Restated Registration Rights Agreement, dated as of March 3, 2017 (the “Existing Registration Rights Agreement”), among the Company, Fir Tree, Bienville and the other parties thereto, was amended so as to include definitions related to the August Private Placement, to clarify certain clauses set forth in the Existing Registration Rights Agreement with respect to the Shelf Registration Statement as defined in the PIPE Registration Rights Agreement, and to clarify certain aspects of the relationship between the Company’s obligations under the Existing Registration Rights Agreement and the Company’s obligations under the PIPE Registration Rights Agreement.

Transactions with Our Directors, Executive Officers and Affiliates

On November 30, 2016, the Company entered into the Loan Agreement with Bienville Argentina Fund, a large stockholder, and an individual. A portion of the $2 million proceeds from the Loan Agreement was used to pay the remaining amount payable (approximately $1 million) by the Company under an equipment purchase agreement dated October 10, 2014, as amended, with Gordon Brothers Commercial & Industrial, LLC for the purchase of certain TPUs. Bienville held $750,000 of the $2 million loan. The indebtedness created under the Loan Agreement, including approximately $24,548 of interest at 14% per annum, was repaid on March 6, 2017 with a portion of the proceeds of the credit facility extended by Fir Tree under the Amended and Restated Convertible Note Facility Agreement.

Director Independence

The members of the Audit Committee, namely Messrs. Krummel, Reynolds and Bruheim, the members of the Nominating and Governance Committee, namely Messrs. Bruheim and Teno, and the three members of the Compensation Committee, namely Messrs., Krummel, Reynolds and Teno, have been determined to be independent under the applicable NASDAQ Stock Market Rules and rules of the SEC. In addition, Messrs. Stewart and Snyder were each determined to be independent by the Board in March 2018, and former Directors Messrs. Al-Sati, Chan, Colvin, Narea, Proman and Stoltz were each determined to be independent prior to their departure. For a discussion of independence standards applicable to our Board and factors considered by our Board in making its independence determinations, please refer to “Committees of the Board of Directors” included under Part III, Item 10 of this Form 10-K.

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional audit services performed by Whitley Penn LLP for the audit of our annual financial statements for the fiscal year ended December 31, 2017 and 2016.

	2017	2016
Audit Fees(1)	$170,000	$107,843
Audit-Related Fees	—	—
Tax Fees	13,787	—
All Other Fees	—	—
Total Fees	$183,787	$107,843

(1)	Audit fees include professional services rendered for (i) the audit of our annual financial statements for the fiscal years ended December 31, 2017 and 2016, and (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years and (iii) the reviews of the S-1 filed during 2017.

Pre-Approval Policies

It is the policy of our Board that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by the Audit Committee. The Audit Committee pre-approved all services, audit and non-audit, provided to us by Whitley Penn LLP for 2016 and 2017.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

(a)	Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization dated September 18, 2013 by and between Vision Global Solutions, Inc., FRI MergerSub, Inc. and FracRock International Inc. (incorporated by reference to our Schedule 14A filed on October 22, 2013)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on November 26, 2013).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 9, 2017).

3.3	First Amendment to the Second Amended and Restated Bylaws of the Company adopted as of July 6, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 7, 2017).

3.4	Second Amendment to the Second Amended and Restated Bylaws of the Company adopted as of August 2, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 3, 2017).

3.5	Third Amendment to Second Amended and Restated Bylaws of the Company adopted as of August 25, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 25, 2017).

3.3	Certificate of Merger by and between FRI Merger Sub, Inc. and FracRock International, Inc. (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

4.1	Amended and Restated Stockholder Rights Agreement, dated as of March 3, 2017, by and among Eco-Stim Energy Solutions, Inc. and the parties named therein (incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q, filed March 9, 2017).

4.1(a)	First Amendment to Amended and Restated Stockholder Rights Agreement, dated as of July 6, 2017, by and among the Company and the parties named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 7, 2017).

4.1(b)	Second Amendment to Amended and Restated Stockholder Rights Agreement, dated as of August 25, 2017, by and among the Company and the parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2017).

4.2	Amended & Restated Registration Rights Agreement, dated as of July 6, 2017, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 7, 2017).

4.2(a)	First Amendment to Amended and Restated Registration Rights Agreement entered into as of August 2, 2017, by and among the Company and the parties named therein, to be effective upon the Closing Date (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 3, 2017).

4.3	Registration Rights Agreement entered into as of August 2, 2017, by and among the Company and the Investors named therein, to be effective upon the Closing Date (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 3, 2017).

10.1†	Form Stock Option Agreement under the Eco-Stim Energy Solutions, Inc. 2013 Stock Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

10.2†	Form Restricted Stock Agreement under the Eco-Stim Energy Solutions, Inc. 2013 Stock Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

Exhibit Number	Description

10.3†	Eco-Stim Energy Solutions, Inc. 2013 Stock Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

10.4	Coiled Tubing Asset Package Lease Agreement dated December 21, 2013 by and between Impact Engineering, A.S. and Tango Rock S.A. (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

10.5†	Purchase Order dated January 8, 2014 by and between Eco-Stim Energy Solutions, Inc. and Stewart & Stevenson Manufacturing Technologies LLC (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

10.6	Common Stock Purchase Warrant dated December 31, 2013 issued by Eco-Stim Energy Solutions, Inc. to Impact Engineering, A.S. (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

10.10	Assignment and Assumption Agreement dated as of May 28, 2014, by and between Eco-Stim Energy Solutions, Inc. and Viking Rock AS (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2014).

10.11	Exclusive Sales Agreement dated as of April 30, 2014, by and between Eco-Stim Energy Solutions, Inc. and Fotech Oil & Gas Solutions Limited (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 12, 2014).

10.12	Purchase Order, dated as of July 31, 2014, by and between Viking Rock AS and Feadar S.A. (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 12, 2014).

10.13	Eco-Stim Energy Solutions, Inc. 2015 Stock Incentive Plan (incorporated by reference to our Proxy Statement on Definitive Schedule 14A filed on June 2, 2015).

10.14†	First Amendment to the Eco-Stim Energy Solutions, Inc. 2015 Stock Incentive Plan (incorporated by reference to our Current Report on Form 8-K filed on March 11, 2016).

10.15†	Second Amendment to the Eco-Stim Energy Solutions, Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 21, 2017).

10.16	At Market Issuance Sales Agreement (incorporated by reference to our Current Report on Form 8-K filed on July 14, 2016).

Exhibit Number	Description

10.17	Securities Purchase Agreement, dated as of July 6, 2017, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2017).

10.18	Common Stock Subscription Agreement, dated as of August 2, 2017, by and among the Company and the Purchasers named therein, including Fir Tree (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2017).

10.19†	Employment Agreement by and between Eco-Stim Energy Solutions, Inc. and J. Christopher Boswell, effective as of April 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2017)

10.20†	Employment Agreement by and between Eco-Stim Energy Solutions, Inc. and Alexander Nickolatos, effective as of April 1, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 27, 2017)

10.21†	Employment Agreement by and between Eco-Stim Energy Solutions, Inc. and Carlos A. Fernandez, effective as of April 1, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 21, 2017)

10.22†	Employment Agreement by and between Eco-Stim Energy Solutions, Inc. and J. Christopher Boswell, effective as of April 1, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 27, 2017)

10.23†	Employment Agreement by and between Eco-Stim Energy Solutions, Inc. and Barry Ekstrand, effective as of April 5, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2017)

10.24*†	Form of Nonstatutory Stock Option Agreement under the Eco-Stim Energy Solutions, Inc. 2015 Stock Incentive Plan

10.25*†	Form of Phantom Stock Award Agreement under the Eco-Stim Energy Solutions, Inc. 2015 Stock Incentive Plan (Officers/Employees)

10.26*†	Form of Phantom Stock Award Agreement under the Eco-Stim Energy Solutions, Inc. 2015 Stock Incentive Plan (Directors)

10.27*†	Form of Phantom Stock Award Agreement under the Eco-Stim Energy Solutions, Inc. 2015 Stock Incentive Plan (Chairman)

10.28*†	Letter Agreement dated as of January 2, 2018 between Eco-Stim Energy Solutions, Inc. and Brian R. Stewart

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed on July 25, 2014)

23.1*	Consent of Independent Registered Public Accounting Firm (Whitley Penn LLP.)

31.1*	Rule 13(a)-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13(a)-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

*	Filed herewith.

†	Indicates management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2018	ECO-STIM ENERGY SOLUTIONS, INC.

	By:	/s/ Jon Christopher Boswell
Jon Christopher Boswell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jon Christopher Boswell	Director, President and Chief Executive Officer	March 19, 2018
Jon Christopher Boswell	(Principal Executive Officer)

/s/ Alexander Nickolatos	Chief Financial Officer and Assistant Secretary	March 19, 2018
Alexander Nickolatos	(Principal Financial and Accounting Officer)

/s/ Brian R. Stewart	Chairman	March 19, 2018
Brian R. Stewart

/s/ Bjarte Bruheim	Director	March 19, 2018
Bjarte Bruheim

/s/ Christopher A. Krummel	Director	March 19, 2018
Christopher A. Krummel

/s/ Timothy L. Reynolds	Director	March 19, 2018
Tim L. Reynolds

/s/ Todd R. Snyder	Director	March 19, 2018
Todd R. Snyder

/s/ Andrew Teno	Director	March 19, 2018
Andrew Teno

