Form 10-Q
period 2018-03-31
Eco-Stim Energy Solutions, Inc.
filed 2018-05-15
CIK 1135657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

The registrant had 74,873,477 shares of common stock outstanding at May 9, 2018. Excluded from the number of shares of Common Stock outstanding are 21,850 shares of treasury stock.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the anticipated future results or financial condition expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include but are not limited to:

●	the cyclical nature of the oil and natural gas industry;

●	the potential for our customers to backward-integrate by starting their own well service operations or otherwise reduce the use of our services;

●	the potential for excess capacity in the oil and natural gas service industry;

●	dependence on the spending and drilling activity by the onshore oil and natural gas industry;

●	competition within the oil and natural gas service industry;

●	concentration of our customer base and fulfillment of existing customer contracts;

●	our ability to maintain pricing and obtain contracts;

●	deterioration of the credit markets;

●	our ability to raise additional capital to fund future and committed capital expenditures;

●	increased vulnerability to adverse economic conditions due to our incurrence of indebtedness;

●	our limited operating history;

●	our ability to obtain raw materials and specialized equipment;

●	technological developments or enhancements;

●	asset impairment and other charges;

●	our ability to identify, make and integrate acquisitions;

●	the control of Fir Tree Partners (together with its affiliated funds, “Fir Tree”) over matters subject to stockholder approvals;

●	loss of key executives;

●	the ability to employ and retain skilled and qualified workers;

●	work stoppages and other labor matters;

●	hazards inherent to the oil and natural gas industry;

●	inadequacy of insurance coverage for certain losses or liabilities;

●	delays in obtaining required permits;

●	ability to import equipment or spare parts into Argentina on a timely basis;

●	legislation and regulations affecting the oil and natural gas industry or aspects of our business, including future legislative and regulatory developments;

●	legislation and regulatory initiatives relating to well stimulation;

●	foreign currency exchange rate fluctuations;

●	effects of climate change;

●	volatility of economic conditions in Argentina;

●	market acceptance of turbine pressure pumping technology;

●	the profitability for our customers of shale oil and gas as commodity prices decrease;

●	risks of doing business in Argentina and the United States;

●	risks associated with the start-up of new business operations in new markets, such as the inability to hire sufficient qualified employees, obtain necessary machinery and equipment needed to conduct our operations and meet the needs of our customers, and our ability to obtain operating permits in time; and

●	costs and liabilities associated with labor, employment, environmental, health and safety laws, including any changes in the interpretation or enforcement thereof.

For additional information regarding known material factors that could affect our operating results and performance, please read (1) “Risk Factors” in Part II—Item 1A of this Form 10-Q and “Part I—Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and (2) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I—Item 2 of this Form 10-Q, as well as in Part II—Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Should one or more of these known material risks occur, or should the underlying assumptions prove incorrect, our actual results, performance, achievements or other events could differ materially from those expressed or implied in any forward-looking statement. There also may be risks of which we are currently unaware.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,598,810	$8,826,076
Accounts receivable	7,640,496	10,167,044
Inventory	3,435,004	3,699,245
Prepaids	6,615,501	4,363,064
Other assets	1,822,731	787,846
Total current assets	22,112,542	27,843,275

Property, plant and equipment, net	76,912,042	75,825,539
Total assets	$99,024,584	$103,668,814

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24,651,857	$17,110,691
Accrued expenses	5,117,979	4,820,774
Short-term notes payable	7,120,026	7,047,020
Current portion of capital lease payable	639,336	836,855
Total current liabilities	37,529,198	29,815,340

Non-current liabilities:
Long-term notes payable	1,023,276	1,172,712
Total non-current liabilities	1,023,276	1,172,712

Commitment and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued or outstanding at March 31, 2018 and none issued or outstanding at December 31, 2017	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 74,596,116 issued and 74,574,266 outstanding at March 31, 2018 and 74,599,749 issued and 74,577,899 outstanding at December 31, 2017	74,596	74,578
Additional paid-in capital	144,722,965	144,071,119
Treasury stock, at cost; 21,850 common shares at March 31, 2018 and at December 31, 2017	(57,469)	(57,469)
Accumulated deficit	(84,267,982)	(71,407,466)
Total stockholders’ equity	60,472,110	72,680,762

Total liabilities and stockholders’ equity	$99,024,584	$103,668,814

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues	$17,778,844	$2,562,657

Operating cost and expenses:
Cost of services	22,025,026	3,854,886
Selling, general, and administrative expenses	2,612,883	1,529,558
Depreciation and amortization expense	5,127,863	1,341,792
Total operating costs and expenses	29,765,772	6,726,236

Operating loss	(11,986,928)	(4,163,579)

Other income (expense):
Interest expense	(420,690)	(1,590,458)
Other income (expense)	(452,898)	91,752
Total other income (expense)	(873,588)	(1,498,706)

Benefit for income taxes	—	633,260

Net loss	$(12,860,516)	$(5,029,025)
Basic and diluted loss per share	$(0.17)	$(0.34)
Weighted average number of common shares outstanding – basic and diluted	74,579,112	14,827,416

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2017	74,577,899	$74,578	$144,071,119	$(57,469)	$(71,407,466)	$72,680,762
Stock based compensation, net of costs	18,217	18	651,846	—	—	651,864
Net loss	—	—	—	—	(12,860,516)	(12,860,516)
Balance at March 31, 2018	74,596,116	$74,596	$144,722,965	$(57,469)	$(84,267,982)	$60,472,110

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net loss	$(12,860,516)	$(5,029,025)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	5,127,863	1,341,792
Amortization of debt discount and loan origination cost	17,542	319,541
Stock based compensation	651,864	128,172
Changes in operating assets and liabilities:
Accounts receivable	2,526,548	144,877
Inventory	264,241	(76,314)
Prepaids and other assets	(3,201,908)	(1,039,737)
Accounts payable and accrued expenses	3,204,394	(551,546)
Net cash used in operating activities	(4,269,972)	(4,762,240)

Investing Activities
Purchases of equipment	(1,535,887)	(3,652,475)
Net cash used in investing activities	(1,535,887)	(3,652,475)

Financing Activities
Proceeds from sale of common stock, net	—	982,385
Proceeds from notes payable	2,150,602	19,565,983
Notes payable financing costs	—	(485,000)
Payments on notes payable and receivable facility	(2,356,948)	(2,041,514)
Payments on capital lease	(215,061)	(187,116)
Net cash provided (used by) by financing activities	(421,407)	17,834,738

Net increase (decrease) in cash and cash equivalents	(6,227,266)	9,420,023
Cash and cash equivalents, beginning of period	8,826,076	1,731,364

Cash and cash equivalents, end of period	$2,598,810	$11,151,387

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$220,625	$175,282
Cash paid during the period for income taxes	$178,738	$52,950

Non-cash transactions
Property, plant and equipment additions in accounts payable	$4,633,973	$174,277
Notes payable cost in accrued and accounts payable	$—	$106,065
Notes payable settled through recapitalization	$—	$22,000,000
Equipment purchased with notes payable	$44,503	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018
(Unaudited)

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

2 – Basis of Presentation and Significant Accounting Policies

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated financial statements are unaudited and have been prepared from our books and records in accordance with Rule 10-1 of Regulation S-X for interim financial information. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of our management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of results of operations for a full year. These condensed consolidated financial statements should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

In the second quarter 2017, we began start-up of operations in the U.S. We now manage our business through operating segments aligned with our two geographical operating regions; Argentina and the U.S. We also report certain corporate and other non-operating activities under the heading “Corporate and Other”, which primarily reflects corporate personnel and activities, incentive compensation programs and other non-operational allocable costs. For financial information about our segments, see Note 9 - Segment Reporting.

Principles of Consolidation

We consolidate all wholly- owned subsidiaries, controlled joint ventures and variable interest entities where the Company has determined it is the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation. Our wholly- owned subsidiaries include: Viking Rock Holding, AS (100%), Viking Rock, AS (100% owned), Cherokee Rock, Inc. (100% owned), EcoStim, Inc. (100% owned), and EcoStim Energy Solutions Argentina, SA (100% owned).

Going Concern

The Company has incurred net losses and losses from operations since inception and may require additional capital to continue operations. As of March 31, 2018, the Company had cash and cash equivalents of approximately $2.6 million and working capital deficit of approximately $15.4 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of May 11, 2018, the Company has all fleets deployed. In February 2018, the Company secured a receivable agreement designed to enhance liquidity and support growth as described in Note 7. The Company has engaged in negotiations with its customer in Argentina to seek modifications to the contract that would provide the Company with more favorable operating results. However, there can be no assurance that the Company’s efforts to renegotiate the terms of the contract will be successful, and the Company may continue to incur losses under the contract in the future. On April 2, 2018, the Company sold and issued 10,000 shares of Series A Preferred, providing $10.0 million of gross proceeds and an estimated $9.7 million of net proceeds after expenses to the Company as described in Note 10. Management believes the Company has the ability to continue as a going concern for twelve months from the date of filing of this 10-Q.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are used in, but are not limited to, determining the following: allowance for doubtful accounts, recoverability of long-lived assets and intangibles, useful lives used in depreciation and amortization, tax valuation allowance and stock-based compensation. The accounting estimates used in the preparation of the condensed consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes.

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

Revenue

The Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, effective January 1, 2018, using the modified retrospective method. As there was no material impact on the Company’s current revenue recognition processes, no retrospective adjustments were necessary. Further, there were no significant changes to the Company’s internal control over revenue recognition due to the Company’s adoption of ASU 2014-09.

Revenue is earned at a point in time when services are rendered, which is generally on a per stage basis for our well stimulation business or fixed daily rate for the Company’s coiled tubing operations. All revenue is recognized when a contract with a customer exists, the performance obligations under the contract have been satisfied, the amount to which the Company has the right to invoice has been determined and collectability of amounts subject to invoice is probable. The Company does not incur contract acquisition and origination costs. Taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from revenues in the unaudited condensed consolidated statements of operations and net cash provided by operating activities in the unaudited condensed consolidated statements of cash flows.

The Company has elected the practical expedient to recognize revenue based upon the transactional value it has the right to invoice upon completion of each performance obligation per the contract terms, as the Company believes its right to consideration corresponds directly with the value transferred to the customer, and this expedient does not lend itself to the application of significant judgment. As a result of electing these practical expedients, there was no material impact on the Company’s current revenue recognition processes and no retrospective adjustments were necessary.

The Company’s obligations for refunds as well as the warranties and related obligations stated in its contracts with its customers are standard to the industry and are related to the correction of any defectiveness in the execution of its performance obligations.

The Company expenses sales costs and any commissions when incurred as the amortization period would have been one year or less.

Well Stimulation Revenue

The Company provides well stimulation services based on contractual arrangements, such as term contracts and pricing agreements, or on a spot market basis. Revenue is recognized upon completion of stimulation stages and includes the components of the services and the chemicals and proppants consumed while performing the well stimulation services. For our U.S. business, our performance obligations are defined as stages. In the case of our Argentina business, our performance obligations are defined as stages plus specific defined services noted within the contract. For both businesses, customers are invoiced upon the completion of each job, which consist of multiple stimulation stages.

Under term pricing agreement arrangements, customers commit to targeted utilization levels at agreed-upon pricing, but without termination penalties or obligations to pay for services not used by the customer. In addition, the agreed-upon pricing is typically subject to periodic review.

Spot market basis arrangements are based on an agreed-upon spot market rates.

Coiled Tubing Revenue

For our coiled tubing services, performance obligations are satisfied within a day, in line with day rates established by the contract. Jobs for these services are typically short term in nature, lasting anywhere from a few hours to a few days. Revenue is recognized upon completion of each job based upon a completed field ticket. The Company charges the customer for mobilization, services performed, personnel on the job, equipment used on the job, and miscellaneous consumables at agreed-upon spot market rates.

Disaggregation of Revenue

Revenue activities during the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017

Revenues by service type:
Well stimulation	$17,547,269	$1,394,526
Coiled tubing	231,575	1,168,131
Total revenue	$17,778,844	$2,562,657

Contract Balances

In line with industry practice, the Company bills its customers for its services in arrears, typically when the stage or well is completed or at month-end. The majority of the Company’s jobs are completed in less than 14 days. Furthermore, it is currently not standard practice for the Company to execute contracts with prepayment features. As such, the Company’s contract liabilities are immaterial to its unaudited condensed consolidated balance sheets.

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

Net Loss per Common Share

For the three months ended March 31, 2018 and 2017, the weighted average shares outstanding excluded certain stock options and potential shares from convertible debt of 2,763,382 and 30,269,987, respectively, from the calculation of diluted earnings per share because these shares would be anti-dilutive. As of June 20, 2017, the Company’s convertible debt was converted into common stock at $1.40 per share and therefore the Company no longer has any convertible debt outstanding. Anti-dilutive warrants of 100,000 for each of the three months ended March 31, 2018 and 2017 were also excluded from the calculation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2018 presentation, with no material effect on the presentation of December 31, 2017 or March 31, 2017.

Accounts Receivable

Accounts receivable are stated at amounts management expects to collect from outstanding balances both billed and unbilled (unbilled accounts receivable represents amounts recognized as revenue for which invoices have not yet been sent to clients). Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. The Company evaluated all accounts receivable and determined that no reserve for doubtful accounts was necessary at March 31, 2018 or December 31, 2017.

Prepaids and Other Assets

Prepaid expenses and other assets are primarily comprised of prepaid insurance, Argentinian value added tax and deposits made on equipment purchases.

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

The estimated useful lives of our major classes of PPE are as follows:

Major Classes of PPE	Estimated Useful Lives
Machinery and equipment	13 months-7 years
Vehicles	5 years
Leasehold improvements	5 years (or the life of the lease)
Furniture and office equipment	3-5 years

Leases

The Company leases certain equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes. Any lease that does not meet the criteria for a capital lease is accounted for as an operating lease. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the related assets. Assets under capital leases are amortized using the straight-line method over the lease term. Amortization of assets under capital leases are included in depreciation expense.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ASC Topic 360 requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets with their associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying value exceeds the fair value. If estimated future cash flows are not achieved with respect to long-lived assets, additional write-downs may be required. During the three months ended March 31, 2018, the Company evaluated its long-lived assets for impairment and determined no impairment was necessary.

Major Customers and Concentration of Credit Risk

The majority of the Company’s business from inception through the first quarter of 2017 was conducted with major and independent oil and natural gas companies in Argentina. For the three months ending March 31, 2018, 71% or $12.7 million and 29% or $5.1 million of our revenue is from the U.S. and Argentina, respectively. The Company evaluates the financial strength of its customers and provides allowances for probable credit losses when deemed necessary. The Company derives a large amount of revenue from a small number of major and independent oil and natural gas companies. At March 31, 2018, the Company had a concentration of receivables with two customers.

For the three months ended March 31, 2018 and 2017, two major customers accounted for approximately 99% and 93% of our services revenue, respectively. For the year ended December 31, 2017, two major customers represented 74% of our services revenue. Our accounts receivable at March 31, 2018 and 2017 were concentrated with two major customers representing 99% and 94%, respectively.

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

The Company is subject to U.S. federal and foreign income taxes along with state corporate income taxes in Texas and Oklahoma. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. At March 31, 2018, a valuation allowance has been established reducing any deferred tax asset as it was determined that it is more likely than not that the deferred tax asset will not be realized.

Further, the Fir Tree Transaction (see Item 2: “‒Liquidity and Capital Resources” for more information on the Fir Tree Transaction), resulted in a change in control and will likely limit the Company’s ability to utilize net operating loss tax benefits due to limitations pursuant to Section 382 of the U.S. Tax Code. As of March 31, 2018 and December 31, 2017, there was no tax asset benefit recorded as a provision was made to fully reserve the benefit.

Recently Issued and Adopted Accounting Guidance

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when modification accounting should be applied for changes to terms or conditions of a share-based payment award. This ASU is applied prospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. We adopted ASU 2017-09 in the first quarter of 2018, with such adoption having no material impact on the accompanying condensed consolidated financial statements.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which replaced most existing revenue recognition guidance in U.S. GAAP when it became effective. This new standard requires us to recognize the amount of revenue to which we expect to be entitled for the transfer of promised goods or services to customers. We adopted the new standard using the modified retrospective application in the first quarter of 2018, with such adoption having no impact on the accompanying condensed consolidated financial statements and no cumulative effect adjustment was recognized.

Accounting Guidance Issued But Not Adopted as of March 31, 2018

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

3 – Accounts Receivable

Accounts receivable by category were as follows:

	March 31, 2018	December 31, 2017
Billed	$2,791,993	$4,439,637
Unbilled	4,848,503	5,727,407
Total accounts receivable	$7,640,496	$10,167,044

Subsequent to March 31, 2018, the full amount from the U.S. and a majority amount from Argentina of the unbilled were invoiced.

Receivables Agreement. On February 8, 2018, we entered into a Recourse Receivables Purchase & Security Agreement (the “Receivables Agreement”) with Porter Capital Corporation (“Porter Capital” or “Buyer”). Under the terms of the Receivables Agreement, we may, from time to time, sell accounts receivable (“Accounts”) to Buyer in exchange for funds in an amount equal to 80% (or less as percentage is subject to credit limits established by Porter Capital) of the face amount of the applicable Account at the time of sale of the Account, with the remaining 20% of the face amount of the applicable Account to be held back as a required reserve amount to be paid to us following Buyer’s receipt of payment on the Account by the account debtor, less applicable fees and interest charges. The total face amount of outstanding Accounts purchased by Buyer under the Receivables Agreement may not exceed $12.5 million.

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

All of our obligations under the Receivables Agreement are secured by liens on certain of our assets, including the accounts receivable, chattel paper, inventory relating to our U.S. operations and certain equipment used for our U.S. operations (excluding equipment subject to vendor financing). The Receivables Agreement further provides for customary events of default (“Events of Default”), including but not limited to the failure to make payments when due; insolvency events; the failure to comply with covenant obligations arising under the agreement or other agreements with Buyer or its affiliates; and breaches of representations and warranties. Upon the occurrence of an Event of Default, Porter Capital may terminate the Receivables Agreement and declare all of our outstanding obligations under the Receivables Agreement to be due and payable. The Receivables Agreement has an initial term of one year and will renew for successive one-year terms unless we provide notice of cancellation in accordance with the terms of the Receivables Agreement. We may also terminate the Receivables Agreement prior to the expiration of the term upon written notice and payment of our obligations thereunder.

For sales of our receivable under this Receivables Agreement, the Company applies the guidance in ASC 860, “Transfers and Servicing – Sales of Financial Assets”, which requires the derecognition of the carrying value of those accounts receivable in the Consolidated Balance Sheets. For the quarter ended March 31, 2018, $11.1 million of accounts receivable transferred pursuant to the Receivables Agreement qualified as sales of receivables and the carrying amounts were derecognized. There was no loss associated with the sales of these receivables. At March 31, 2018, we are owed $1.4 million representing the held back required reserve amount to be paid to us following Buyer’s receipt of payment on the Account by the account debtor. This balance is included in Accounts receivable on the Condensed Consolidated Balance Sheets.

4 – Prepaids

Prepaids by category were as follows:

	March 31, 2018	December 31, 2017
Prepaid insurance	$2,233,147	$142,531
VAT and other taxes	3,013,595	2,935,351
Vehicle registration	556,005	606,218
Prepaid other	531,504	678,964
Deferred financing costs	281,250
Total prepaids	$6,615,501	$4,363,064

A majority of the increase in Prepaids is attributable to insurance premium payments being recorded at the first of the year for annual coverage.

5 – Stock-Based Compensation

The Company has two stock incentive plans, the 2013 Stock Incentive Plan (the “2013 Plan”) and the 2015 Stock Incentive Plan (the “2015 Plan”), (or collectively, “the Plans”), for the granting of stock-based incentive awards, including incentive stock options, non-qualified stock options, restricted stock and phantom stock awards to employees, consultants and members of the Company’s Board. The 2013 Plan was adopted in 2012 and amended in 2013 and authorizes 1,000,000 shares to be issued under the 2013 Plan. The 2015 Plan, f/k/a “the 2014 Stock Incentive Plan,” was adopted in 2014 and was amended in 2015 and 2016 to authorize a total of 700,000 additional shares, resulting in a maximum of 1,200,000 shares being authorized for issue under the modified 2015 Plan. Both the 2013 Plan and the 2015 Plan have been approved by the stockholders of the Company. On June 15, 2017, at our annual meeting of stockholders (the “2017 Annual Meeting”), our stockholders approved an increase to the aggregate maximum number of shares available under the 2015 Plan by 5,000,000 shares (from 1,200,000 shares to 6,200,000 shares). As of March 31, 2018, 122,510 shares were available for grant under the 2013 Plan and 461,329 shares were available for grant under the 2015 Plan.

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

During the three months ended March 31, 2018 and 2017, the Company recorded $651,864 and $128,172, respectively, of stock-based compensation, which is included in selling, general, and administrative expense and cost of sales in the accompanying consolidated statement of operations. Total unamortized stock-based compensation expense at March 31, 2018 was $2,595,506 compared to $3,247,370 at December 31, 2017, and will be fully expensed through 2020.

6 – Commitments and Contingencies

Capital Lease Obligations

The Company leases certain equipment from a third party, with certain prepayments being made securing the final six months payments on the lease. Lease payments are $81,439 per month, with the final six months of prepaid payments being shown as other non-current assets in the consolidated balance sheets with a balance of $488,633.

The minimum present value of the lease payments is $0.7 million with terms of sixty months and implied interest of 14%. The next five years of lease payments are:

Capital Lease Payments
2018	$732,950
2019	—
Total future payments	732,950
Less debt discount due to warrants	(52,625)
Less amount representing interest	(40,989)

Less current portion of capital lease obligations	(639,336)
Capital lease obligations, excluding current installments	$—

Operating Leases

The Company’s operating leases correspond to equipment facilities and office space in Argentina and the U.S. The operating leases also correspond to operational equipment utilized by the Company’s U.S. operations. The combined future minimum lease payments as of March 31, 2018 are as follows:

Operating Leases
2018	$349,060
2019	69,000
Thereafter	—
Total	$418,060

7 – Debt

The carrying values of our debt obligations, net of unamortized debt issuance costs of $114,583 and $0 as of March 31, 2018 and December 31, 2017, respectively, are as follows:

	March 31, 2018		December 31, 2017
	Short Term	Long Term	Short Term	Long Term

Vendor equipment financing	$5,724,148	$1,023,276	$7,047,020	$1,172,712
Insurance financing	1,395,878	—	—	—
Total	$7,120,026	$1,023,276	$7,047,020	$1,172,712

Vendor Equipment Financing

During various dates beginning in late September through November 2017, the Company purchased equipment through a financing arrangement with an international equipment manufacturer at an interest rate of 8% for 12 months. At March 31, 2018, the Company had a loan balance of $4,750,282 and accrued interest of $31,610 with monthly payments of $570,113.

Beginning August 23, 2017 through September 28, 2017, the Company purchased trucks through a financing arrangement with an auto finance group at an interest rate of 4.99% annual interest for 36 months. At March 31, 2018, the Company had a loan balance of $824,654 and accrued interest of $0, with monthly payments of $26,168.

Beginning September 21, 2017 through September 29, 2017, the Company purchased tractors through a financing arrangement with an auto finance group at an interest rate of 8.59% for 24 months. At March 31, 2018, the Company had a loan balance of $785,429 and accrued interest of $750 with monthly payments of $45,625.

On December 20, 2017, the Company purchased tractors through a financing arrangement with an auto finance group at an interest rate of 8.9% for 36 months. At March 31, 2018, the Company had a loan balance of $342,115 and accrued interest of $0 with monthly payments of $11,729.

On February 21, 2018, the Company purchased a truck through a financing arrangement with an auto finance group at an interest rate of 7.49% for 48 months. At March 31, 2018, the Company had a loan balance of $44,503 and accrued interest of $64 with monthly payments of $1,079.

The total future minimum payments due on our Vendor Equipment Financings as of March 31, 2018 are noted as follows:

Total payments for 2018	$5,489,843
Total payments for 2019	831,729
Total payments for 2020	410,440
Total future payments	15,412
Total payments	$6,747,424

Insurance Financing

On January 1, 2018, the Company financed its operations insurance premiums with an insurance financing company for a total of $2,522,158 at an interest rate of 3.95%. As of March 31, 2018, the Company had a balance of $1,395,878 and accrued interest of $0.

8 – Equity

The Company has 50,000,000 shares of preferred stock authorized at $0.001 par value, 30,000 of which have been designated as Series A Convertible Preferred Stock. At March 31, 2018 and December 31, 2017, the Company had no preferred stock issued or outstanding.

9 – Segment Reporting

As a result of the beginning of new geographical revenue activity in the U.S. in the second quarter of 2017, we are reporting the results of each of our two reportable segments beginning with the second quarter of 2017 in accordance with ASC 280, Segment Reporting. Our Chief Executive Officer evaluates the results of operations on a consolidated as well as a segment level and is the person responsible for the final assessment of performance and making key operating decisions. Discrete financial information is available for each of the segments, and the operating results of each of the operating segments are used for performance evaluation and resource allocations.

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

Summarized financial information is shown in the following tables:

	Three Months Ended March 31,
	2018	2017

Revenues(1):
Argentina	$5,095,618	$2,562,657
United States	12,683,226	—
Total revenues	$17,778,844	$2,562,657

Cost of services(1,2):
Argentina	$5,386,845	$3,371,992
United States	16,638,181	482,894
Total cost of services	$22,025,026	$3,854,886

Gross margin(1,2):
Argentina	$(291,227)	$(809,335)
United States	(3,954,955)	(482,894)
Total gross margin	$(4,246,182)	$(1,292,229)

Capital expenditures:
Argentina	$2,845	$22,680
United States	1,533,042	3,629,795
Corporate and Other	—	—
Total capital expenditures	$1,535,887	$3,652,475

Depreciation and amortization:
Argentina	$1,479,581	$1,009,255
United States	3,614,498	—
Corporate and Other	33,784	332,537
Total depreciation and amortization	$5,127,863	$1,341,792

(1)	U.S. activity began in February 2017 with start-up expenses being incurred. The Company began recognizing U.S. revenue in late May 2017. Intersegment transactions included in revenues were not significant for any of the periods presented.

(2)	Gross margin is defined as revenues less costs of services. Cost of services excludes selling, general and administrative expenses, research and development expenses and depreciation and amortization expense.

10 – Subsequent Event

On March 29, 2018, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with its majority shareholder and other funds, all of which are under management by Fir Tree Partners (collectively, “Fir Tree”), pursuant to which Fir Tree agreed to purchase 10,000 shares of the Company’s newly-designated Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred”), at a price of $1,000 per share. The Purchase Agreement also provides for the potential sale and issuance of up to an additional 5,000 shares of Series A Preferred to Fir Tree at a price of $1,000 per share. An initial closing was conducted on April 2, 2018 providing $10.0 million of gross proceeds and an estimated $9.7 million of net proceeds after expenses to the Company.

Each share of Series A Preferred ranks senior to the Common Stock, with respect to dividend rights and rights upon the liquidation, winding-up or dissolution of the Company and has a stated value of $1,000 per share (the “Stated Value”). In the event the Company is liquidated, wound up or dissolved, or if the Company effects any Deemed Liquidation Event (as defined below), the holders of Series A Preferred will be entitled to receive in respect thereof the greater of (i) the Stated Value plus any accrued and unpaid dividends thereon, (ii) the amount the holder thereof would receive if such shares of Series A Preferred were converted into Common Stock immediately prior to such liquidation, dissolution, winding up or Deemed Liquidation Event or (iii) a liquidating distribution equal to 1.5 times the Stated Value. A “Deemed Liquidation Event” includes certain merger or consolidation transactions, a sale of all or substantially all of the Company’s assets, a change of control transaction or similar event.

Holders of Series A Preferred will be entitled to vote with holders of Common Stock and are entitled to one vote per share of Common Stock into which a share of Series A Preferred is then-convertible on any matter on which holders of the capital stock of the Company are entitled to vote. Each share of Series A Preferred is initially convertible, at the option of the holder at any time, into a number of shares of Common Stock determined by dividing the Stated Value plus any dividends accrued but unpaid thereon by the conversion price of $1.15 (subject to adjustment for stock splits, combinations, certain distributions or similar events). In addition, for so long as shares of Series A Preferred are outstanding, the affirmative vote or consent of holders of a majority of the outstanding shares of Series A Preferred, voting together as a separate class, is necessary before taking certain actions, including but not limited to (i) amending the articles of incorporation, the bylaws or the Certificate of Designation in a manner that would materially and adversely or disproportionately affect the powers, preferences or rights of the Series A Preferred, (ii) liquidating, dissolving or winding up the Company or entering into a Deemed Liquidation Event, (iii) creating or issuing any class of capital stock unless it ranks junior to the Series A Preferred with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company or any Deemed Liquidation Event, payment of dividends and rights of redemption, (iv) reclassifying, altering or amending any existing security that is pari passu or junior to the Series A Preferred with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company or any Deemed Liquidation Event, payment of dividends and rights of redemption if such reclassification, alteration or amendment would render such other security senior or pari passu with the Series A Preferred Stock in respect of any such right, preference or privilege, (v) subject to certain exceptions, purchasing or redeeming any shares of capital stock or paying any dividend or making any distribution thereon and (vi) issuing any shares of Series A Preferred to anyone other than the original holders of the Series A Preferred. Holders of Series A Preferred will be entitled to cumulative dividends payable semi-annually in arrears at a rate of (i) 10% per year, if paid in cash, or (ii) 12% per year, if, at the election of the Company, paid through the issuance of additional shares of Series A Preferred. In addition to the dividend rights described above, holders of Series A Preferred will be entitled to receive dividends or distributions declared or paid on Common Stock on an as-converted basis.

The Company may redeem shares of Series A Preferred at any time in cash at a price per share equal to the greater of (i) the Stated Value plus any accrued and unpaid dividends thereon and (ii) the product of 1.5 times the Stated Value.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q, together with the audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017. Unless the context otherwise requires, “we,” “us,” the “Company” or like terms refer to Eco-Stim Energy Solutions, Inc. and its subsidiaries.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including those described in the section titled “Cautionary Statements Regarding Forward-Looking Statements” in this Form 10-Q.

Executive Summary

General

We are a growth-oriented, technology-driven independent oilfield services company providing well stimulation, coiled tubing and field management services to the upstream oil and gas industry. We currently operate three well stimulation fleets, two in the United States based out of our operations facility in Fairview, Oklahoma, and one in Argentina based out of our facilities in Neuquén, Argentina. In the United States, we currently provide pressure pumping services to customers in the Anadarko Basin in Oklahoma. In Argentina, we are currently providing services to the largest operator in the country.

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

	At or nearest to March 31, 2018	At or nearest to December 31, 2017	At or nearest to March 31, 2017
Rig Count Recap (1)

U.S. Land (excl offshore)	993	929	824
Oklahoma	118	120	121
Argentina	68	71	58
Commodity Prices (average)
Crude Oil (West Texas Intermediate) (2)	$64.87	$60.46	50.54
Natural Gas (Henry Hub)	$2.69	$2.82	2.88

(1)	Drilling count activity as measured by active drilling rigs based on Baker Hughes Incorporated rig count information.
(2)	Crude Oil (WTI Spot Price per barrel as reported by the U.S. Energy Information Administration).
(3)	Natural Gas prices per mmbtu as reported by U.S. Energy Information Administration.

Land based rig count reported has shown a 7% increase from December 31, 2017 to March 31, 2018 and a 21% increase from March 31, 2017 to March 31, 2018. For our U.S. operations, which began activity during 2017, our activity has been concentrated in the Anadarko Basin in Oklahoma. Oklahoma’s rig count reported dropped 2% from December 31, 2017 to March 31, 2018, and dropped 2% from March 31, 2017 to March 31, 2018.

According to the Baker Hughes rig count reporting, the Argentinian land based rig count dropped 4% from December 31, 2017 to March 31, 2018, but increased 17% from March 31, 2017 to March 31, 2018. For our Argentina operations, our 2017 and first quarter 2018 activity was concentrated in the Neuquén Basin in Argentina.

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

Our customers utilize our coiled tubing services to perform various functions associated with well-servicing operations and to facilitate completion of horizontal wells. Coiled tubing services involve the insertion of steel tubing into a well to convey materials and/or equipment to perform various applications as part of a new completion or the servicing of existing wells, including wellbore maintenance, nitrogen services, thru-tubing services, and formation stimulation using acid and other chemicals. Coiled tubing has become a preferred method of well completion, workover and maintenance projects due to speed, ability to handle heavy-duty jobs across a wide spectrum of pressure environments, safety and ability to perform services without having to shut-in a well. Our coiled tubing capabilities cover a wide range of applications for horizontal completion, work-over and well-maintenance projects. As a result, coiled tubing services are less tied to active rig count and more tied to price of oil and natural gas as well as customers’ expenditure budgets, which is usually also tied to the price of oil and natural gas.

Business Segments

With the start-up of our U.S. operations during the second quarter of 2017, we now manage our business through operating segments that are aligned with our two geographic regions, the United States and Argentina. We also report certain corporate and other non-operating activities under the heading “Corporate and Other”, which primarily reflects corporate personnel and activities, incentive compensation programs and other non-operational allocable costs. For financial information about our segments, see Note 9, Segment Reporting.

Our segment operating results are frequently influenced by the number of active customers we have in the area, and also the level of our customers’ well activity which dictates the amount of activity we will have in any given period. This directly effects our revenue, but also the level of expenses we incur.

United States Segment. Through our U.S. segment, we serve the needs of our customers’ U.S. based operations by offering pressure pumping and field management operations services. In February 2017, we signed a one-year contract to provide pressure pumping in north central Oklahoma, at which time we began setting up, and thus incurring, start-up related costs associated with our operations in order to properly meet our contract service obligations. We established a base of operation in Fairview, Oklahoma, and utilize this base to service the surrounding areas. Revenue recognition for this segment began in May of 2017. The third quarter of 2017 was our first full operating quarter for this segment. In July 2017, we entered into a one-year contract with a second U.S. oil and natural gas exploration and production company to expand our pressure pumping operations in the north central region of Oklahoma. The work being performed under this contract supports a second well stimulation fleet. We commenced work and began recognizing revenue under this contract in mid-October 2017.

In November 2017, we negotiated an early release of our first U.S. fleet from our contract with our first U.S. customer based on low pricing and lower planned activity. In March 2018, and after securing sand delivery and other needed equipment, we redeployed this fleet to serve an independent E&P company operating in the STACK play. This spread did not provide services to customers in April 2018, but resumed operations with a new independent E&P company customer in early May 2018.

Argentina Segment. Through our Argentina segment, we serve the needs of our customers by providing pressure pumping and coiled tubing services. We began our service offerings in late 2014 in Argentina with our base of operation located in Neuquén City, Argentina. The majority of our revenues since inception and through the end of the third quarter of 2017 came from the Neuquén Basin.

In the second quarter of 2017, we entered into a two-year contract based on a proposal submitted in November 2016 with the largest operator in Argentina to provide services for their tight gas completions program. The majority of our revenues in our Argentina segment have come from our pressure pumping operations. To date, we have incurred losses under the contract due to lower than expected utilization of our assets, higher than expected third party costs incurred to provide the bundled services contemplated under the contract, and other factors. We have been engaged in extensive negotiations with our customer to modify or terminate the contract to provide us with more favorable operating results. We have now been notified by our customer that its Board of Directors has approved the termination of the contract following a transition period. We now expect to be released from any further obligations under the contract within 90 days and to continue working for 60-90 days under different commercial terms which are currently under negotiation. However, there can be no assurance that the contract will be terminated as currently expected, and we may continue to incur losses under the contract in the future. In addition, even if the contract is terminated as expected, we may incur further losses associated with our Argentina operations, which could be substantial, while we transition to other customers, and there can be no assurance that we obtain contracts with new customers on favorable terms or at all.

Results of Operations

For the Three Months Ended March 31, 2018 and 2017

U.S. revenue for the three months ended March 31, 2018 was $12.7 million, compared to $0 for the three months ended March 31, 2017. This increase was due to the fact that we did not begin our U.S. operations until the second quarter of 2017. We began operations under our first contract in the U.S. beginning in the latter half of the second quarter 2017.

Argentina revenue for the three months ended March 31, 2018 increased $2.5 million to $5.1 million, compared to $2.6 million for the three months ended March 31, 2017. In the quarter ending March 31, 2018, we were operating under our two-year contract which resulted in higher activity in our well stimulation and coiled tubing operations when compared with the quarter ended March 31, 2017. This increase was offset by reduced revenue from non-core third-party costs that, beginning in February 2018, were no longer incurred by the Company and thus no longer billable to our customer. These non-core services resulted in the majority of our Argentina losses during 2017.

U.S. cost of services was $16.6 million for the three months ended March 31, 2018, compared to $0.5 million for the three months ended March 31, 2017. This increase was due to the fact that we did not begin our U.S. operations until the second quarter of 2017. We began operations under our first contract in the U.S. beginning in the latter half of the second quarter 2017. Our negative gross margin for the quarter ended March 31, 2018 is attributable to one of our fleets being inactive during most of the quarter while awaiting sand handling equipment.

Argentina cost of services increased $2.0 million to $5.4 million for the three months ended March 31, 2018, compared to $3.4 million for the three months ended March 31, 2017. This increase was attributable to higher activity level attributable to the two-year contract, offset by a reduction in costs incurred attributable to non-core third party services which our customer sourced directly from those providers beginning on February 1, 2018.

Depreciation expense increased $3.8 million to $5.1 million for the three months ended March 31, 2018, compared to $1.3 million for the three months ended March 31, 2017. The increase was due to operational equipment purchased during 2017 and 2018 for the Company’s operational start-up in the U.S.

Selling, general, and administrative expenses increased $1.1 million to $2.6 million for the three months ended March 31, 2018, compared to $1.5 million for the three months ended March 31, 2017. This increase was a result of the startup of the U.S. operations in 2017. These increases included non-cash stock compensation, increased headcount and salary increases, director compensation increases, and certain increased legal and other professional expense.

Net total other income (expense) decreased $0.6 million to ($0.9 million) for the three months ended March 31, 2018 compared to ($1.5 million) for the three months ended March 31, 2017. This decrease in expense was primarily a result of a net reduction in interest expense in the first quarter of 2018 primarily related to convertible debt held during the first quarter of 2017 that was converted to equity in the second quarter of 2017. This decrease was offset by foreign currency translation losses from our Argentina business.

Liquidity and Capital Resources

Our primary sources of liquidity to date have been proceeds from various equity and debt offerings.

In July 2016, we entered into an At-Market Issuance Sale Agreement with equity sales providing proceeds during the second half of 2016 and during the first half of 2017.

On March 6, 2017, we closed a financing transaction with Fir Tree, (the “Fir Tree Transaction”) that was part of a comprehensive recapitalization designed to create a path to a potential conversion to equity of substantially all of our debt, subject to stockholder approval and satisfaction of certain other conditions. In connection with the Fir Tree Transaction, the we entered into an Amended and Restated Convertible Note Facility Agreement with Fir Tree (the “A&R Note”), which replaced the convertible note previously issued by us to certain funds affiliated with Albright Capital Management (collectively “ACM”), which Fir Tree purchased from ACM. In addition, we issued to Fir Tree a new convertible note with a principal amount of $19.4 million, (the “New Convertible Note”), representing an additional $17 million aggregate principal amount of convertible notes issued by us to the Fir Tree affiliate on March 6, 2017 and approximately $2.4 million principal amount of convertible notes in payment of accrued and unpaid interest on the existing ACM Note acquired by the Fir Tree affiliate from ACM. The unpaid principal amount of the New Convertible Note accrued interest at a rate of 20% per annum and was scheduled to mature on May 28, 2018. Approximately $2.1 million of the proceeds of the additional $17 million aggregate principal amount of New Convertible Note issued to the Fir Tree affiliate was used to repay existing debt under a Loan Agreement that was entered into on November 30, 2016 between us and two of its largest stockholders, with the balance of the proceeds used for equipment purchases, other approved capital expenditures incurred in accordance with an approved operating budget, and other working capital purposes. After giving effect to the Fir Tree Transaction, we had approximately $41.4 million of outstanding convertible notes which were all held by Fir Tree or an affiliate.

As part of the Fir Tree Transaction, Fir Tree agreed to convert the A&R Note and the New Convertible Note into common stock at a conversion price of $1.40 per share, subject to receipt of stockholder approval and satisfaction of certain other conditions. On June 15, 2017, stockholder approval was received and all the outstanding convertible notes were converted into approximately 29.5 million shares of common stock

On July 6, 2017, we closed on a private placement of shares of our common stock providing gross proceeds of $15 million, and net of cost proceeds of $14.9 million. As part of the offering, the Company issued 10,000,000 shares of its common stock for $1.50 per share to certain existing shareholders. The proceeds from the offering are being used to finance capital expenditures to support existing contracts we have in both Oklahoma and Argentina, for working capital and for other general corporate purposes.

On August 8, 2017, we closed on a private placement of shares of our common stock providing gross proceeds of $28 million, and net of cost proceeds of $26.8 million. As part of the offering, we issued an aggregate of 19,580,420 shares of its common stock for $1.43 per share to two existing stockholders and several new institutional investors. The proceeds from this offering are being used to finance capital expenditures to support our most recent customer contract in Oklahoma, for working capital and for other general corporate purposes.

On March 29, 2018, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with entities under management by Fir Tree, pursuant to which such Fir Tree entities agreed to purchase 10,000 shares of our newly-designated Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred”), at a price of $1,000 per share. The Purchase Agreement also provides for the potential sale and issuance of up to an additional 5,000 shares of Series A Preferred to Fir Tree at a price of $1,000 per share. An initial closing was conducted on April 2, 2018 providing for our sale and issuance of 10,000 shares of Series A Preferred, providing $10.0 million of gross proceeds and an estimated $9.7 million of net proceeds after expenses to us.

All the offerings with the exception of the April 2, 2018 private placement noted above are as discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, Part II – Item 8 – Financial Statements and Supplemental Data – Notes to consolidated financial statements – Note 11 – “Equity Offerings.”

As of March 31, 2018, our cash and cash equivalents were $2.6 million, as compared to $8.8 million as of December 31, 2017. Our working capital, which we define as the difference between our current assets and our current liabilities, is an indication of our liquidity and our potential requirements for short-term financing. Changes in our working capital are driven generally by changes in our accounts receivable, changes in our accounts payable, credit extended to and the timing of collections from our customers, and the level and timing of our capital expenditures. As of March 31, 2018, we had a working capital deficit of $15.4 million, as compared to a working capital deficit of $2.0 million as of December 31, 2017. This decrease in working capital deficit occurred primarily as a result of operating losses associated with our first U.S. spread being idle for most of the first quarter of 2018 as we transitioned that spread to operate in the STACK play, and losses incurred under our two-year contract in Argentina. We manage our working capital requirements primarily with our existing cash balances and funds provided under the Receivables Agreement described below. We expect our primary uses of cash in the near term will be to fund our operations, support our organic growth opportunities and satisfy obligations under any indebtedness we may incur in the future.

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

Receivables Agreement. On February 8, 2018, we entered into a Recourse Receivables Purchase & Security Agreement (the “Receivables Agreement”) with Porter Capital Corporation (“Porter Capital” or “Buyer”). Under the terms of the Receivables Agreement, we may, from time to time, sell accounts receivable (“Accounts”) to Buyer in exchange for funds in an amount equal to 80% (or less as percentage is subject to credit limits established by Porter Capital) of the face amount of the applicable Account at the time of sale of the Account, with the remaining 20% of the face amount of the applicable Account to be held back as a required reserve amount to be paid to us following Buyer’s receipt of payment on the Account by the account debtor, less applicable fees and interest charges. The total face amount of outstanding Accounts purchased by Buyer under the Receivables Agreement may not exceed $12.5 million.

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

All of our obligations under the Receivables Agreement are secured by liens on certain of our assets, including the accounts receivable, chattel paper, inventory relating to our U.S. operations and certain equipment used for our U.S. operations (excluding equipment subject to vendor financing). The Receivables Agreement further provides for customary events of default (“Events of Default”), including but not limited to the failure to make payments when due; insolvency events; the failure to comply with covenant obligations arising under the agreement or other agreements with Buyer or its affiliates; and breaches of representations and warranties. Upon the occurrence of an Event of Default, Porter Capital may terminate the Receivables Agreement and declare all of our outstanding obligations under the Receivables Agreement to be due and payable. The Receivables Agreement has an initial term of one year and will renew for successive one-year terms unless we provide notice of cancellation in accordance with the terms of the Receivables Agreement. We may also terminate the Receivables Agreement prior to the expiration of the term upon written notice and payment of our obligations thereunder.

For sales of our receivable under this Receivables Agreement, the Company applies the guidance in ASC 860, “Transfers and Servicing – Sales of Financial Assets”, which requires the derecognition of the carrying value of those accounts receivable in the Consolidated Balance Sheets. For the quarter ended March 31, 2018, $11.1 million of accounts receivable transferred pursuant to the Receivables Agreement qualified as sales of receivables and the carrying amounts were derecognized. There was no loss associated with the sales of these receivables. At March 31, 2018, we are owed $1.4 million representing the held back required reserve amount to be paid to us following Buyer’s receipt of payment on the Account by the account debtor. This balance is included in Accounts receivable on the Condensed Consolidated Balance Sheets.

Argentina Operations. In the second quarter of 2017, we entered into a two-year contract with the largest operator in Argentina to provide services for their tight gas completions program. To date, we have incurred losses under the contract due to lower than expected utilization of our assets, higher than expected third party costs incurred in order to provide the bundled services contemplated under the contract, and other factors. We have been engaged in extensive negotiations with our customer to modify or terminate the contract to provide us with more favorable operating results. We have now been notified by our customer that its Board of Directors has approved the termination of the contract following a transition period. We now expect to be released from any further obligations under the contract within 90 days and to continue working for 60-90 days under different commercial terms which are currently under negotiation. However, there can be no assurance that the contract will be terminated as currently expected, and we may continue to incur losses under the contract in the future. In addition, even if the contract is terminated as expected, we may incur further losses associated with our Argentina operations, which could be substantial, while we transition to other customers, and there can be no assurance that we obtain contracts with new customers on favorable terms or at all. As a result, our Argentina operations may require access to additional working capital if we continue to incur losses under our existing contract or during any transition period from our current customer to work for new customers following an early release from our current contract. The working capital associated with our Argentina operations decreased from $11.3 million, as of December 31, 2017, to $2.3 million, as of March 31, 2018. The working capital requirements of our Argentina operations could result in our incurrence of indebtedness, cash contributions to our Argentinian subsidiary from our parent company, asset sales or other third-party financings. We may also be required to incur other material costs in connection with our efforts to renegotiate or exit our current contract with our largest customer in Argentina. In addition, we may determine to reduce the scale of, shut down, or sell our operations in Argentina, which could result in the incurrence of material losses and expense.

Capital Requirements

The energy services business is capital intensive, requiring significant investment to expand, upgrade and maintain equipment. Our primary uses of capital have been the acquisition of equipment, working capital to finance our operations and general administrative expenses.

For the remainder of 2018, we expect our capital requirements to consist primarily of:

●	growth capital expenditures, such as those to acquire additional equipment and other assets to grow our business; and

●	maintenance capital expenditures, which are capital expenditures made to extend the useful life of our assets.

Additionally, we continually monitor new advances in well stimulation equipment and down-hole technology as well as technologies that may complement our business and opportunities to acquire additional equipment to meet our customers’ needs. We intend to incur approximately $7.0 million in capital expenditures during the remainder of 2018 and will incur additional capital expenditures on a discretionary basis as necessary to meet customer demands and subject to satisfactory financing. Our ability to make any significant acquisition for cash would likely require us to obtain additional equity or debt financing, which may not be available to us on favorable terms or at all.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we do not have any off-balance sheet arrangements. The term “off-balance sheet arrangements” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have (i) any obligation arising under a guarantee contract, derivative instrument or variable interest or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Sources and Uses of Cash

Net cash used in operating activities decreased $0.5 million to $4.3 million for the three months ended March 31, 2018 compared to $4.8 million for the three months ended March 31, 2017. The decrease was due to higher revenue activity increasing the accounts receivable, increase in prepaids attributable to annual insurance premiums recorded, and value-added tax (“VAT”) assets, offset by an increase in accounts payable due to increased expenditure activity for the three months ended March 31, 2018 compared to the same period ended March 31, 2017.

Net cash used in investing activities decreased $2.2 million to $1.5 million for the three months ended March 31, 2018 compared to $3.7 million for the three months ended March 31, 2017. This decrease was due primarily to a decrease of purchases of machinery and equipment during the first quarter of 2018 when compared to the first quarter of 2017. Greater purchases of machinery and equipment were being made during the first quarter of 2017 related to start-up of our operations in the U.S.

Net cash provided by (used in) financing activities decreased by $18.3 million to $(0.4) million for the three months ended March 31, 2018, compared to $17.8 million for the three months ended March 31, 2017. The decrease was primarily attributable to proceeds received from issuance of additional notes payable to Fir Tree during March 2017.

On July 13, 2016, we entered into an At-Market Issuance Sale Agreement. During 2016, the Company sold 796,573 shares through the agreement for total gross proceeds of $1.7 million. During the year ended December 31, 2017, we sold an additional 563,753 shares through the agreement for total gross proceeds of $1.0 million. We did not sell any shares under the agreement during the quarter ended March 31, 2018.

We had a net decrease in cash and cash equivalents of $6.2 million for the three months ended March 31, 2018, compared to a net increase in cash and cash equivalents of $9.4 million during the three months ended March 31, 2017 primarily resulting from proceeds provided from the Fir Tree Transaction during the first quarter of 2017. Please see “‒Liquidity and Capital Resources” for more information on the Fir Tree Transaction.

We did not generate positive cash flow from operations for the three months ended March 31, 2018. Further, while we believe we will begin generating positive cash flow from operations in the second quarter of 2018, our liquidity provided by our existing cash and cash equivalents may not be sufficient to fund our full capital expenditure plan, nor payments that might become due under our indebtedness. These commitments may require us to obtain additional equity or debt financing, which may not be available to us on favorable terms or at all.

Certain Factors Affecting Our Future Financial Position, Results of Operations and Cash Flows

We face many challenges and risks in the industry in which we operate. For information on other developments, factors and trends that may have an impact on our future financial position, results of operations or cash flows, please read this section in conjunction with the factors described or otherwise referenced in the sections titled “Cautionary Statements Regarding Forward-Looking Statements” and “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act consisting of controls and other procedures designed to give reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding such required disclosure. Based on their evaluation as of the end of the quarterly period covered by this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Exchange Act, were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be a party or otherwise subject to legal or regulatory proceedings or other claims incidental to or arising in the ordinary course of our business. While the ultimate outcome of these matters cannot be predicted at this time, we do not expect that the resolution of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

On May 1, 2018, a collective action lawsuit was filed against Eco-Stim Energy Solutions, Inc. and certain of its subsidiaries by a former employee in the United States District Court for the Southern District of Texas (Houston Division) alleging that the Company failed to pay a class of workers in compliance with the Fair Labor Standards Act and seeking recovery of such wages, attorney’s fees, costs, interest and other related damages. The Company disputes the allegations and intends to vigorously contest the matter. The Company is currently not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company’s financial position, results of operations or cash flows at this time.

ITEM 1A.	RISK FACTORS

Investors should carefully consider the risk factors included under Part I – Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 also on Form 10-K for the fiscal year ended December 31, 2017, together with all the other information included in this document and in our other public disclosures.

There have been no material changes to the risk factors previously disclosed in Part I – Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously reported on our Current Reports on Form 8-K, we did not have any sales of unregistered equity securities during the quarter ended March 31, 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 26, 2013).

3.2	Certificate of Designation of Preferences, Rights and Limitations (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 2, 2018).

3.3	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 9, 2017).

3.3(a)

First Amendment to the Second Amended and Restated Bylaws of the Company adopted as of July 6, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 7, 2017).

3.3(b)

Second Amendment to the Second Amended and Restated Bylaws of the Company adopted as of August 2, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 3, 2017).

3.3(c)	Third Amendment to Second Amended and Restated Bylaws of the Company adopted as of August 25, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 25, 2017).

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

4.2(a)	First Amendment to Amended and Restated Registration Rights Agreement entered into as of August 2, 2017, by and among the Company and the parties named therein, to be effective upon the Closing Date (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 3, 2017).

4.3	Registration Rights Agreement entered into as of August 2, 2017, by and among the Company and the Investors named therein, to be effective upon the Closing Date (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 3, 2017).

10.1	Securities Purchase Agreement, dated as of March 29, 2018, by and among the Company, Fir Tree Capital Opportunity Master Fund, LP, Fir Tree Capital Opportunity Master Fund III, LP, FT SOF IV Holdings, LLC and FT SOR VII Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2018).

10.2*+	Recourse Receivables Purchase & Security Agreement, dated as of February 8, 2018, by and between Eco-Stim Energy Solutions, Inc. and Porter Capital Corporation.

31.1*	Rule 13(a)-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13(a)-14(a) Certification of the Chief Financial Officer.

32.1**	Section 1350 Certification of the Chief Executive Officer.

32.2**	Section 1350 Certification of the Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
+	The Registrant has requested confidential treatment for portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2018	ECO-STIM ENERGY SOLUTIONS, INC.

	By:	/s/ Jon Christopher Boswell
Jon Christopher Boswell
President and Chief Executive Officer

	By:	/s/ Alexander Nickolatos
Alexander Nickolatos
Chief Financial Officer and Assistant Secretary

