Form 10-K/A
period 2017-12-31
Eco-Stim Energy Solutions, Inc.
filed 2018-05-18
CIK 1135657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE

On March 19, 2018 Eco-Stim Energy Solutions, Inc. (we use the terms “Eco-Stim,” “EcoStim,” “Company,” “we,” “us” and “our” to refer to Eco-Stim Energy Solutions, Inc.) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Original Form 10-K”). This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) amends Part III, Items 10 through 14 of the Original Form 10-K to revise information previously provided in the Original Form 10-K. Specifically, certain of the information relating to our named executive officers’ compensation as reported in the Summary Compensation Table included in the Original Form 10-K was incorrect due to inadvertent errors made in connection with the preparation of the Summary Compensation Table. The corrected information relating to our named executive officer’s compensation earned for services rendered to us is presented below on page 7. The result of this correction (a) increased the total compensation reflected in the Summary Compensation Table for each of Messrs. Boswell, Fernandez and Nickolatos for 2017 by $680,878, $860,636 and $594,872, respectively, and (b) decreased the total compensation reflected in the Summary Compensation Table for each of Messrs. Boswell, Fernandez and Nickolatos for 2016 by $34,194, $56,980 and $26,402, respectively.

In addition, certain of the information provided with respect to our named executive officers in the Outstanding Equity Awards at 2017 Fiscal Year-End table included in our Original Form 10-K was incorrect due to (i) the inadvertent inclusion of certain previously vested awards in the “Number of Shares of Stock That Have Not Vested” and the “Market Value of Shares of Stock That Have Not Vested” columns; and (ii) errors in the number of options listed as either exercisable or unexercisable in the table. The corrected information relating to our named executive officers is presented below on page 9. The result of this correction (a) decreased the number of shares of stock that have not vested reflected for each of Messrs. Boswell, Fernandez and Nickolatos as of December 31, 2017 by 93,000, 118,125 and 87,500 shares, respectively, and (b) decreased the market value of the shares of stock that have not vested reflected for each of Messrs. Boswell, Fernandez and Nickolatos as of December 31, 2017 by $117,180, $148,838 and $110,250, respectively.

Although the Company sufficiently included Part III in the Original Form 10-K, the Company has opted to file this Form 10-K/A so that the disclosure provided in the Company’s proxy statement for its 2018 annual meeting of stockholders is consistent with the disclosure provided in the Company’s Annual Report on Form 10-K, as amended by this Form 10-K/A. Except as described above, and except for certain immaterial changes conforming disclosure in this Form 10-K/A to disclosure provided in the Company’s proxy for its 2018 annual meeting of stockholders, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by Eco-Stim’s principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

i

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

All of our directors have been elected to serve until our next annual meeting of stockholders or until their earlier resignation, removal or death. Biographical information regarding our executive officers and directors, including their ages as of May 16, 2018, is as follows:

Name	Age	Position
Brian R. Stewart	62	Chairman
Jon Christopher Boswell	57	Director, President and Chief Executive Officer
Barry B. Ekstrand	60	Chief Operating Officer
Carlos A. Fernandez	61	Executive Vice President-Corporate Business Development and General Manager-Latin America
Alexander Nickolatos	40	Chief Financial Officer and Assistant Secretary
Bjarte Bruheim	62	Director
Christopher A. Krummel	50	Director
Timothy L. Reynolds	39	Director
Todd R. Snyder	55	Director
Andrew Teno	33	Director

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

Barry B. Ekstrand. Mr. Ekstrand joined our company in March 2017, and has served as Senior Vice President of Operations – North America from March 2017 through July 2017 and as Chief Operating Officer since August 2017. Prior to joining our company and since January 2016, Mr. Ekstrand served as an Executive-in-Residence at Republic Chemical Technologies (“RCT”), a portfolio company of the CSL Energy Fund, focusing on the application of chemical technologies and services in the energy industry. Mr. Ekstrand served as a freelance consultant in the energy services industry from October 2015 to January 2016. From May 2015 to October 2015, Mr. Ekstrand served as President of the Chemical Services Division of Chem Rock Technologies, a supplier of chemical products and services to the oil and gas industry, including additives and frac chemical for well fracturing and coiled tubing fluid. From October 2014 to May 2015, Mr. Ekstrand worked as a freelance consultant in the energy services industry. From May 2012 to October 2014, Mr. Ekstrand served first as Vice President – Coiled Tubing, and then as Sr. Vice President, Completion Services, for Key Energy Services, a company providing an array of onshore energy production services and solutions (“Key Energy”). Prior to Key Energy, from 2010 to 2012 Mr. Ekstrand served as President of CRS Proppants, a provider of resin coated sands for oil and gas well fracturing applications. He also served in various positions with Weatherford International from 2002 to 2010, including as its Global Vice President, Reservoir Stimulation & Pressure Pumping Business Unit. Mr. Ekstrand began his career with Halliburton Energy Services, where he served in various positions from 1980 to 2002, including as Global Strategic Business Manager and Country Manager. Mr. Ekstrand received an MBA from California State University, Bakersfield (1993), a BS in Chemical Engineering from California State Polytechnic University, Pomona (1980), and is named as an inventor of eight U.S. patents.

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

Bjarte Bruheim. Mr. Bruheim has served as a Director our company and its predecessors since December 2011 and served as Chairman of our Board of Directors from 2012 to 2017. He has over 30 years of international management experience and is also a serial entrepreneur. He has spent the majority of his career introducing technologies that reduce risk and improve efficiencies in the oil and gas business. Such companies include oilfield services companies such as PGS, which he co-founded in 1991; Electromagnetic Geoservices ASA (“EMGS”), where he was an early venture investor and Executive Chairman starting in 2004 and became Chief Executive Officer in January 2015 serving until August 2015; Geo-Texture Technologies, Inc. (“Geo-Texture”), which he co-founded in 2005; and ODIM ASA (“ODIM”), which he worked to turn around and later sell. In addition to the oilfield service companies, Mr. Bruheim was a co-founder in Spinnaker Exploration Company using PGS technology, an early venture investor in Spring Energy using EMGS technology, and co-founder of a small exploration and production (“E&P”) company operating in the Eagle Ford field in Texas using Geo-Texture technology. Mr. Bruheim is also a founder of Axxis Geo Solutions AS and has served as executive chairman of that company since 2017. Mr. Bruheim started his career as an executive with WesternGeco, now Schlumberger, after graduating with a master’s degree in Physics and Electronics from the Norwegian University of Science & Technology in Trondheim, Norway.

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

Andrew Teno. Mr. Teno was designated by Fir Tree to serve on our Board of Directors in March 2017, pursuant to the A&R Stockholder Rights Agreement. Mr. Teno has worked at Fir Tree Partners out of the Miami office since July 2011 and is currently a Director. He is focused on international value investing across capital structures, industries and geographies. Prior to Fir Tree, he worked at Crestview Partners from July 2009 to July 2011 as an associate in their Private Equity business. Prior to Crestview, Mr. Teno worked at Gleacher Partners, an M&A boutique, from July 2007 to July 2009. Mr. Teno received an undergraduate business degree from the Wharton School at the University of Pennsylvania in 2007.

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

Director Qualifications and Board Leadership Structure

Mr. Stewart has significant operational and executive experience in the oil and gas industry, including serving in roles of increasing responsibility at a large independent oil and gas exploration and production company and as the chief executive officer of an oil field services company. Mr. Boswell is the President and Chief Executive Officer of our company and has an extensive track record as an executive officer in the energy industry and has been part of starting and building multiple companies within the oilfield services sector. He also brings a strong financial background to our Board of Directors. Mr. Bruheim has significant operational experience in the oilfield services industry and brings both a practical understanding of the industry as well as hands-on experience at building companies in this sector. He currently serves on several boards of directors of private companies in the oil and gas industry and as Chief Executive Officer of companies operating in our industry and brings experience with young growing companies to our Board, which adds significant value. Mr. Krummel has significant financial experience in the industry with current and previous roles as Chief Financial Officer and Chief Accounting Officer with public companies where he was responsible for all accounting functions, including consolidated financial reporting and SEC filings. Mr. Reynolds has extensive experience serving as an executive in the energy sector and has relationships with many E&P companies, including companies operating in the U.S. and Argentina. Mr. Snyder has significant expertise in corporate finance and experience serving as a public company director, and he enhances the financial expertise of our Board of Directors. Mr. Teno has experience investing globally across asset classes including public equities and credit including high yield and investment grade bonds and loans, as well as private equity. He also has experience in corporate advisory including mergers and acquisitions and fairness opinions.

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

The Compensation Committee assists our Board of Directors in carrying out its responsibilities with respect to (i) employee compensation, benefit plans, and employee stock programs and (ii) matters relating to the compensation of persons serving as senior management and the Chief Executive Officer of the Company. The Compensation Committee determines and approves the total compensation of the Chief Executive Officer and senior management based on its evaluation of the performance of the Chief Executive Officer and senior management in light of certain goals and objectives as well as input from the Nominating and Governance Committee, and with respect to senior management, the Compensation Committee also considers input from the Chief Executive Officer. The Compensation Committee has broad delegating authority, including the authority to delegate to subcommittees as it deems appropriate, to delegate to one or more executive officers the authority to approve equity compensation awards under established equity compensation plans of the Company to employees and officers of the Company other than those subject to Section 16 of the Exchange Act and to delegate any non-discretionary administrative authority under Company compensation and benefit plans consistent with any limitations specified in the applicable plans.

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

The Nominating and Governance Committee seeks recommendations from our existing directors to identify potential candidates to fill vacancies on our Board. The Nominating and Governance Committee will also consider nominee recommendations properly submitted by stockholders in accordance with the procedures outlined in our bylaws, on the same basis as candidates recommended by the Board and other sources. Recommendations must be received by the Secretary of the Company no later than the earlier of (a) the close of business on the tenth (10th) day following the day on which such notice of the date of the Annual Meeting was mailed or such public disclosure was made, whichever first occurs, or (b) two (2) days prior to the date of the Annual Meeting.

In addition, the Nominating and Governance Committee will also consider all director candidates submitted by a stockholder, if such nomination is properly submitted by the stockholder in accordance with the procedures outlined in our bylaws. Stockholder nominations of directors must be made in writing and delivered to the address shown below. Nominations must be received by the Secretary of the Company no later than (i) thirty-five (35) days prior to the date of the annual meeting of stockholders, if notice of such annual meeting is given or publicly disclosed at least fifty (50) days prior to the meeting date, or (ii) if notice of the annual meeting is given less than fifty (50) days prior to the meeting date, the earlier of (a) the close of business on the tenth (10th) day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure was made, whichever first occurs, or (b) two (2) days prior to the date of such annual meeting. For stockholder nominations of directors for the Annual Meeting, nominations must comply with the provisions of our Bylaws, must be made in writing and must be delivered to the Secretary of the Company at 2930 West Sam Houston Pkwy North, Suite 275, Houston, Texas 77043.

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

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Jon Christopher Boswell	2017	354,250	—	359,863	498,953	—	—	22,843	1,235,909
Chief Executive Officer	2016	200,000	65,000	26,390	7,234	—	—	22,621	321,245
Carlos Fernandez	2017	284,000	—	385,708	474,928	—	—		1,144,636
Executive Vice President-	2016	200,000	65,000	56,070	—	—	—	12,000	333,070
Corporate Business Development and General Manager Latin America
Alexander Nickolatos	2017	287,500	—	350,634	416,238	—	—	23,450	1,077,822
Chief Financial Officer and Assistant Secretary	2016	200,000	65,000	19,808	6,220	—	—	24,208	315,236

(1)	The amounts in this column reflect the aggregate grant date fair value of all stock awards calculated in accordance with FASB ASC Topic 718. See “Part II – Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 14 – Stock-Based Compensation” in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information regarding the assumptions used to calculate the grant date fair value of the stock awards. The stock awards granted to Messrs. Boswell, Fernandez and Nickolatos in 2017 were phantom stock awards granted under our 2015 Stock Incentive Plan. The stock awards granted to Messrs. Boswell, Fernandez and Nickolatos in 2016 were awards of restricted stock under our 2013 Stock Incentive Plan and 2015 Stock Incentive Plan.
(2)	The amount in this column reflects the aggregate grant date fair value of all option awards calculated in accordance with FASB ASC Topic 718. See “Part II – Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 14 – Stock-Based Compensation” in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information regarding the assumptions used to calculate the fair value of the option awards. The option awards granted to Messrs. Boswell, Fernandez and Nickolatos in 2017 were granted under our 2015 Stock Incentive Plan. The option awards granted to Messrs. Boswell and Nickolatos in 2016 were granted under our 2013 Stock Incentive Plan and our 2015 Stock Inventive Plan.
(3)	Amounts reported in the “All Other Compensation” column consist of, with respect to all named executive officers, (a) employer matching contributions to our tax-qualified Section 401(k) retirement savings plan and (b) with respect to Messrs. Boswell and Nickolatos, a monthly car allowance.

Certain of the information relating to our named executive officers’ compensation as reported in the Summary Compensation Table included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2017 was incorrect due to inadvertent errors made in connection with the preparation of the Summary Compensation Table. The corrected information relating to our named executive officer’s compensation earned for services rendered to us is presented above. The result of this correction (a) increased the total compensation reflected in the Summary Compensation Table for each of Messrs. Boswell, Fernandez and Nickolatos for 2017 by $680,878, $860,636 and $594,872, respectively, and (b) decreased the total compensation reflected in the Summary Compensation Table for each of Messrs. Boswell, Fernandez and Nickolatos for 2016 by $34,194, $56,980 and $26,402, respectively.

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

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (2)	Market Value of Shares of Stock That Have Not Vested ($)(3)
Jon Christopher Boswell	30,048			3.33	8/28/22	206,250	$259,875
	125,000			6.00	10/24/23
	12,750	4,250	(1)	6.00	7/11/24
	4,375	13,125	(4)	3.00	5/27/26
	125,000	375,000	(5)	1.41	5/4/27
	25,000	75,000	(5)	2.00	5/4/27
	50,000	150,000	(5)	2.50	5/4/27

Carlos Fernandez	22,318			3.33	8/28/22	206,250	259,875
	10,000			6.00	10/24/23
	125,000	375,000	(5)	1.41	5/4/27
	25,000	75,000	(5)	2.00	5/4/27
	37,500	112,500	(5)	2.50	5/4/27

Alexander Nickolatos	4,083			0.33	7/1/2022	187,500	236,250
	5,015			3.33	8/28/22
	25,000			6.00	10/24/23
	3,750	11,250	(4)	3.00	5/27/26
	112,500	337,500	(5)	1.41	5/4/27
	25,000	75,000	(5)	2.00	5/4/27
	25,000	75,000	(5)	2.50	5/4/27

(1)	These options held by our named executive officer previously vested as to 75 percent of each award in equal installments on July 11, 2015, July 11, 2016 and July 11, 2017 and the remaining 25 percent of the award will become vested and exercisable in one installment on July 11, 2018 so long as the named executive officer remains employed by us on such date.

(2)	Includes awards of our restricted stock held by our named executive officers that are scheduled to vest in three remaining equal installments on May 4, 2018, November 4, 2018, and May 4, 2019, so long as the named executive officer remains employed by us on each such date: (i) Mr. Boswell – 206,250, (ii) Mr. Fernandez – 206,250, and (iii) Mr. Nickolatos – 187,500.

(3)	The amounts in this column reflect the closing price of our common stock on December 29, 2017 (the last trading day of fiscal year 2017), which was $1.26, multiplied by the number of outstanding shares of restricted stock.

(4)	These options held by our named executive officers previously vested as to 25 percent of each award on May 27, 2017 and the remaining 75 percent of each award will become vested and exercisable in three equal annual installments on May 27, 2018, May 27, 2019 and May 27, 2020 so long as the named executive officer remains employed by us on each such date.

(5)	These options held by our named executive officers previously vested as to 25 percent of each award on November 4, 2017 and the remaining 75 percent of each award will become vested and exercisable in three equal semi-annual installments on May 4, 2018, November 4, 2018 and May 4, 2019 so long as the named executive officer remains employed by us on such date.

Certain of the information provided with respect to our named executive officers in the Outstanding Equity Awards at 2017 Fiscal Year-End table included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2017 was incorrect due to (i) the inadvertent inclusion of certain previously vested awards in the “Number of Shares of Stock That Have Not Vested” and the “Market Value of Shares of Stock That Have Not Vested” columns; and (ii) errors in the number of options listed as either exercisable or unexercisable in the table. The corrected information relating to our named executive officers is presented above. The result of this correction (a) decreased the number of shares of stock that have not vested reflected for each of Messrs. Boswell, Fernandez and Nickolatos as of December 31, 2017 by 93,000, 118,125 and 87,500 shares, respectively, and (b) decreased the market value of the shares of stock that have not vested reflected for each of Messrs. Boswell, Fernandez and Nickolatos as of December 31, 2017 by $117,180, $148,838 and $110,250, respectively.

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

As of April 30, 2018, we had 74,596,116 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of April 30, 2018 by:

●	each person known by us to be the beneficial owner of more than 5% of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	our executive officers and directors as a group.

Beneficial ownership is determined in accordance with SEC rules. The percentages in the table are computed using a denominator consisting of 74,596,116 shares of outstanding common stock plus the number of shares of common stock subject to vesting with respect to a holder within 60 days of April 30, 2018 or issuable upon the exercise of all outstanding options, warrants, rights or conversion privileges held by a holder which are exercisable within 60 days of April 30, 2018. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

	Common Stock		Series A Preferred
Name and Address of Beneficial Owner(1)	Number of Shares	Percentage of Class	Number of Shares	Percentage of Class
5% Stockholders:
Fir Tree (2)	58,720,930	70.5%	10,000	100.0%
Bienville Capital Management, LLC (3)	5,984,205	8.0%	—	—
Directors and Executive Officers:
Brian R. Stewart (4)	16,892	*	—	—
Chairman
Jon Christopher Boswell (5)	1,013,183	1.4%	—	—
Director, President and Chief Executive Officer
Carlos Fernandez (6)	842,311	1.1%	—	—
Executive Vice President-Corporate Business Development and General Manager- Latin America
Alexander Nickolatos (7)	620,504	*	—	—
Chief Financial Officer and Assistant Secretary
Bjarte Bruheim (8)	685,682	*	—	—
Director
Christopher A. Krummel (9)	87,467	*	—	—
Director
Timothy L. Reynolds (10)	16,892	*	—	—
Director
Todd R. Snyder (11)	16,892	*	—	—
Director
Andrew Teno	—	*	—	—
Director
All executive officers and directors as a group (10 persons)	3,524,823	4.7%	—	—

* indicates less than 1%.

(1)	Unless otherwise specified the address of each stockholder is in care of 2930 West Sam Houston Parkway North, Suite 275, Houston, Texas 77043.

(2)	The number of shares of common stock shown as beneficially owned includes (a) a total of 50,025,278 shares of common stock, which include 4,020,831 shares of common stock held by Fir Tree Capital Opportunity Master Fund, LP; 2,191,466 shares of common stock held by Fir Tree Capital Opportunity Master Fund III, LP; 92,972 shares of common stock held by FT COF (E) Holdings, LLC; 750,593 shares of common stock held by FT SOF IV Holdings, LLC; and 42,969,416 shares of common stock held by FT SOF VII Holdings, LLC (collectively, “Fir Tree Funds”) and (b) 8,695,652 shares of common stock that are issuable upon conversion of the aggregate of 10,000 shares of Series A Preferred held by the Fir Tree Funds collectively. The number of shares of Series A Preferred includes 822 shares of Series A Preferred held by Fir Tree Capital Opportunity Master Fund, LP; 438 shares of Series A Preferred held by Fir Tree Capital Opportunity Master Fund III, LP; 150 shares of Series A Preferred held by FT SOF IV Holdings, LLC; and 8,590 shares of Series A Preferred held by FT SOF VII Holdings, LLC. Fir Tree Partners serves as the investment manager of each of the Fir Tree Funds and has been granted investment discretion over portfolio investments, including the shares of common stock and Series A Preferred held by the Fir Tree Funds. The business address of the Fir Tree Funds and Fir Tree Partners is c/o Fir Tree Partners, 55 West 46th Street, New York, New York 10036.

(3)	Based solely on the Schedule 13G filed with the SEC on April 9, 2018 by Bienville Global Opportunities Fund, LP, BGOF GP, LLC, Bienville Capital Management, William Herbert Stimpson II, and Michael Cullen Thompson, Jr. (collectively, “Bienville”). The business address of Bienville is 521 Fifth Avenue, 35th Fl, New York City, NY 10175.

(4)	Includes 16,892 shares of phantom stock scheduled to vest on May 8, 2018 provided that Mr. Stewart continues to serve on the Board through such date. Each share of phantom stock entitles the holder to receive one share of common stock at the time of vesting.

(5)	Includes (i) 372,173 shares of common stock subject to outstanding options that have vested, (ii) 68,750 shares of phantom stock scheduled to vest on May 4, 2018, (iii) 200,000 shares of common stock subject to outstanding options that are scheduled to vest on May 4, 2018, and (iv) 4,375 shares of common stock subject to outstanding options that are scheduled to vest on May 27, 2018. Each share of phantom stock entitles the holder to receive one share of common stock at the time of vesting.

(6)	Includes (i) 219,818 shares of common stock subject to outstanding options that have vested, (ii) 68,750 shares of phantom stock scheduled to vest on May 4, 2018, and (iii) 187,500 shares of common stock subject to outstanding options that are scheduled to vest on May 4, 2018. Each share of phantom stock entitles the holder to receive one share of common stock at the time of vesting.

(7)	Includes (i) 200,348 shares of common stock subject to outstanding options that have vested, (ii) 62,500 shares of phantom stock scheduled to vest on May 4, 2018, (iii) 162,500 shares of common stock subject to outstanding options that are scheduled to vest on May 4, 2018, and (iv) 3,750 shares of common stock subject to outstanding options that are scheduled to vest on May 27, 2018. Each share of phantom stock entitles the holder to receive one share of common stock at the time of vesting.

(8)	Includes (i) 143,151 shares of common stock subject to outstanding options that have vested and (ii) 16,892 shares of phantom stock scheduled to vest on May 8, 2018 provided that Mr. Bruheim continues to serve on the Board through such date. Each share of phantom stock entitles the holder to receive one share of common stock at the time of vesting.

(9)	Includes (i) 58,812 shares of common stock subject to outstanding options that have vested and (ii) 16,892 shares of phantom stock scheduled to vest on May 8, 2018 provided that Mr. Krummel continues to serve on the Board through such date. Each share of phantom stock entitles the holder to receive one share of common stock at the time of vesting.

(10)	Includes 16,892 shares of phantom stock scheduled to vest on May 8, 2018 provided that Mr. Reynolds continues to serve on the Board through such date. Each share of phantom stock entitles the holder to receive one share of common stock at the time of vesting.

(11)	Includes 16,892 shares of phantom stock scheduled to vest on May 8, 2018 provided that Mr. Snyder continues to serve on the Board through such date. Each share of phantom stock entitles the holder to receive one share of common stock at the time of vesting.

Item 13.	Certain RElationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Company has adopted a written policy pursuant to which the Audit Committee is responsible for the review, approval or ratification of “related party transactions” involving the Company. The following is a description of such transactions since January 1, 2015; “related party transactions” are transactions to which we have been a party, in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two years, and in which any of our executive officers, directors or holders of more than 5% of our common stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than compensation arrangements, which are described in the section above titled “Executive Compensation.”

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

July 2017 and August 2017 Private Placements

On July 6, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with each of the purchasers identified on the signature pages thereto, including funds affiliated with Fir Tree and Bienville (collectively, the “July Purchasers”) pursuant to which the July Purchasers agreed to purchase 10,000,000 shares of the Company’s common stock, par value $0.001 per share, at a price of $1.50 per share (the “July Private Placement”). The issuance of the Shares pursuant to the Purchase Agreement was made in reliance upon an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The July Private Placement closed on July 6, 2017 and resulted in approximately $15.0 million of gross proceeds and approximately $14.8 million of net proceeds (after deducting the Company’s estimated expenses).

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

PART IV.

Item 15. Exhibits

(a)

Exhibits.

The exhibits listed in the Exhibit Index in Part IV, Item 15. “Exhibits, Financial Statement Schedules” of the Original Form 10-K were filed or incorporated by reference as part of the Original Form 10-K and the exhibits listed in the Exhibit Index below are filed as part of this Amendment No. 1 on Form 10-K/A.

Exhibit Number	Description

31.1*	Rule 13(a)-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13(a)-14(a) Certification of the Chief Financial Officer.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 18, 2018	ECO-STIM ENERGY SOLUTIONS, INC.

	By:	/s/ Jon Christopher Boswell
Jon Christopher Boswell
President and Chief Executive Officer

