Form 10-Q
period 2018-06-30
Eco-Stim Energy Solutions, Inc.
filed 2018-08-14
CIK 1135657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

The registrant had 74,873,477 shares of common stock and 10,000 shares of Series A Convertible Preferred Stock outstanding at August 10, 2018. Excluded from the number of shares of common stock outstanding are 21,850 shares of common stock held as treasury stock.

i

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. When used in this Form 10-Q, the words “could,” “would,” “should,” “believe,” “anticipate,” “plan,” “intend,” “estimate,” “expect,” “project” and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Our forward-looking statements are based on our current expectations and assumptions and currently available information. Forward-looking statements may include statements that relate to, among other things:

●	our future financial and operating performance and results, including estimated revenue, margins, earnings or losses, or growth rates;

●	our business strategy and budgets;

●	our prospects and the plans and objectives of our management;

●	future pricing and other conditions in the markets we serve;

●	our efforts and ability to obtain future contracts and customers;

●	our expected transition from operating under our two-year contract with our primary customer in Argentina, the expected termination of that two-year contract, and our efforts to pursue on-call/spot market or other contracts with multiple operators in Argentina, including our current customer;

●	our technology;

●	our financial strategy;

●	our consideration of strategic alternatives for our Argentina business and other initiatives to enhance shareholder value;

●	our plans to divest certain non-core assets;

●	the amount, nature and timing of capital expenditures;

●	competition and government regulations;

●	future operating costs and other expenses;

●	our cash flow and anticipated liquidity;

●	our property and equipment acquisitions and sales; and

●	our plans, forecasts, objectives, expectations and intentions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the anticipated future results or financial condition expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include but are not limited to:

●	the cyclical nature of the oil and natural gas industry;

●	the potential for our customers to backward-integrate by starting their own well service operations or otherwise reduce the use of our services;

●	the potential for excess capacity in the oil and natural gas service industry;

●	dependence on the spending and drilling activity by the onshore oil and natural gas industry;

●	competition within the oil and natural gas service industry;

●	concentration of our customer base and fulfillment of existing customer contracts;

●	our ability to maintain pricing and obtain contracts;

●	deterioration of the credit markets;

●	our ability to raise additional capital to fund future and committed capital expenditures and our working capital requirements;

●	increased vulnerability to adverse economic conditions due to our incurrence of indebtedness;

●	our limited operating history;

●	our ability to obtain raw materials and specialized equipment;

●	technological developments or enhancements;

●	asset impairment and other charges;

●	our ability to identify, make and integrate acquisitions;

●	the control of Fir Tree Partners (together with its affiliated funds, “Fir Tree”) over matters subject to stockholder approvals;

●	loss of key executives;

●	the ability to employ and retain skilled and qualified workers;

●	work stoppages and other labor matters;

●	hazards inherent to the oil and natural gas industry;

●	inadequacy of insurance coverage for certain losses or liabilities;

●	delays in obtaining required permits;

●	ability to import equipment or spare parts into Argentina on a timely basis;

●	legislation and regulations affecting the oil and natural gas industry or aspects of our business, including future legislative and regulatory developments;

●	legislation and regulatory initiatives relating to well stimulation;

●	foreign currency exchange rate fluctuations;

●	effects of climate change;

●	volatility of economic conditions in Argentina;

●	market acceptance of turbine pressure pumping technology;

●	the profitability for our customers of shale oil and gas if commodity prices decrease;

●	risks of doing business in Argentina and the United States;

●	risks associated with the start-up of new business operations in new markets, such as the inability to hire sufficient qualified employees, obtain necessary machinery and equipment needed to conduct our operations and meet the needs of our customers, and our ability to obtain operating permits in time; and

●	costs and liabilities associated with labor, employment, environmental, health and safety laws, including any changes in the interpretation or enforcement thereof.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,904,263	$8,826,076
Accounts receivable	7,557,612	10,167,044
Inventory	3,138,320	3,699,245
Prepaids	4,844,305	4,363,064
Other assets	804,040	787,846
Total current assets	18,248,540	27,843,275

Property, plant and equipment, net	75,703,514	75,825,539
Total assets	$93,952,054	$103,668,814

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,702,217	$15,587,623
Accrued expenses	6,235,351	6,343,842
Short-term notes payable	10,377,282	7,047,020
Current portion of capital lease payable	3,731,342	836,855
Total current liabilities	39,046,192	29,815,340

Non-current liabilities:
Long-term notes payable	832,843	1,172,712
Total non-current liabilities	832,843	1,172,712

Commitment and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 30,000 designated as Series A Convertible Preferred Stock, 10,000 of Series A Preferred issued and outstanding at June 30, 2018 and none issued or outstanding at December 31, 2017	10	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 74,873,477 issued and 74,851,627 outstanding at June 30, 2018 and 74,599,749 issued and 74,577,899 outstanding at December 31, 2017	74,874	74,578
Additional paid-in capital	154,900,047	144,071,119
Treasury stock, at cost; 21,850 common shares at June 30, 2018 and at December 31, 2017	(57,469)	(57,469)
Accumulated deficit	(100,844,443)	(71,407,466)
Total stockholders’ equity	54,073,019	72,680,762

Total liabilities and stockholders’ equity	$93,952,054	$103,668,814

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$18,211,128	$8,527,659	$35,989,972	$11,090,316

Operating cost and expenses:
Cost of services	20,536,962	11,320,245	42,012,988	15,060,131
Selling, general, and administrative expenses	3,531,584	2,366,943	6,693,467	4,011,501
Depreciation and amortization expense	5,566,719	1,422,719	10,694,582	2,764,511
Impairment of fixed assets	3,685,445	—	3,685,445	—
Total operating costs and expenses	33,320,710	15,109,907	63,086,482	21,836,143

Operating loss	(15,109,582)	(6,582,248)	(27,096,510)	(10,745,827)

Other income (expense):
Interest expense	(528,022)	(116,157)	(948,712)	(1,706,615)
Interest forgiven	—	634,477	—	634,477
Foreign currency gain (loss)	(734,158)	159,213	(1,049,905)	(25,058)
Other income (expense)	(221,074)	(243,119)	(358,225)	32,904
Total other expense	(1,483,254)	434,414	(2,356,842)	(1,064,292)

Benefit for income taxes	16,375	—	16,375	633,260

Net loss	$(16,576,461)	$(6,147,834)	$(29,436,977)	$(11,176,859)
Basic and diluted loss per share	$(0.22)	$(0.31)	$(0.39)	$(0.64)
Weighted average number of common shares outstanding – basic and diluted	74,873,477	19,937,375	74,727,107	17,396,511

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2017	—	$—	74,577,899	$74,578	$144,071,119	$(57,469)	$(71,407,466)	$72,680,762
Common stock-based compensation, net of costs	—	—	295,578	296	1,366,637	—	—	1,366,933
Preferred stock issuance, net of costs	10,000	10	—	—	9,712,291	—	—	9,712,301
Preferred Dividends	—	—	—	—	(250,000)	—	—	(250,000)
Net loss	—	—	—	—	—	—	(29,436,977)	(29,436,977)
Balance at June 30, 2018	10,000	$10	74,873,477	$74,874	$154,900,047	$(57,469)	$(100,844,443)	$54,073,019

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net loss	$(29,436,977)	$(11,176,859)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	10,694,582	2,764,511
Impairment of fixed assets	3,685,445	—
Amortization of debt discount and loan origination cost	35,084	424,714
Stock based compensation	1,366,933	551,360
Changes in operating assets and liabilities:
Accounts receivable	2,609,432	(2,870,123)
Inventory	560,925	(878,498)
Prepaids and other assets	(638,467)	(1,639,592)
Accounts payable and accrued expenses	(2,642,065)	5,207,834
Net cash used in operating activities	(13,765,108)	(7,616,653)

Investing Activities
Purchases of equipment	(5,518,193)	(7,842,535)
Net cash used in investing activities	(5,518,193)	(7,842,535)

Financing Activities
Proceeds from sale of common stock, net	—	966,780
Proceeds from notes payable	8,544,908	19,298,251
Proceeds from sale of preferred stock, net	9,712,301	—
Payments on notes payable	(5,457,985)	(2,229,270)
Payments on capital lease	(437,736)	(380,858)
Net cash provided by financing activities	12,361,488	17,654,903

Net increase (decrease) in cash and cash equivalents	(6,921,813)	2,195,715
Cash and cash equivalents, beginning of period	8,826,076	1,731,364

Cash and cash equivalents, end of period	$1,904,263	$3,927,079

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$631,784	$230,473
Cash paid during the period for income taxes	$238,113	$116,286

Non-cash transactions
Property, plant and equipment additions in accounts payable	$5,398,166	$1,832,335
Conversion of debt to equity	$—	$41,354,301
Notes payable settled through recapitalization	$—	$22,000,000
Interest forgiven from convertible debt	$—	$634,477
Equipment purchased with notes payable	$44,503	$—
Preferred dividend accrued	$250,000	—

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

1 – Organization and Nature of Business

Eco-Stim Energy Solutions, Inc. (the “Company,” “Eco-Stim,” “we” or “us”) is a growth-oriented, technology-driven independent oilfield services company offering well stimulation, coiled tubing and field management services to the upstream oil and gas industry. We are focused on reducing the ecological impact and improving the economic performance of the well stimulation process in “unconventional” drilling formations. We currently offer our services to oil and natural gas exploration and production (“E&P”) companies in the United States and Argentina. Our focus is to bring our service offerings, technologies and processes to the most active and emerging shale resource basins both domestically and outside of North America using our technology to differentiate our service offerings.

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

Going Concern

The Company has incurred net losses and losses from operations since inception and may require additional capital to continue operations. As of June 30, 2018, the Company had cash and cash equivalents of approximately $1.9 million and a working capital deficit of approximately $20.8 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans to alleviate substantial doubt include: (i) improving operating efficiency and utilization; (ii) securing an asset backed loan facility to enhance liquidity and support growth; (iii) divesting non-core assets to raise capital or reduce our current contractual obligations; and (iv) raising additional capital for the Company.

As of August 10, 2018, the Company had one fleet deployed in the U.S. and one fleet deployed in Argentina. In February 2018, the Company secured a receivable agreement designed to enhance liquidity as described in Note 3. On April 2, 2018, the Company sold and issued 10,000 shares of Series A Preferred, providing $10.0 million of gross proceeds and $9.7 million of net proceeds after expenses to the Company as described in Note 8. On June 8, 2018, the Company executed a Negotiable Demand Promissory Note in the principal amount of up to $15 million, with the lender advancing approximately $5.5 million of gross proceeds and $5.1 million of net proceeds after expenses. Management believes, based on information available to it at this time, that the Company has the ability to continue as a going concern for twelve months from the date of filing of this Form 10-Q.

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

Spot market basis arrangements are based on agreed-upon spot market rates.

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

Disaggregation of Revenue

Revenue activities during the three and six months ended June 30, 2018 and 2017, respectively were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues by service type:
Well stimulation	$17,765,244	$8,153,691	$35,152,260	$9,548,217
Coiled tubing	445,884	373,968	837,712	1,542,099
Total	$18,211,128	$8,527,659	$35,989,972	$11,090,316

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

Functional and Reporting Currency

Items included in the financial statements of each of the Company’s entities are measured using the currency of the primary economic environment in which the entity operates (the “Functional Currency”). The Functional Currency for the Company’s Norwegian and Argentine subsidiaries is the U.S. Dollar. The condensed consolidated financial statements are presented in U.S. Dollars, which is the Company’s reporting currency.

Net Loss per Common Share

For the six months ended June 30, 2018 and 2017, the weighted average shares outstanding excluded shares of common stock issuable upon the exercise of certain stock options and shares of common stock issuable upon the conversion of outstanding shares of Series A Preferred totaling 11,548,569 and 683,074, respectively, from the calculation of diluted earnings per share because these shares would be anti-dilutive. As of June 20, 2017, the Company’s convertible debt was converted into common stock at $1.40 per share and therefore the Company no longer has any convertible debt outstanding. Anti-dilutive warrants of 100,000 for each of the six months ended June 30, 2018 and 2017 were also excluded from the weighted average share outstanding calculation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2018 presentation, with no material effect on the presentation of December 31, 2017 or June 30, 2018, and no impact on revenue or net loss.

Accounts Receivable

Accounts receivable are stated at amounts management expects to collect from outstanding balances both billed and unbilled (unbilled accounts receivable represents amounts recognized as revenue for which invoices have not yet been sent to clients). Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. The Company evaluated all accounts receivable and determined that no reserve for doubtful accounts was necessary at June 30, 2018 or December 31, 2017.

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

Leases

The Company leases certain equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes. Any lease that does not meet the criteria for a capital lease is accounted for as an operating lease. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the related assets. Assets under capital leases are amortized using the straight-line method over the shorter of the asset life or lease term. Amortization of assets under capital leases are included in depreciation expense.

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

During the second quarter of 2018, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with our decision to move from providing services operating two well stimulation fleets in the U.S. to providing a single well stimulation fleet in the U.S. providing pumping services to a single customer. As a result, crew and staff reductions were taken. Further, the Company reviewed the long-lived assets for impairment and recorded a $3.7 million impairment expense. The full amount is related to our U.S. segment. The impairment was measured using the market approach utilizing an appraisal to determine fair value of the impaired assets.

Major Customers and Concentration of Credit Risk

The majority of the Company’s business from inception through the first quarter of 2017 was conducted with major and independent oil and natural gas companies in Argentina. For the six months ending June 30, 2018, 77% or $27.7 million and 23% or $8.3 million of our revenue is from the U.S. and Argentina, respectively. The Company evaluates the financial strength of its customers and provides allowances for probable credit losses when deemed necessary. The Company derives a large amount of revenue from a small number of national and independent oil and natural gas companies. At June 30, 2018, the Company had a concentration of receivables with two customers.

For the six months ended June 30, 2018 and 2017, two major customers accounted for approximately 98% and 97% of our services revenue, respectively. For the year ended December 31, 2017, two major customers represented 74% of our services revenue. Our accounts receivable at June 30, 2018 and 2017 were concentrated with two major customers representing 97% and 99.9%, respectively.

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

The Company is subject to U.S. federal and foreign income taxes along with state corporate income taxes in Texas and Oklahoma. The Company can and does pay taxes as some taxes are based on revenues or other basis other than net income. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. At June 30, 2018, there are no recorded liabilities associated with our U.S. federal or foreign income taxes. Additionally, at June 20, 2018, a full valuation allowance has been established reducing any deferred tax asset as it was determined that it is more likely than not that the deferred tax asset will not be realized.

Further, the Fir Tree Transaction (see Item 2: “‒Liquidity and Capital Resources” for more information on the Fir Tree Transaction), resulted in a change in control and will likely limit the Company’s ability to utilize net operating loss tax benefits due to limitations pursuant to Section 382 of the U.S. Tax Code. As of June 30, 2018 and December 31, 2017, there was no tax asset benefit recorded as a provision was made to fully reserve the benefit.

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

Accounting Guidance Issued But Not Adopted as of June 30, 2018

On February 25, 2016, the FASB issued ASU 2016-02 Leases (Topic 842), which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its future condensed consolidated financial statements and related disclosures.

3 – Accounts Receivable

Accounts receivable by category were as follows:

	June 30, 2018	December 31, 2017
Billed	$3,764,968	$4,439,637
Unbilled	3,792,644	5,727,407
Total accounts receivable	$7,557,612	$10,167,044

Subsequent to June 30, 2018, a majority amount from the U.S. and a majority amount from Argentina of the unbilled were invoiced.

Receivables Agreement. On February 8, 2018, we entered into a Recourse Receivables Purchase & Security Agreement (the “Receivables Agreement”) with Porter Capital Corporation (“Porter Capital”). Under the terms of the Receivables Agreement, we may, from time to time, sell accounts receivable (“Accounts”) to Porter Capital in exchange for funds in an amount equal to 80% (or less as percentage is subject to credit limits established by Porter Capital) of the face amount of the applicable Account at the time of sale of the Account, with the remaining 20% of the face amount of the applicable Account to be held back as a required reserve amount to be paid to us following Porter Capital’s receipt of payment on the Account by the account debtor, less applicable fees and interest charges. The total face amount of outstanding Accounts purchased by Porter Capital under the Receivables Agreement may not exceed $12.5 million.

Under the terms of the Receivables Agreement, we are obligated to pay interest on the face amount of the outstanding and unpaid Accounts purchased by Porter Capital, less the amount of the reserve account, at an interest rate equal to the Prime Rate (as defined in the Receivables Agreement) plus 8.25%. We are also obligated under the Receivables Agreement to pay certain fees, including a fee (the “Minimum Term Fee”) payable upon termination of the agreement in an amount equal to: (i) the monthly interest rate multiplied by $5 million, multiplied by the number of months in the agreement term, less the amount of actual interest paid during the term of the agreement; or (ii) following the occurrence of an Event of Default (as defined below) that has not been cured within the time periods contemplated under the agreement, $1.8 million, less the amount of actual interest paid during the term of the agreement. The Minimum Term Fee is also subject to reduction under certain circumstances if Porter Capital does not purchase certain eligible Accounts that are presented for purchase by us.

All of our obligations under the Receivables Agreement are secured by liens on certain of our assets, including the accounts receivable, chattel paper, inventory relating to our U.S. operations and certain equipment used for our U.S. operations (excluding equipment subject to vendor financing). The Receivables Agreement further provides for customary events of default (“Events of Default”), including but not limited to the failure to make payments when due; insolvency events; the failure to comply with covenant obligations arising under the agreement or other agreements with Porter Capital or its affiliates; and breaches of representations and warranties. Upon the occurrence of an Event of Default, Porter Capital may terminate the Receivables Agreement and declare all of our outstanding obligations under the Receivables Agreement to be due and payable. The Receivables Agreement has an initial term of one year and will renew for successive one-year terms unless we provide notice of cancellation in accordance with the terms of the Receivables Agreement. We may also terminate the Receivables Agreement prior to the expiration of the term upon written notice and payment of our obligations thereunder.

For sales of our receivable under this Receivables Agreement, the Company applies the guidance in ASC 860, “Transfers and Servicing – Sales of Financial Assets”, which requires the derecognition of the carrying value of those accounts receivable in the Condensed Consolidated Balance Sheets. For the quarter ended June 30, 2018, $15.7 million of accounts receivable transferred pursuant to the Receivables Agreement qualified as sales of receivables and the carrying amounts were derecognized. There was no loss associated with the sales of these receivables. At June 30, 2018, we are owed $1.4 million representing the held back required reserve amount to be paid to us following Porter Capital’s receipt of payment on the Account by the account debtor. This balance is included in accounts receivable on the Condensed Consolidated Balance Sheets.

4 – Prepaids

Prepaids by category were as follows:

	June 30, 2018	December 31, 2017
Prepaid insurance	$1,488,053	$142,531
VAT and other taxes	1,829,994	2,935,351
Vehicle registration	465,853	606,218
Equipment deposits	240,000	—
Prepaid other	820,405	678,964
Total prepaids	$4,844,305	$4,363,064

A majority of the increase in Prepaids is attributable to insurance premium payments being recorded at the first of the year for annual coverage, offset by a decrease in VAT and other taxes attributable to reductions in purchases over time in turn attributable to the unbundling of third party services provided to our customer in Argentina.

5 – Stock-Based Compensation

The Company has two stock incentive plans, the 2013 Stock Incentive Plan (the “2013 Plan”) and the 2015 Stock Incentive Plan (the “2015 Plan”), (or collectively, the “Plans”), for the granting of stock-based incentive awards, including incentive stock options, non-qualified stock options, restricted stock and phantom stock awards to employees, consultants and members of the Company’s Board. The 2013 Plan was adopted in 2012 and amended in 2013 and authorizes 1,000,000 shares of common stock to be issued under the 2013 Plan. The 2015 Plan, f/k/a “the 2014 Stock Incentive Plan,” was adopted in 2014 and was amended in 2015 and 2016 to authorize a total of 700,000 additional shares, resulting in a maximum of 1,200,000 shares of common stock being authorized for issue under the modified 2015 Plan. Both the 2013 Plan and the 2015 Plan have been approved by the stockholders of the Company. On June 15, 2017, at our annual meeting of stockholders (the “2017 Annual Meeting”), our stockholders approved an increase to the aggregate maximum number of shares of common stock available under the 2015 Plan by 5,000,000 shares (from 1,200,000 shares to 6,200,000 shares). On June 20, 2018, at our annual meeting of stockholders (the “2018 Annual Meeting”), our stockholders approved an increase to the aggregate maximum number of shares of common stock available under the 2015 Plan by 3,000,000 shares (from 6,200,000 shares to 9,200,000 shares). As of June 30, 2018, 142,991 shares of common stock were available for grant under the 2013 Plan and 2,892,214 shares of common stock were available for grant under the 2015 Plan.

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

During the six months ended June 30, 2018 and 2017, the Company recorded $1,366,933 and $551,360, respectively, of stock-based compensation, of which $987,644 and $414,406 was included in selling, general and administrative expense for the six months ended June 30, 2018 and 2017, respectively, and $379,289 and $136,954 was included in cost of sales for the six months ended June 30, 2018 and 2017, respectively, in the accompanying condensed consolidated statement of operations. Total unamortized stock-based compensation expense at June 30, 2018 was $2,383,808 compared to $3,247,370 at December 31, 2017 and will be fully expensed through 2020.

6 – Commitments and Contingencies

Capital Lease Obligations

The Company leases certain equipment from a third party, with certain prepayments being made securing the final six months of payments on the lease. Lease payments are $81,439 per month, with the final six months of prepaid payments being shown as other non-current assets in the consolidated balance sheets with a balance of $488,634. The minimum present value of the lease payments is $0.7 million with terms of sixty months and implied interest of 14%.

On April 5, 2018, the Company entered into an equipment lease purchase agreement with a third party. Lease payments range between $326,550 per month to $1,077,615 per month based on the agreement. The minimum present value of the lease payment is $3.3 million with a term of six months and implied interest rate of 8%.

The next five years of lease payments are:

Capital Lease Payments
2018	$3,831,284
2019	—
Total future payments	3,831,284
Less debt discount due to warrants	(35,084)
Less amount representing interest	(64,858)
3,731,342
Less current portion of capital lease obligations	(3,731,342)
Capital lease obligations, excluding current installments	$—

Operating Leases

The Company’s operating leases correspond to equipment facilities and office space in Argentina and the U.S. The operating leases also correspond to operational equipment utilized by the Company’s U.S. operations. The combined future minimum lease payments as of June 30, 2018 are as follows:

Operating Leases
2018	$228,600
2019	69,000
Thereafter	—
Total	$297,600

Commitments

In the normal course of operations, the Company enters into certain long-term raw material supply agreements for the supply of proppant to be used in hydraulic fracturing. As part of these agreements, the Company is subject to minimum tonnage purchase requirements and may pay penalties in the event of any shortfall. Additionally, the Company has entered into certain long-term transportation agreements for the transportation of raw material from the vendors’ point of delivery to the well site. The Company is subject to certain minimum commitments under the long-term transportation agreements.

Aggregate minimum commitments under long-term raw material supply and transportation contracts for the next five years as of June 30, 2018 are listed below:

2018	$1,716,900
2019	3,793,800
2020	2,853,800
2021	793,800
2022	529,200
$9,687,500

7 – Debt

The carrying values of our debt obligations, net of unamortized debt issuance costs of $426,005 and $0 as of June 30, 2018 and December 31, 2017, respectively, are as follows:

	June 30, 2018		December 31, 2017
	Short Term	Long Term	Short Term	Long Term
Demand Promissory Note	$5,109,995	$—	$—	$—
Vendor equipment financing	4,420,228	832,843	7,047,020	1,172,712
Insurance financing	847,059	—	—	—
Total	$10,377,282	$832,843	$7,047,020	$1,172,712

Negotiable Demand Promissory Note

On June 8, 2018, the Company executed a Negotiable Demand Promissory Note (the “Demand Note”) in the principal amount of up to $15.0 million in favor of Eco-Lender, LLC (the “Lender”), a Delaware limited liability company and an affiliate of one or more funds that are managed by Fir Tree Capital Management LP (together with its affiliated funds, “Fir Tree”) and/or its affiliates, which affiliated funds collectively hold a majority of the outstanding shares of capital stock of the Company. Pursuant to the Demand Note, on June 8, 2018, the Lender advanced approximately $5.5 million of gross proceeds and $5.1 million of net proceeds after transaction expenses to the Company (the “Initial Advance”). The Company does not have any right to re-borrow any amounts that have been advanced and repaid under the Demand Note. In addition, the Lender is not obligated to make any additional advances under the Demand Note following the Initial Advance.

Interest on the unpaid principal balance of the Note accrues at an annual rate of 10%, subject to a default interest rate of 14.00% or 24.00% depending on the payment date following the occurrence of a default. All payments of principal, interest and other amounts under the Demand Note are payable immediately upon written demand by the Lender to the Company; provided, however, the Lender cannot make any demand for payment under the Demand Note until the earlier of (A) 45 days after the date of the Demand Note, (B) the occurrence of a material adverse change as defined in the Note and determined by the Lender in its sole and absolute discretion, (C) the occurrence of any default or event of default under any material agreement of the Company or any of its subsidiaries, and (D) the date upon which the Company or any of its subsidiaries ceases operating for any reason.

The Company may prepay, in whole or in part, at any time, the principal, interest and other amounts owing under the Demand Note subject to a prepayment premium of 4.00% of the aggregate amount of such prepayment (inclusive of interest and other amounts due and owing under the Demand Note), provided that the minimum amount of any such prepayment is equal to the lesser of $1 million and the then outstanding balance of the Demand Note.

All of the Company’s obligations under the Demand Note are guaranteed by EcoStim, Inc., a Texas corporation and a wholly owned subsidiary of the Company (“EcoStim”), and secured by a security interest (subject to permitted liens) in substantially all of the personal property of the Company and EcoStim, including 100% of the outstanding equity of the Company’s U.S. subsidiaries (including EcoStim) and 65% of the outstanding equity of the Company’s non-U.S. subsidiaries; provided, however, that the Lender has a subordinate lien on those assets of the Company and EcoStim that are subject to the lien of Porter Capital pursuant to the Receivables Agreement.

Vendor Equipment Financing

During various dates beginning in late September through November 2017, the Company purchased equipment through a financing arrangement with an international equipment manufacturer at an interest rate of 8% for 12 months. At June 30, 2018, the Company had a loan balance of $3,124,207 and accrued interest of $20,683 with monthly payments of $570,113.

Beginning August 23, 2017 through September 28, 2017, the Company purchased trucks through a financing arrangement with an auto finance group at an interest rate of 4.99% annual interest for 36 months. At June 30, 2018, the Company had a loan balance of $753,364 and accrued interest of $0, with monthly payments of $29,168.

Beginning September 21, 2017 through September 29, 2017, the Company purchased tractors through a financing arrangement with an auto finance group at an interest rate of 8.59% for 24 months. At June 30, 2018, the Company had a loan balance of $696,729 and accrued interest of $0 with monthly payments of $45,625.

On December 20, 2017, the Company purchased tractors through a financing arrangement with an auto finance group at an interest rate of 8.9% for 36 months. At June 30, 2018, the Company had a loan balance of $314,397 and accrued interest of $0 with monthly payments of $11,729.

On February 21, 2018, the Company purchased a truck through a financing arrangement with an auto finance group at an interest rate of 7.49% for 48 months. At June 30, 2018, the Company had a loan balance of $42,220 and accrued interest of $0 with monthly payments of $1,079.

During various dates beginning April 12 through April 23, 2018, the Company purchased equipment through a financing arrangement with an equipment manufacturer at an implied interest rate of 8% for 8 months. At June 30, 2018, the Company had a loan balance of $322,156 and accrued interest of $0 with monthly payments of $57,328.

The total future minimum payments due on our vendor equipment financings as of June 30, 2018 are noted as follows:

2018	$3,991,922
2019	830,017
2020	415,721
2021	12,209
2022 and thereafter	3,202
Total payments	$5,253,071

Insurance Financing

On January 1, 2018, the Company financed its operations insurance premiums with an insurance financing company for a total of $2,522,158 at an interest rate of 3.95% for ten months. As of June 30, 2018, the Company had a balance of $847,059 and accrued interest of $2,788.

8 – Equity

The Company has 50,000,000 shares of preferred stock authorized at $0.001 par value, 30,000 of which have been designated as Series A Convertible Preferred Stock (“Series A Preferred”). At June 30, 2018 and December 31, 2017, the Company had 10,000 shares of Series A Preferred and no shares of preferred stock issued or outstanding, respectively.

On March 29, 2018, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Fir Tree, its majority stockholder, pursuant to which Fir Tree agreed to purchase 10,000 shares of the Company’s newly-designated Series A Preferred, at a price of $1,000 per share. The Purchase Agreement also provides for the potential sale and issuance of up to an additional 5,000 shares of Series A Preferred to Fir Tree at a price of $1,000 per share, subject to the mutual agreement of Fir Tree and the Company, at an additional closing that may be held at any time within six months after the initial closing, as mutually agreed. An initial closing was conducted on April 2, 2018 providing $10.0 million of gross proceeds and $9.7 million of net proceeds after expenses to the Company.

Each share of Series A Preferred ranks senior to the Company’s common stock with respect to dividend rights and rights upon the liquidation, winding-up or dissolution of the Company and has a stated value of $1,000 per share (the “Stated Value”). In the event the Company is liquidated, wound up or dissolved, or if the Company effects any Deemed Liquidation Event (as defined below), the holders of Series A Preferred are entitled to receive in respect thereof the greater of (i) the Stated Value plus any accrued and unpaid dividends thereon, (ii) the amount the holder thereof would receive if such shares of Series A Preferred were converted into common stock immediately prior to such liquidation, dissolution, winding up or Deemed Liquidation Event or (iii) a liquidating distribution equal to 1.5 times the Stated Value. A “Deemed Liquidation Event” includes certain merger or consolidation transactions, a sale of all or substantially all of the Company’s assets, a change of control transaction or similar event.

Holders of Series A Preferred are entitled to vote with holders of the Company’s common stock and are entitled to one vote per share of common stock into which a share of Series A Preferred is then-convertible on any matter on which holders of the capital stock of the Company are entitled to vote. Each share of Series A Preferred was initially and as of June 30, 2018 convertible, at the option of the holder at any time, into a number of shares of common stock determined by dividing the Stated Value plus any dividends accrued but unpaid thereon by the conversion price of $1.15 (subject to adjustment for stock splits, combinations, certain distributions or similar events). In addition, for so long as shares of Series A Preferred are outstanding, the affirmative vote or consent of holders of a majority of the outstanding shares of Series A Preferred, voting together as a separate class, is necessary before taking certain actions, including but not limited to (i) amending the articles of incorporation, the bylaws or the Certificate of Designation for the Series A Preferred in a manner that would materially and adversely or disproportionately affect the powers, preferences or rights of the Series A Preferred, (ii) liquidating, dissolving or winding up the Company or entering into a Deemed Liquidation Event, (iii) creating or issuing any class of capital stock unless it ranks junior to the Series A Preferred with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company or any Deemed Liquidation Event, payment of dividends and rights of redemption, (iv) reclassifying, altering or amending any existing security that is pari passu or junior to the Series A Preferred with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company or any Deemed Liquidation Event, payment of dividends and rights of redemption if such reclassification, alteration or amendment would render such other security senior or pari passu with the Series A Preferred in respect of any such right, preference or privilege, (v) subject to certain exceptions, purchasing or redeeming any shares of capital stock or paying any dividend or making any distribution thereon and (vi) issuing any shares of Series A Preferred to anyone other than the original holders of the Series A Preferred. Holders of Series A Preferred are entitled to cumulative dividends payable semi-annually in arrears at a rate of (i) 10% per year, if paid in cash, or (ii) 12% per year, if, at the election of the Company, paid through the issuance of additional shares of Series A Preferred. In addition to the dividend rights described above, holders of Series A Preferred are entitled to receive dividends or distributions declared or paid on common stock on an as-converted basis. As of June 30, 2018, the Company has accrued $250,000 of dividends payable upon the outstanding shares of Series A Preferred. The Company has not yet determined whether it will pay the first semi-annual dividend payable on the Series A Preferred in cash or in additional shares of Series A Preferred.

The Company may redeem shares of Series A Preferred at any time in cash at a price per share equal to the greater of (i) the Stated Value plus any accrued and unpaid dividends thereon and (ii) the product of 1.5 times the Stated Value.

9 – Segment Reporting

We report the results of each of our two reportable segments, beginning with the second quarter of 2017, in accordance with ASC 280, Segment Reporting. Our Chief Executive Officer evaluates the results of operations on a consolidated as well as a segment level and is the person responsible for the final assessment of performance and making key operating decisions. Discrete financial information is available for each of the segments, and the operating results of each of the operating segments are used for performance evaluation and resource allocations.

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

We account for intersegment sales at prices that we generally establish by reference to similar transactions with unaffiliated customers. Reporting segments are measured based on gross margin, which is defined as revenues reduced by total cost of services. Cost of services excludes research and development expenses and depreciation and amortization expense.

Summarized financial information is shown in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues(1):
Argentina	$3,195,482	$5,434,937	$8,291,100	$7,997,594
United States	15,015,646	3,092,722	27,698,872	3,092,722
Total revenues	$18,211,128	$8,527,659	$35,989,972	$11,090,316

Cost of services(1,2):
Argentina	$3,079,662	$6,798,790	$8,466,507	$10,170,782
United States	17,457,300	4,521,455	33,546,481	4,889,349
Total cost of services	$20,536,962	$11,320,245	$42,012,988	$15,060,131

Gross margin(1,2):
Argentina	$115,820	$(1,363,853)	$(175,407)	$(2,173,188)
United States	(2,441,654)	(1,428,733)	(5,847,609)	(1,796,627)
Total gross margin	$(2,325,834)	$(2,792,586)	$(6,023,016)	$(3,969,815)

Corporate and Other:	$3,531,584	$2,366,943	$6,693,467	$4,011,501

Capital expenditures:
Argentina	$—	$116,977	$2,846	$150,270
United States	3,982,306	4,073,083	5,514,307	7,692,269
Corporate and Other	—	—	1,040	—
Total capital expenditures	$3,982,306	$4,190,060	$5,518,193	$7,842,539

Depreciation and amortization:
Argentina	$1,494,592	$1,308,725	$2,974,172	$2,608,869
United States	4,041,528	75,669	7,656,027	75,669
Corporate and Other	30,599	38,325	64,384	79,973
Total depreciation and amortization	$5,566,719	$1,422,719	$10,694,582	$2,764,511

Impairment:
Argentina	$—	$—	$—	$—
United States	3,685,445	—	3,685,445	—
Corporate and Other	—	—	—	—
Total impairment	$3,685,445	$—	$3,685,445	$—

1)	U.S. activity began in February 2017 with start-up expenses being incurred. The Company began recognizing U.S. revenue in late May 2017. Intersegment transactions included in revenues were not significant for any of the periods presented.

(2)	Gross margin is defined as revenues less costs of services. Cost of services excludes selling, general and administrative expenses, and depreciation and amortization expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

General

We are a growth-oriented, technology-driven independent oilfield services company offering well stimulation, coiled tubing and field management services to the upstream oil and gas industry. We currently operate two well stimulation fleets, one in the United States based out of our operations facility in Fairview, Oklahoma, and one in Argentina based out of our facilities in Neuquén, Argentina. In the United States, we currently provide pressure pumping services to customers in the Anadarko Basin in Oklahoma. In Argentina, we are currently providing services to the largest operator in the country. We also have additional pumping equipment not currently utilized in our operations in Fairview, Oklahoma.

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

	At or nearest to June 30, 2018	At or nearest to December 31, 2017	At or nearest to June 30, 2017
Rig Count Recap (1)

U.S. Land (excl offshore)	1,028	929	919
Oklahoma	140	120	132
Argentina	72	71	60
Commodity Prices (average)
Crude Oil (West Texas Intermediate) (2)	$74.13	$60.46	46.02
Natural Gas (Henry Hub)	$2.96	$2.82	2.98

(1)	Drilling count activity as measured by active drilling rigs based on Baker Hughes, a GE Company rig count information.
(2)	Crude Oil (WTI Spot Price per barrel as reported by the U.S. Energy Information Administration).
(3)	Natural Gas prices per mmbtu as reported by U.S. Energy Information Administration.

Land based rig count reported has shown a 13% increase from December 31, 2017 to June 30, 2018 and a 12% increase from June 30, 2017 to June 30, 2018. For our U.S. operations, which began activity during 2017, our activity has been concentrated in the Anadarko Basin in Oklahoma. Oklahoma’s rig count reported increased 17% from December 31, 2017 to June 30, 2018 and increased 6% from June 30, 2017 to June 30, 2018.

According to the Baker Hughes rig count reporting, the Argentinian land-based rig count increased 1% from December 31, 2017 to June 30, 2018 and increased 20% from June 30, 2017 to June 30, 2018. For our Argentina operations, our 2017 and year to date 2018 activity was concentrated in the Neuquén Basin in Argentina.

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

Business Segments

Since the second quarter of 2017, we manage our business through operating segments that are aligned with our two geographic regions, the United States and Argentina. We also report certain corporate and other non-operating activities under the heading “Corporate and Other”, which primarily reflects corporate personnel and activities, incentive compensation programs and other non-operational allocable costs. For financial information about our segments, see Note 9 (Segment Reporting) to the condensed consolidated financial statements included in this Form 10-Q.

Our segment operating results are frequently influenced by the number of active customers we have in the area and the level of our customers’ well activity which dictates the amount of activity we will have in any given period. This directly effects our revenue, but also the level of expenses we incur.

United States Segment. Through our U.S. segment, we serve the needs of our customers’ U.S. based operations by offering pressure pumping and field management operations services. In November 2017, we negotiated an early release of our first U.S. fleet from our contract with our first U.S. customer based on low pricing and lower planned activity. In March 2018, and after securing sand delivery and other needed equipment, we redeployed this fleet to serve an independent E&P company operating in the Sooner Trend Anadarko Basin Canadian and Kingfisher Counties (“STACK”) play. This spread did not provide services to customers in April 2018 but resumed operations with a new independent E&P company customer in early May 2018. We subsequently ceased to provide services to this customer, and in late May 2018, we agreed to provide our primary U.S. customer with additional dedicated horsepower and equipment, including certain of our natural gas-powered pumping units, to create what we refer to as a “super fleet” in support of a collaborative plan to improve the efficiency of our U.S. operations. As a result, we have transitioned from operating two well stimulation fleets in the U.S. to operating a single well stimulation fleet in the U.S. providing pumping services to a single customer. We are also offering certain of our additional other equipment to provide pump down services to our primary U.S. customer and are offering the same service to other customers in the spot market.

During the first quarter of 2018, our U.S. operations completed 265 frac stages while maintaining the cost associated with two well stimulation fleets, although as discussed above one of the fleets was only active in March. During the second quarter of 2018, our U.S. operations completed 306 frac stages while attempting to operate two well stimulation fleets until our transition to the “super fleet” described above in late May 2018. During April and May of 2018, we suffered operating losses associated with our U.S. operations comparable to the monthly operating losses experienced by our U.S. business in the first quarter of 2018. Following the combination of our two fleets into our “super fleet,” we reorganized our U.S. business, and reduced our operating cost level and improved our operating efficiency in June 2018. This resulted in a significant gross margin improvement in June 2018 as compared to May 2018. We also negotiated a price increase with our primary U.S. customer for well stimulation services, which became effective in late June 2018, however, there can be no assurance that such increase will remain in effect for services provided after July 2018.

Argentina Segment. Through our Argentina segment, we serve the needs of our Argentine customers by providing pressure pumping and coiled tubing services. We began our service offerings in late 2014 in Argentina with our base of operation located in Neuquén City, Argentina. The majority of our revenues since inception and through the end of the third quarter of 2017 came from the Neuquén Basin and a majority of that revenue has come from our pressure pumping operations.

In the second quarter of 2017, we entered into a two-year contract based on a proposal submitted in November 2016 with the largest operator in Argentina to provide services for their tight gas completions program. During the course of providing services under that contract, we have incurred losses due to lower than expected utilization of our assets, higher than expected third-party costs incurred in order to provide the bundled services contemplated under the contract, and other factors. We have been engaged in negotiations with our primary customer in Argentina to improve the terms of the agreement, and in June 2018, we finalized the terms of a transition agreement with improved commercial terms. The transition agreement became effective in May 2018, and we currently expect to continue providing services under the transition agreement for a transition period ending in or before December 2018, depending on the volume of work to be performed for our customer. We expect that at the end of the transition period, the original two-year agreement with our primary customer in Argentina will be terminated. We are currently pursuing on-call/spot market contracts with multiple operators in Argentina, including our current customer. If our efforts to obtain new contracts in Argentina are unsuccessful, we may determine to reduce the scale of, shut down, or sell our operations in Argentina.

We have retained an internationally recognized investment bank to assist us in evaluating our strategic alternatives for our Argentina business. Alternatives under consideration include, among other things, the sale of our Argentina business, the contribution of that business to a joint venture, winding down that business and moving certain assets to the U.S. market, or continuing to operate that business in the Argentina market.

Impairment. The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ASC Topic 360 requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets with their associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying value exceeds the fair value. If estimated future cash flows are not achieved with respect to long-lived assets, additional write-downs may be required.

During the second quarter of 2018, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with our decision to move from providing services operating two well stimulation fleets in the U.S. to providing a single well stimulation fleet in the U.S. providing pumping services to a single customer. As a result, the Company reviewed the long-lived assets for impairment and recorded a $3.7 million impairment expense. The full amount is related to our U.S. segment. The impairment was measured using the market approach utilizing an appraisal to determine fair value of the impaired assets.

Results of Operations

For the Three Months Ended June 30, 2018 and 2017

U.S. revenue for the three months ended June 30, 2018 increased $11.9 million to $15.0 million, compared to $3.1 million for the three months ended June 30, 2017. This quarter was a full quarter of operations compared with the second quarter of 2017, which was a partial quarter of activity. We began operations under our first contract in the U.S. in the latter half of the second quarter 2017.

Argentina revenue for the three months ended June 30, 2018 decreased $2.2 million to $3.2 million, compared to $5.4 million for the three months ended June 30, 2017. This decrease was attributable to fewer well stimulation stages completed and fewer coiled tubing jobs completed in the second quarter of 2018 compared with the second quarter of 2017. In addition, revenues were lower in the second quarter of 2018 due to lower revenue from non-core third-party costs that were sourced directly by our customer from those service providers beginning in February 2018 and thus no longer billable to our customer by us. These non-core services resulted in the majority of our Argentina losses during 2017.

U.S. cost of services was $17.5 million for the three months ended June 30, 2018, compared to $4.5 million for the three months ended June 30, 2017, an increase of $12.9 million. This increase was due to our second quarter of 2018 being a full operational quarter compared with our second quarter of 2017 being a partial (start-up period) quarter for our operational activity. Our negative gross margin for the quarter ended June 30, 2018 was attributable to one of our U.S. fleets being inactive during a significant portion of the quarter, and includes $0.4 million of non-recurring costs associated with employees terminated following the combination of our two U.S. fleets.

Argentina cost of services was $3.1 million for the three months ended June 30, 2018, compared to $6.8 million for the three months ended June 30, 2017, a decrease of $3.7 million. This decrease was attributable to lower activity level in both well stimulation and coiled tubing, as well as reductions in costs incurred attributable to non-core third party services that our customer sourced directly from those providers beginning in February 2018.

Depreciation expense increased $4.1 million to $5.6 million for the three months ended June 30, 2018, compared to $1.4 million for the three months ended June 30, 2017. The increase was due to the Company’s operational start-up in the U.S. during May 2017.

Selling, general, and administrative expenses increased $1.1 million to $3.5 million for the three months ended June 30, 2018, compared to $2.4 million for the three months ended June 30, 2017. This increase was a result of the startup of the U.S. operations in May 2017. There were also increases in non-cash stock compensation, salaries, director compensation, and certain legal and other professional expenses.

Net total other income (expense) decreased $1.9 million from net total other income of $0.4 million for the three months ended June 30, 2017 to total other expense of $1.5 million for the three months ended June 30, 2018. This decrease was primarily a result of foreign currency exchange losses from our Argentina business as well as a Q2 2017 reversal of interest expense that had been recognized during the first quarter of 2017 related to the conversion of debt to equity that was forgiven upon conversion of the debt.

For the Six Months Ended June 30, 2018 and 2017

U.S. revenue for the six months ended June 30, 2018 increased $24.6 million to $27.7 million, compared to $3.1 million for the six months ended June 30, 2017. The first six months of 2018 was a full period of operations compared with the same period of 2017, which included a partial period of activity. We began operations under our first contract in the U.S. in the latter half of the second quarter 2017.

Argentina revenue for the six months ended June 30, 2018 increased $0.3 million to $8.3 million, compared to $8.0 million for the six months ended June 30, 2017. Revenues increased only slightly as a result of having completed a larger number of well stimulation stages during the first half of 2018 compared with the first half of 2017, offset by lower revenue from non-core third-party costs that were sourced directly by our customer from those service providers beginning in February 2018 and thus no longer billable to our customer by us. These non-core services resulted in the majority of our Argentina losses during 2017.

U.S. cost of services was $33.5 million for the six months ended June 30, 2018, compared to $4.5 million for the six months ended June 30, 2017, an increase of $28.7 million. This increase was due to our first six months of 2018 being a full operational period whereas for the same period 2017, we had only a partial period for our operational activity as we did not begin our U.S. operations until the latter half of the second quarter of 2017. Our negative gross margin for the first half of 2018 was attributable to one of our fleets being inactive during much of the period, and includes $0.4 million of non-recurring costs associated with employees terminated following the combination of our two U.S. fleets.

Argentina cost of services was $8.5 million for the six months ended June 30, 2018, compared to $10.2 million for the six months ended June 30, 2017, a decrease of $1.7 million. This decrease was attributable to non-core third party services which our customer sourced directly from those providers beginning in February 2018, offset by increases in costs associated with increases in well stimulation stages completed period over period.

Depreciation expense increased $7.9 million to $10.7 million for the six months ended June 30, 2018, compared to $2.8 million for the six months ended June 30, 2017. The increase was due to the Company’s operational start-up in the U.S. during May 2017.

Selling, general, and administrative expenses increased $2.7 million to $6.7 million for the six months ended June 30, 2018, compared to $4.0 million for the six months ended June 30, 2017. This increase was a result of the startup of the U.S. operations in May 2017. There were also increases in non-cash stock compensation, salaries, director compensation, and certain legal and other professional expenses.

Net total other expense increased $1.3 million to $2.4 million for the six months ended June 30, 2018 compared to a net total other expense of $1.1 million for the six months ended June 30, 2017. The increase in expense was primarily a result of an increase in our foreign currency exchange loss from our Argentina business as well as increases in interest expense associated with vendor debt related to equipment purchases made during 2017 and 2018.

Liquidity and Capital Resources

Our primary sources of liquidity to date have been proceeds from various equity and debt offerings.

The Fir Tree Transaction. On March 6, 2017, we closed a financing transaction with Fir Tree, (the “Fir Tree Transaction”) that was part of a comprehensive recapitalization designed to create a path to a potential conversion to equity of substantially all of our debt, subject to stockholder approval and satisfaction of certain other conditions. In connection with the Fir Tree Transaction, we entered into an Amended and Restated Convertible Note Facility Agreement with Fir Tree (the “A&R Note”), which replaced the convertible note previously issued by us to certain funds affiliated with Albright Capital Management (collectively “ACM”), which Fir Tree purchased from ACM. In addition, we issued to Fir Tree a new convertible note with a principal amount of $19.4 million, (the “New Convertible Note”), representing an additional $17 million aggregate principal amount of convertible notes issued by us to Fir Tree on March 6, 2017 and approximately $2.4 million principal amount of convertible notes in payment of accrued and unpaid interest on the existing ACM Note acquired by Fir Tree from ACM. The unpaid principal amount of the New Convertible Note accrued interest at a rate of 20% per annum and was scheduled to mature on May 28, 2018. Approximately $2.1 million of the proceeds of the additional $17 million aggregate principal amount of New Convertible Note issued to Fir Tree was used to repay existing debt under a Loan Agreement that was entered into on November 30, 2016 between us and two of our largest stockholders, with the balance of the proceeds used for equipment purchases, other approved capital expenditures incurred in accordance with an approved operating budget, and other working capital purposes. After giving effect to the Fir Tree Transaction, we had approximately $41.4 million of outstanding convertible notes which were all held by Fir Tree.

As part of the Fir Tree Transaction, Fir Tree agreed to convert the A&R Note and the New Convertible Note into common stock at a conversion price of $1.40 per share, subject to receipt of stockholder approval and satisfaction of certain other conditions. On June 15, 2017, stockholder approval was received, and all the outstanding convertible notes were converted into approximately 29.5 million shares of common stock.

Recent Equity Offerings. On July 6, 2017, we closed on a private placement of shares of our common stock providing gross proceeds of $15 million, and net of cost proceeds of $14.9 million. As part of the offering, we issued 10,000,000 shares of our common stock for $1.50 per share to certain existing shareholders. The proceeds from the offering were used to finance capital expenditures to support contracts in both Oklahoma and Argentina, for working capital and for other general corporate purposes.

On August 8, 2017, we closed on a private placement of shares of our common stock providing gross proceeds of $28 million, and net of cost proceeds of $26.8 million. As part of the offering, we issued an aggregate of 19,580,420 shares of our common stock for $1.43 per share to two existing stockholders and several new institutional investors. The proceeds from this offering were used to finance capital expenditures to support customer contracts in Oklahoma, for working capital and for other general corporate purposes.

On March 29, 2018, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Fir Tree, pursuant to which Fir Tree agreed to purchase 10,000 shares of our newly-designated Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred”), at a price of $1,000 per share. The Purchase Agreement also provides for the potential sale and issuance of up to an additional 5,000 shares of Series A Preferred to Fir Tree at a price of $1,000 per share, subject to our mutual agreement with Fir Tree. An initial closing was conducted on April 2, 2018 providing for our sale and issuance of 10,000 shares of Series A Preferred, providing $10.0 million of gross proceeds and $9.7 million of net proceeds after expenses to us.

All of the equity offerings with the exception of the April 2, 2018 private placement noted above are as discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, Part II – Item 8 – Financial Statements and Supplemental Data – Notes to consolidated financial statements – Note 11 – “Equity Offerings.” See Note 8 (Equity) to the condensed consolidated financial statements included in this Form 10-Q for information regarding the April 2, 2018 private placement noted above.

Negotiable Demand Promissory Note. On June 8, 2018, we executed a negotiable demand promissory note (the “Demand Note”) in the principal amount of up to $15.0 million in favor of Eco-Lender, LLC (the “Lender”), a Delaware limited liability company and an affiliate of Fir Tree. Pursuant to the Demand Note, on June 8, 2018, the Lender advanced approximately $5.5 million of gross proceeds and $5.1 million of net proceeds after expenses. We do not have any right to re-borrow any amounts that have been advanced and repaid under the Demand Note. In addition, the Lender is not obligated to make any additional advances under the Note following the Initial Advance.

Interest on the unpaid principal balance of the Demand Note accrues at an annual rate of 10%, subject to a default interest rate of 14.00% or 24.00% depending on the payment date following the occurrence of a default. All payments of principal, interest and other amounts under the Demand Note are payable immediately upon written demand by the Lender to us; provided, however, the Lender cannot make any demand for payment under the Demand Note until the earlier of (A) 45 days after the date of the Demand Note, (B) the occurrence of a material adverse change as defined in the Demand Note and determined by the Lender in its sole and absolute discretion, (C) the occurrence of any default or event of default under any material agreement of ours or any of any of our subsidiaries, and (D) the date upon which we or any of our subsidiaries ceases operating for any reason.

We may prepay, in whole or in part, at any time, the principal, interest and other amounts owing under the Demand Note subject to a prepayment premium of 4.00% of the aggregate amount of such prepayment (inclusive of interest and other amounts due and owing under the Demand Note), provided that the minimum amount of any such prepayment is equal to the lesser of $1 million and the then outstanding balance of the Demand Note.

All of our obligations under the Note are guaranteed by our wholly owned subsidiary, EcoStim, Inc. (“EcoStim”), and secured by a security interest (subject to permitted liens) in substantially all of our personal property, including 100% of the outstanding equity of the our U.S. subsidiaries (including EcoStim) and 65% of the outstanding equity of our non-U.S. subsidiaries; provided, however, that the Lender has a subordinate lien on those of our assets that are subject to a lien of Porter Capital pursuant to the Receivables Agreement discussed elsewhere in this Form 10-Q.

Working Capital. As of June 30, 2018, our cash and cash equivalents were approximately $1.9 million, as compared to $2.6 million as of March 31, 2018 and $8.8 million as of December 31, 2017. Our working capital, which we define as the difference between our current assets and our current liabilities, is an indication of our liquidity and our potential requirements for short-term financing. Changes in our working capital are driven generally by changes in our accounts receivable, changes in our accounts payable, credit extended to and the timing of collections from our customers, and the level and timing of our capital expenditures. As of June 30, 2018, the Company had a working capital deficit of approximately $20.8 million, as compared to a working capital deficit of $15.4 million as of March 31, 2018 and a working capital deficit of $2.0 million as of December 31, 2017. This increase in working capital deficit occurred primarily as a result of operating losses associated with our first U.S. spread being idle for a significant portion of the first six months of 2018, and losses incurred under our two-year contract in Argentina. We manage our working capital requirements primarily with our existing cash balances, funds provided under the Receivables Agreement described below and external financings. We expect our primary uses of cash in the near term will be to fund our operations and working capital requirements, and to satisfy our existing contractual obligations and our obligations under our indebtedness, including any indebtedness we may incur in the future.

We continually monitor potential capital sources, including equity and debt financings, in order to meet our planned capital expenditures and liquidity requirements. The successful execution of our growth strategy depends on our ability to raise capital as needed to, among other things, finance the purchase of equipment and fund our working capital requirements. Our future financing activities may result in the issuance of equity or debt securities in the public capital markets or in private placements, the arrangement of credit facilities or the incurrence of other secured or unsecured indebtedness. In addition, we may from time to time divest non-core assets to raise capital or reduce our current contractual obligations. Issuances of equity or debt securities or credit facilities or other sources of debt financing may not, however, be available to us on acceptable terms. If we are unable to obtain additional capital on favorable terms or at all, we may be unable to sustain our current operations, grow our businesses or satisfy our working capital requirements. The availability of equity and debt financing will be affected by prevailing economic conditions in our industry and financial, business and other factors, many of which are beyond our control.

Receivables Agreement. On February 8, 2018, we entered into a Recourse Receivables Purchase & Security Agreement (the “Receivables Agreement”) with Porter Capital Corporation (“Porter Capital”). Under the terms of the Receivables Agreement, we may, from time to time, sell accounts receivable (“Accounts”) to Porter Capital in exchange for funds in an amount equal to 80% (or less as percentage is subject to credit limits established by Porter Capital) of the face amount of the applicable Account at the time of sale of the Account, with the remaining 20% of the face amount of the applicable Account to be held back as a required reserve amount to be paid to us following Porter Capital’s receipt of payment on the Account by the account debtor, less applicable fees and interest charges. The total face amount of outstanding Accounts purchased by Porter Capital under the Receivables Agreement may not exceed $12.5 million.

Under the terms of the Receivables Agreement, we are obligated to pay interest on the face amount of the outstanding and unpaid Accounts purchased by Porter Capital, less the amount of the reserve account, at an interest rate equal to the Prime Rate (as defined in the Receivables Agreement) plus 8.25%. We are also obligated under the Receivables Agreement to pay certain fees, including a fee (the “Minimum Term Fee”) payable upon termination of the agreement in an amount equal to: (i) the monthly interest rate multiplied by $5 million, multiplied by the number of months in the agreement term, less the amount of actual interest paid during the term of the agreement; or (ii) following the occurrence of an Event of Default (as defined below) that has not been cured within the time periods contemplated under the agreement, $1.8 million, less the amount of actual interest paid during the term of the agreement. The Minimum Term Fee is also subject to reduction under certain circumstances if Porter Capital does not purchase certain eligible Accounts that are presented for purchase by us.

All of our obligations under the Receivables Agreement are secured by liens on certain of our assets, including the accounts receivable, chattel paper, inventory relating to our U.S. operations and certain equipment used for our U.S. operations (excluding equipment subject to vendor financing). The Receivables Agreement further provides for customary events of default (“Events of Default”), including but not limited to the failure to make payments when due; insolvency events; the failure to comply with covenant obligations arising under the agreement or other agreements with Porter Capital or its affiliates; and breaches of representations and warranties. Upon the occurrence of an Event of Default, Porter Capital may terminate the Receivables Agreement and declare all of our outstanding obligations under the Receivables Agreement to be due and payable. The Receivables Agreement has an initial term of one year and will renew for successive one-year terms unless we provide notice of cancellation in accordance with the terms of the Receivables Agreement. We may also terminate the Receivables Agreement prior to the expiration of the term upon written notice and payment of our obligations thereunder.

For sales of our receivable under this Receivables Agreement, the Company applies the guidance in ASC 860, “Transfers and Servicing – Sales of Financial Assets”, which requires the derecognition of the carrying value of those accounts receivable in the Consolidated Balance Sheets. For the six months ended June 30, 2018, $15.7 million of accounts receivable transferred pursuant to the Receivables Agreement qualified as sales of receivables and the carrying amounts were derecognized. There was no loss associated with the sales of these receivables. At June 30, 2018, we are owed $1.4 million representing the held back required reserve amount to be paid to us following Porter Capital’s receipt of payment on the Account by the account debtor. This balance is included in accounts receivable on the Condensed Consolidated Balance Sheets.

Argentina Operations. As discussed under “– Business Segments – Argentina Segment,” we have incurred losses under out two year contract with our primary customer in Argentina and are currently operating under a transition agreement with improved commercial terms. We expect that at the end of the transition period, the original two-year agreement with our primary customer will be terminated. We are currently pursuing on-call/spot market contracts with multiple operators in Argentina, including our current customer. We may incur additional losses associated with our Argentina operations, which could be substantial, while we transition to new customers, and there can be no assurance that we obtain contracts with new customers in Argentina on favorable terms or at all. As a result, our Argentina operations may require access to additional working capital. As of June 30, 2018, the working capital associated with our Argentina operations was approximately $2.4 million, as compared to working capital of $2.3 million as of March 31, 2018 and $3.3 million as of December 31, 2017. The reduction in working capital since December 31, 2017 occurred primarily as a result of legal fees incurred in connection with a dispute with a vendor. The working capital requirements of our Argentina operations could result in our incurrence of indebtedness, cash contributions to our Argentinian subsidiary from our parent company, asset sales or other third-party financings. We may also be required to incur other material costs in connection with our efforts to renegotiate or exit our current contract with our largest customer in Argentina or to address the working capital requirements of our Argentina operations. In addition, we may determine to reduce the scale of, shut down, or sell our operations in Argentina, which could result in the incurrence of material losses and expense.

Capital Requirements

The energy services business is capital intensive, requiring significant investment to expand, upgrade and maintain equipment. Our primary uses of capital have been the acquisition of equipment, working capital to finance our operations and general administrative expenses.

For the remainder of 2018, we expect our capital requirements to consist primarily maintenance capital expenditures, which are capital expenditures made to extend the useful life of our assets.

Additionally, we continually monitor new advances in well stimulation equipment and down-hole technology as well as technologies that may complement our business and opportunities to acquire additional equipment to meet our customers’ needs. During the second quarter of 2018, we decided to move from operating two well stimulation fleets in the U.S. to operating a single well stimulation fleet in the U.S. providing pumping services to a single customer. In connection with this transition, we reviewed our asset requirements for providing services to our customer and identified certain non-core assets. This review resulted in a $3.7 million impairment expense. Our asset requirements needed in order to maintain and support our future customer obligations may require additional capital expenditures. We intend to incur approximately $3.0 million to $5.0 million in capital expenditures during the remainder of 2018 in connection with capital lease arrangements and vendor financing arrangements entered into previously and we may incur additional capital expenditures on a discretionary basis as necessary to meet future customer demands and subject to satisfactory financing. Our ability to make any significant acquisition for cash would likely require us to obtain additional equity or debt financing, which may not be available to us on favorable terms or at all.

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

From time to time, we may also consider pursuing strategic transactions, including the acquisition or disposition of assets or businesses, or possible joint ventures or other joint ownership arrangements with respect to assets or businesses, and we have retained an investment bank to provide advice regarding various initiatives to enhance shareholder value. Any determination to take action in this regard will be based on market conditions and opportunities existing at the time, and accordingly, the timing, size or success of any efforts and the associated potential capital requirements for these activities are unpredictable. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances.

Impact of Inflation on Operations

Inflation can have a significant impact on operations. We purchase our equipment and materials from suppliers who provide competitive prices and employ skilled workers from competitive labor markets. If inflation in the general economy increases, our costs for equipment, materials and labor could increase as well. Also, increases in activity in oilfields can cause upward wage pressures in the labor markets from which we hire employees as well as increases in the costs of certain materials and key equipment components used to provide services to our customers. Inflation in Argentina has had a significant impact on our business, driving the weakening of the Argentine Peso against the U.S. dollar by over 60% in the past year. As a result, the Company has recognized significant foreign currency translation losses for the year to date 2018.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no material off-balance sheet arrangements except for the operating leases and purchase commitments under supply and transportation agreements as disclosed under “Item 1. Consolidated Financial Statements ‒ Note 6 ‒ Commitments and Contingencies.” The term “off-balance sheet arrangements” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have (i) any obligation arising under a guarantee contract, derivative instrument or variable interest or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Sources and Uses of Cash

Net cash used in operating activities increased $6.1 million to $13.8 million for the six months ended June 30, 2018 compared to $7.6 million for the six months ended June 30, 2017. The increase was due to losses incurred in our business and increases in accounts receivable due to increased operating activity for the six months ended June 30, 2018 compared to the same period ended June 30, 2017, offset by a decrease in accounts payable.

Net cash used in investing activities decreased $2.3 million to $5.5 million for the six months ended June 30, 2018 compared to $7.8 million for the six months ended June 30, 2017. This decrease was due primarily to a decrease of purchases of machinery and equipment during the first six months of 2018 when compared to the first six months of 2017. Greater purchases of machinery and equipment were made during the six months ended 2017 related to start-up of our operations in the U.S.

Net cash provided by financing activities decreased by $5.3 million to $12.4 million for the first six months ended June 30, 2018, compared to $17.7 million for the six months ended June 30, 2017. The decrease was primarily attributable to greater proceeds received from issuance of additional notes payable to Fir Tree during March 2017 than the proceeds from the issuance of Series A Preferred in April 2018, and also payments made on notes payable and the Receivables Agreement during 2018.

We had a net decrease in cash and cash equivalents of $6.9 million for the six months ended June 30, 2018, primarily related to operating losses associated with our first U.S. spread being idle for a significant portion of the first six months of 2018, compared to a net increase in cash and cash equivalents of $2.2 million during the six months ended June 30, 2017 primarily resulting from proceeds provided from the Fir Tree Transaction during the first quarter of 2017. Please see “‒Liquidity and Capital Resources” for more information on the Fir Tree Transaction.

We did not generate positive cash flow from operations for the six months ended June 30, 2018. Further, our liquidity provided by our existing cash and cash equivalents will not be sufficient to fund our full capital expenditure plan, nor payments that might become due under our indebtedness. These commitments will require us to find alternative sources of liquidity from improvements in operating results, the sale of non-core assets or additional equity or debt financing, which may not be available to us on favorable terms or at all.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act consisting of controls and other procedures designed to give reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding such required disclosure. Based on their evaluation as of the end of the quarterly period covered by this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Exchange Act, were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 1, 2018, a collective action lawsuit was filed against Eco-Stim Energy Solutions, Inc. and certain of its subsidiaries by a former employee in the United States District Court for the Southern District of Texas (Houston Division) alleging that we failed to pay a class of workers in compliance with the Fair Labor Standards Act and seeking recovery of such wages, attorney’s fees, costs, interest and other related damages. We dispute the allegations and intend to vigorously contest the matter. We are currently not able to predict the outcome of this lawsuit or whether it will have a material impact on our financial position, results of operations or cash flows.

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

Other than with respect to the updated risk factors set forth below, there have been no material changes to the risk factors previously disclosed in Part I – Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Our working capital requirements, liquidity needs and indebtedness, and any indebtedness we may incur in the future, could restrict our operations, limit our ability to grow, and make us more vulnerable to adverse economic conditions or other adverse developments.

Any indebtedness, whether incurred in connection with acquisitions, operations or otherwise, may adversely affect our operations and limit our growth. In addition, our obligations under our Recourse Receivables Purchase & Security Agreement with Porter Capital Corporation (the “Receivables Agreement”) are secured by liens on certain of our assets, including our accounts receivable, chattel paper, inventory and substantially all of our equipment for our U.S. operations (excluding equipment subject to vendor financing). In addition, our obligations under the Negotiable Demand Promissory Note (the “Demand Note”) we executed in favor of Eco-Lender, LLC (the “Lender”), a Delaware limited liability company and an affiliate of Fir Tree (the “Lender”), are guaranteed by our wholly owned subsidiary, EcoStim, Inc., and are secured by a security interest (subject to permitted liens) in substantially all of our personal property and the personal property of EcoStim, Inc., including 100% of the outstanding equity of our U.S. subsidiaries (including EcoStim, Inc.) and 65% of the outstanding equity of our non-U.S. subsidiaries; provided, however, that the Lender has a subordinate lien on our assets that are subject to a lien of Porter Capital Corporation pursuant to the Receivables Agreement. If our obligations under the Receivables Agreement or the Demand Note are accelerated pursuant to their respective terms, we cannot assure you that we will have sufficient funds to repay such obligations and our other obligations arising under our indebtedness or other obligations.

Our level of indebtedness may affect our operations in several ways, including the following:

●	increasing our vulnerability to general adverse economic and industry conditions or other adverse developments;

●	the covenants that are contained in the agreements governing our indebtedness could limit our ability to borrow funds, dispose of assets, pay dividends and make certain investments;

●	our debt covenants could also affect our flexibility in planning for, and reacting to, changes in the economy and in our industry;

●	any failure to comply with the financial or other covenants of our debt, including covenants that impose requirements to maintain certain financial ratios, could result in an event of default, which could result in some or all of our indebtedness becoming immediately due and payable;

●	our level of debt could impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes; and

●	our business may not generate sufficient cash flow from operations to enable us to meet our obligations under our indebtedness, and we may have difficulty making debt service payments on such indebtedness as payments become due.

In addition, we have incurred significant operating losses during the first six months of 2018 and, as of June 30, 2018, we had a working capital deficit of $20.8 million. Our current working capital deficit and the future working capital requirements of our U.S and Argentina operations may restrict and limit our ability to sustain our business operations, limit our ability to grow, and make us more vulnerable to adverse economic conditions or other adverse developments. We will also be required to obtain future sources of financing in order to meet the working capital requirements of our business, which may be on terms that are not favorable to us, and we may incur material expenses in connection with any such financings.

Our customer base is concentrated, and the loss of one or more of our significant customers, including our current primary customer in the United States, could cause our revenues to decline substantially and have a material adverse effect on our results of operations, financial condition and cash flows.

Our customer base in both the United States and Argentina is concentrated. We commenced our operations in Argentina in December 2014 and our operations in the U.S. in May 2017. For the year ended December 31, 2017, our first two U.S. customers accounted for approximately 99% of our total U.S. revenue. For the year ended December 31, 2017, our largest customer in Argentina accounted for approximately 44% of our total revenue and approximately 99% of the revenue generated from our operations in Argentina. For the six months ended June 30, 2018, our two primary customers accounted for approximately 98% of our services revenue. As of June 30, 2018, approximately 97% of our accounts receivable were concentrated with our two primary customers.

In May 2018, we agreed to provide our primary U.S. customer with additional dedicated horsepower and equipment, including certain of our natural gas-powered pumping units, to create what we refer to as a “super fleet” in support of a collaborative plan to improve the efficiency of our U.S. operations. As a result, we have transitioned from operating two well stimulation fleets in the U.S. to operating a single well stimulation fleet in the U.S. providing pumping services to a single customer. If that customer fails to pay us, our revenue would be adversely impacted and our operating results and financial condition would be materially harmed. Additionally, if we were to lose our primary U.S. customer, we may not be able to redeploy our equipment at similar utilization or pricing levels or within a short period of time and such loss could have a material adverse effect on our business until the equipment is redeployed. Our current one-year contract with our primary U.S. customer is scheduled to terminate in October 2018, and there can be no assurance that we will continue working for our current primary U.S. customer following the scheduled termination of the contract.

In addition, our customer contracts, including our contract with our current primary U.S. customer, contain provisions whereby our customers may terminate the agreement in the event we are unable to perform under the terms of the contract or make adjustments to service and/or materials fees payable thereunder based on changing market conditions. Our customer contracts are also subject to termination by our customers under certain circumstances.

As a result of the foregoing, the termination of, or a reduction in services provided under, any of our agreements with our primary U.S. customer or our largest customer in Argentina could materially and adversely affect our revenue and results of operations. For example, if our primary U.S. customer terminated our agreements or reduced the services we provide to them, we will need to reposition our U.S. fleet and seek alternative uses for that fleet. Such transition and any related downtime for our U.S. fleet could cause us to incur significant operating losses. Adverse events affecting these customers could also negatively affect our ability to retain their business, which would adversely affect our revenue and results of operations.

Many of our current revenue expectations and forecasts reflect anticipated services to be provided to a limited number of customers. If these customers do not continue to contract for our services or fail to contract for additional services from us, our revenue could decline and our results of operations could be adversely affected.

We have incurred losses under our service contract with our largest customer in Argentina. We are currently operating under a transition agreement with our primary customer in Argentina and we expect our original service contract with that customer will be terminated at the end of the transition period. Our operations in Argentina may continue to incur losses, which could be substantial, until we are able to obtain new work from other customers. In addition, we may determine to reduce the scale of, shut down, or sell our operations in Argentina, which could result in the incurrence of material losses and expenses.

In the second quarter of 2017, we entered into a two-year contract with the largest operator in Argentina to provide services for their tight gas completions program. During the course of providing services under that contract, we have incurred losses due to lower than expected utilization of our assets, higher than expected third-party costs incurred in order to provide the bundled services contemplated under the contract, and other factors. We have been engaged in negotiations with our primary customer in Argentina to improve the terms of the agreement, and in June 2018, we finalized the terms of a transition agreement with improved commercial terms. The transition agreement became effective in May 2018, and we currently expect to continue providing services under the transition agreement for a transition period ending in or before December 2018, depending on the volume of work to be performed for our customer. We expect that at the end of the transition period, the original two-year agreement with our primary customer in Argentina will be terminated. We are currently pursuing on-call/spot market contracts with multiple operators in Argentina, including our current customer. We may incur losses associated with our Argentina operations, which could be substantial, while we transition to new customers, and there can be no assurance that we obtain contracts with new customers in Argentina on favorable terms or at all.

In addition, our Argentina operations may require access to additional capital if we continue to incur losses as we transition to working for new customers, which could involve the incurrence of indebtedness, cash contributions to our Argentinian subsidiary from our parent company, or third-party financing. We may also incur other material costs in connection with our efforts to transition from our current contract. In addition, we may determine to reduce the scale of, shut down, or sell our operations in Argentina, which could result in the incurrence of material losses and expenses.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously reported on our Current Reports on Form 8-K, we did not have any sales of unregistered equity securities during the quarter ended June 30, 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 26, 2013).

3.2	Certificate of Designation of Preferences, Rights and Limitations (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 2, 2018).

3.3	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 9, 2017).

3.3(a)	First Amendment to the Second Amended and Restated Bylaws of the Company adopted as of July 6, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 7, 2017).

3.3(b)	Second Amendment to the Second Amended and Restated Bylaws of the Company adopted as of August 2, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 3, 2017).

3.3(c)	Third Amendment to Second Amended and Restated Bylaws of the Company adopted as of August 25, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 25, 2017).

4.1	Amended and Restated Stockholder Rights Agreement, dated as of March 3, 2017, by and among Eco-Stim Energy Solutions, Inc. and the parties named therein (incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q, filed March 9, 2017).

4.1(a)	First Amendment to Amended and Restated Stockholder Rights Agreement, dated as of July 6, 2017, by and among the Company and the parties named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 7, 2017).

4.1(b)	Second Amendment to Amended and Restated Stockholder Rights Agreement, dated as of August 25, 2017, by and among the Company and the parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2017).

4.2	Amended & Restated Registration Rights Agreement, dated as of July 6, 2017, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 7, 2017).

4.2(a)	First Amendment to Amended and Restated Registration Rights Agreement entered into as of August 2, 2017, by and among the Company and the parties named therein, to be effective upon the Closing Date (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 3, 2017).

4.3	Registration Rights Agreement entered into as of August 2, 2017, by and among the Company and the Investors named therein, to be effective upon the Closing Date (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 3, 2017).

10.1*†	Amendment to Letter Agreement dated as of April 30, 2018 between the Company and Brian R. Stewart.

10.2	Negotiable Demand Promissory Note, dated June 8, 2018, issued by the Company to Eco-Lender, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2018).

10.3†	Third Amendment to the Eco-Stim Energy Solutions, Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on June 26, 2018).

31.1*	Rule 13(a)-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13(a)-14(a) Certification of the Chief Financial Officer.

32.1**	Section 1350 Certification of the Chief Executive Officer.

32.2**	Section 1350 Certification of the Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2018	ECO-STIM ENERGY SOLUTIONS, INC.

	By:	/s/ Jon Christopher Boswell
Jon Christopher Boswell
President and Chief Executive Officer

	By:	/s/ Alexander Nickolatos
Alexander Nickolatos
Chief Financial Officer and Assistant Secretary

