Form 10-Q
period 2018-09-30
Eco-Stim Energy Solutions, Inc.
filed 2018-11-14
CIK 1135657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Registration S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

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

The registrant had 75,376,877 shares of common stock and 10,600 shares of Series A Convertible Preferred Stock outstanding at November 9, 2018. Excluded from the number of shares of common stock outstanding are 21,850 shares of common stock held as treasury stock.

i

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. When used in this Form 10-Q, the words “could,” “would,” “should,” “believe,” “anticipate,” “plan,” “intend,” “estimate,” “expect,” “project” and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Our forward-looking statements are based on our current expectations and assumptions and currently available information. Forward-looking statements may include statements that relate to, among other things:

●	our intentions to provide pump down and miscellaneous pumping services in the U.S. market;

●	our efforts to pursue asset sales and the use of proceeds from any such sales;

●	our evaluation of strategic alternatives, including potential strategic alternatives for our Argentina business;

●	our future financial and operating performance and results, including estimated revenue, margins, earnings or losses, or growth rates;

●	our business strategy and budgets;

●	our prospects and the plans and objectives of our management;

●	future pricing and other conditions in the markets we serve;

●	our efforts and ability to obtain future contracts and customers;

●	our technology;

●	our financial strategy;

●	the amount, nature and timing of capital expenditures;

●	competition and government regulations;

●	future operating costs and other expenses;

●	our cash flow and anticipated liquidity;

●	our property and equipment acquisitions and sales; and

●	our plans, forecasts, objectives, expectations and intentions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the anticipated future results or financial condition expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include but are not limited to:

●	the cyclical nature of the oil and natural gas industry;

●	the potential for our customers to backward-integrate by starting their own well service operations or otherwise reduce the use of our services;

●	the potential for excess capacity in the oil and natural gas service industry;

●	dependence on the spending and drilling activity by the onshore oil and natural gas industry;

●	competition within the oil and natural gas service industry;

●	our ability to maintain pricing and obtain contracts;

●	deterioration of the credit markets;

●	our ability to raise additional capital to fund future working capital requirements and repayment of debt and liabilities;

●	increased vulnerability to adverse economic conditions due to our incurrence of indebtedness;

●	our limited operating history;

●	our ability to obtain raw materials and specialized equipment;

●	technological developments or enhancements;

●	asset impairment and other charges;

●	our ability to identify, make and integrate acquisitions;

●	the control of Fir Tree Partners (together with its affiliated funds, “Fir Tree”) over matters subject to stockholder approvals;

●	loss of key executives;

●	the ability to employ and retain skilled and qualified workers;

●	work stoppages and other labor matters;

●	hazards inherent to the oil and natural gas industry;

●	inadequacy of insurance coverage for certain losses or liabilities;

●	delays in obtaining required permits;

●	ability to import equipment or spare parts into Argentina on a timely basis;

●	legislation and regulations affecting the oil and natural gas industry or aspects of our business, including future legislative and regulatory developments;

●	legislation and regulatory initiatives relating to well stimulation;

●	foreign currency exchange rate fluctuations;

●	effects of climate change;

●	volatility of economic conditions in Argentina;

●	market acceptance of turbine pressure pumping technology;

●	the profitability for our customers of shale oil and gas if commodity prices decrease;

●	risks of doing business in Argentina and the United States;

●	risks associated with the start-up of new business operations in new markets, such as the inability to hire sufficient qualified employees, obtain necessary machinery and equipment needed to conduct our operations and meet the needs of our customers, and our ability to obtain operating permits in time; and

●	costs and liabilities associated with labor, employment, environmental, health and safety laws, including any changes in the interpretation or enforcement thereof.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ECO-STIM ENERGY SOLUTIONS, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,909,775	$8,826,076
Accounts receivable	4,765,965	10,167,044
Inventory	2,456,229	3,699,245
Prepaids	2,563,698	4,363,064
Other assets	741,048	787,846
Total current assets	14,436,715	27,843,275

Property, plant and equipment, net	48,370,089	75,825,539
Total assets	$62,806,804	$103,668,814

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,077,456	$17,110,691
Accrued expenses	6,819,864	4,820,774
Short-term notes payable	12,320,337	7,047,020
Current portion of capital lease payable	3,518,323	836,855
Total current liabilities	42,735,980	29,815,340

Non-current liabilities:
Long-term notes payable	591,782	1,172,712
Total non-current liabilities	591,782	1,172,712

Commitment and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 30,000 designated as Series A Convertible Preferred Stock, 10,000 of Series A Preferred issued and outstanding at September 30, 2018 and none issued or outstanding at December 31, 2017	10	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 75,169,868 issued and 75,148,018 outstanding at September 30, 2018 and 74,599,749 issued and 74,577,899 outstanding at December 31, 2017	75,149	74,578
Additional paid-in capital	155,504,491	144,071,119
Treasury stock, at cost; 21,850 common shares at September 30, 2018 and at December 31, 2017	(57,469)	(57,469)
Accumulated deficit	(136,043,139)	(71,407,466)
Total stockholders’ equity	19,479,042	72,680,762

Total liabilities and stockholders’ equity	$62,806,804	$103,668,814

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$14,932,506	$13,120,229	$50,922,478	$24,210,545

Operating cost and expenses:
Cost of services	17,181,673	14,874,958	59,194,660	29,935,216
Selling, general, and administrative expenses	4,081,031	2,785,138	10,774,498	6,796,512
Depreciation and amortization expense	6,073,723	1,936,324	16,768,305	4,700,835
Impairment of fixed assets	19,665,000	—	23,350,445	—
Total operating costs and expenses	47,001,427	19,596,420	110,087,908	41,432,563

Operating loss	(32,068,921)	(6,476,191)	(59,165,430)	(17,222,018)

Other income (expense):
Interest expense	(556,302)	(60,566)	(1,505,014)	(1,767,181)
Interest forgiven	—	—	—	634,477
Foreign currency loss	(183,252)	(64,190)	(1,233,158)	(64,173)
Other income (expense)	(2,390,221)	(39,116)	(2,748,446)	(31,286)
Total other expense	(3,129,775)	(163,872)	(5,486,618)	(1,228,163)
Net loss before income taxes	(35,198,696)	(6,640,063)	(64,652,048)	(18,450,181)
Benefit (provision) for income taxes	—	—	16,375	633,259

Net loss	$(35,198,696)	$(6,640,063)	$(64,635,673)	$(17,816,922)
Basic and diluted loss per share	$(0.47)	$(0.10)	$(0.86)	$(0.30)
Weighted average number of common shares outstanding – basic and diluted	74,880,072	66,579,514	74,778,657	58,692,699

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2017	—	$—	74,577,899	$74,578	$144,071,119	$(57,469)	$(71,407,466)	$72,680,762
Common stock-based compensation, net of costs	—	—	570,119	571	2,330,589	—	—	2,331,160
Preferred stock issuance, net of costs	10,000	10	—	—	9,702,783	—	—	9,702,793
Preferred Dividends	—	—	—	—	(600,000)	—	—	(600,000)
Net loss	—	—	—	—	—	—	(64,635,673)	(64,635,673)
Balance at September 30, 2018	10,000	$10	75,148,018	$75,149	$155,504,491	$(57,469)	$(136,043,139)	$19,479,042

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net loss	$(64,635,673)	$(17,816,922)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	16,768,305	4,700,835
Impairment of fixed assets	23,350,445	—
Amortization of debt discount and loan origination cost	52,625	442,255
Stock based compensation	2,331,158	1,130,113
Gain on sale of fixed assets	(291,978)	—
Changes in operating assets and liabilities:
Accounts receivable	5,401,079	(5,646,734)
Inventory	1,243,018	(2,588,791)
Prepaids and other assets	2,050,143	(2,238,350)
Accounts payable and accrued expenses	(1,462,587)	8,593,714
Net cash used in operating activities	(15,193,465)	(13,423,880)

Investing Activities
Purchases of equipment	(6,138,763)	(24,696,048)
Proceeds from sale of equipment	2,927,538	—
Net cash used in investing activities	(3,211,225)	(24,696,048)

Financing Activities
Proceeds from sale of common stock, net	—	41,789,604
Proceeds from notes payable	11,537,417	18,875,292
Proceeds from sale of preferred stock, net	9,702,793	—
Payments on notes payable	(7,083,524)	(2,000,000)
Payments on capital lease	(668,297)	(581,461)
Net cash provided by financing activities	13,488,389	58,083,435

Net increase (decrease) in cash and cash equivalents	(4,916,301)	19,963,507
Cash and cash equivalents, beginning of period	8,826,076	1,731,364

Cash and cash equivalents, end of period	$3,909,775	$21,694,871

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$1,014,043	$279,850
Cash paid during the period for income taxes	$319,543	$215,544

Non-cash transactions
Property, plant and equipment additions in accounts payable	$5,828,455	$9,351,016
Conversion of debt to equity	$—	$41,354,301
Notes payable settled through recapitalization	$—	$22,000,000
Interest forgiven from convertible debt	$—	$634,477
Equipment purchased with notes payable	$44,503	$2,573,612
Preferred dividend accrued	$600,000	—

See accompanying notes to the unaudited condensed consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

1 – Organization and Nature of Business

Eco-Stim Energy Solutions, Inc. (together with its subsidiaries, the “Company,” “Eco-Stim,” “we” or “us”) is a technology-driven independent oilfield services company that has historically offered well stimulation, coiled tubing and field management services to the upstream oil and gas industry. In September 2018, we completed work under our pressure pumping contract with our primary U.S. customer. Given the current weakness of the U.S. well stimulation market, in September 2018 we elected to suspend our U.S. well stimulation operations and significantly reduce our U.S. workforce in alignment with potential near-term opportunities, including pump down and miscellaneous pumping services. We are actively pursuing the sale of a substantial majority of the equipment, inventory and other operating assets relating to our U.S. operations. We currently intend to use the proceeds from any such sales to reduce our outstanding liabilities and improve our liquidity, however, there can be no assurance as to the ultimate consummation, timing or amount of proceeds generated from any such asset sales. We are also actively pursuing strategic alternatives, including alternatives for our operations in Argentina.

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

Principles of Consolidation

We consolidate all wholly-owned subsidiaries, controlled joint ventures and variable interest entities where the Company has determined it is the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation. Our wholly-owned subsidiaries include: Viking Rock Holding, AS (100%), Viking Rock, AS (100% owned), Cherokee Rock, Inc. (100% owned), EcoStim, Inc. (100% owned), and Eco-Stim Energy Solutions Argentina, SA (100% owned).

Going Concern

Under Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern, the Company is required to evaluate whether there is a substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management has considered conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following the date the Company’s financial statements are issued (November 14, 2018), including the Company’s current financial condition and liquidity sources, including current cash balances, forecasted cash flows, the Company’s obligations due before November 14, 2019, including the Company’s obligations described in Note 6 (Commitments and Contingencies), and the other conditions and events described below.

The Company has incurred substantial net losses and losses from operations since inception. As of September 30, 2018, the Company had cash and cash equivalents of approximately $3.9 million and a working capital deficit of approximately $28.3 million. The Company does not have access to a working capital facility and may not have access to other sources of external capital on reasonable terms or at all. In September 2018, the Company elected to suspend its U.S. well stimulation operations and significantly reduce its U.S. workforce in alignment with potential near-term opportunities. As a result, as of November 14, 2018, the Company was only conducting pump down operations in the U.S. and the Company does not currently expect to generate any material revenue from its U.S. operations in the fourth quarter of 2018. In addition, the Company does not expect that its U.S. operations will generate any material revenue in future periods unless the Company is able to obtain access to additional third party capital to fund its future operations on reasonable terms or is otherwise able to consummate a strategic transaction. In Argentina, the Company has been operating under a transition agreement with its primary customer since May 2018. Following the third quarter of 2018, the Company has not provided any services to its primary customer in Argentina under the transition agreement or otherwise, and the Company did not generate any revenue from its Argentina operations in October 2018. The Company is currently pursuing new work with multiple operators in Argentina, including its primary customer, however, there can be no assurance that the Company obtains additional work in Argentina on favorable terms or at all. If the Company does not obtain new work either from its current customer or new customers, it does not expect to generate any material revenue from its Argentina operations in the fourth quarter of 2018 and may not generate any material revenue in future periods. As of September 30, 2018, the outstanding aggregate principal amount of the Company’s outstanding Negotiable Demand Promissory Note was approximately $8.5 million. If the Company’s obligations under the Negotiable Demand Promissory Note are accelerated pursuant to its terms, there can be no assurance that the Company will have sufficient funds to repay such obligations or the Company’s other obligations.

Management’s plans to alleviate substantial doubt include: (i) pursuing the sale of a substantial majority of the equipment, inventory and other operating assets relating to the Company’s U.S. operations; (ii) using the proceeds from asset sales to reduce the Company’s outstanding liabilities and improve its liquidity; (iii) pursuing strategic alternatives, including alternatives for the Company’s operations in Argentina which could include selling, reducing the scale of, or shutting down the Company’s operations in Argentina; (iv) significantly reducing the Company’s U.S. workforce in alignment with potential near-term opportunities, which actions have been substantially implemented; (v) pursuing new work for the Company’s operations in Argentina; and (vi) taking other steps to reduce costs and liabilities. However, there can be no assurance as to the ultimate consummation, timing or amount of proceeds generated from any such asset sales or other actions. Based on the uncertainty of achieving these items and the significance of the factors described above, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of 12 months following November 14, 2018.

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

Well Stimulation Revenue

The Company has historically provided well stimulation services based on contractual arrangements, such as term contracts and pricing agreements, or on a spot market basis. Revenue is recognized upon completion of stimulation stages and includes the components of the services and the chemicals and proppants consumed while performing the well stimulation services. For our U.S. business, our performance obligations are defined as stages. In the case of our Argentina business, our performance obligations have been defined as stages plus specific defined services noted within the contract. For both businesses, customers are invoiced upon the completion of each job, which consist of multiple stimulation stages.

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

Disaggregation of Revenue

Revenue activities during the three and nine months ended September 30, 2018 and 2017, respectively were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues by service type:
Well stimulation	$14,389,076	$12,940,800	$49,541,336	$22,489,017
Coiled tubing	543,430	179,429	1,381,142	1,721,528
Total	$14,932,506	$13,120,229	$50,922,478	$24,210,545

Contract Balances

In line with industry practice, the Company bills its customers for its services in arrears, typically when the stage or well is completed or at month-end. The majority of the Company’s jobs are completed in less than 14 days. Furthermore, it is currently not standard practice for the Company to execute contracts with prepayment features. As such, the Company’s contract liabilities with its customers are immaterial to its unaudited condensed consolidated balance sheets.

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

Net Loss per Common Share

For the nine months ended September 30, 2018 and 2017, the weighted average shares outstanding excluded shares of common stock issuable upon the exercise of certain stock options and shares of common stock issuable upon the conversion of outstanding shares of Series A Preferred totaling 11,927,142 and 725,657, respectively, from the calculation of diluted earnings per share because these shares would be anti-dilutive. As of June 20, 2017, the Company’s convertible debt was converted into common stock at $1.40 per share and therefore the Company no longer has any convertible debt outstanding. Anti-dilutive warrants of 100,000 for each of the nine months ended September 30, 2018 and 2017 were also excluded from the weighted average share outstanding calculation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2018 presentation, with no material effect on the presentation of December 31, 2017 or September 30, 2017, and no impact on revenue or net loss.

Accounts Receivable

Accounts receivable are stated at amounts management expects to collect from outstanding balances both billed and unbilled (unbilled accounts receivable represents amounts recognized as revenue for which invoices have not yet been sent to clients). Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. The Company evaluated all accounts receivable and determined that no reserve for doubtful accounts was necessary at September 30, 2018 or December 31, 2017.

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

In September 2018, we sold certain of our non-core U.S. equipment for $2.9 million, recognizing a gain of $0.3 million. The proceeds were used to fund the general operations of the business.

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

During the third quarter of 2018, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with our decision to pursue the sale of a substantial majority of our U.S. equipment and suspension of its U.S. well stimulation operations. The Company reviewed the long-lived assets for impairment and recorded a $19.7 million impairment expense. The full amount is related to our U.S. segment. The impairment was measured using the market approach utilizing current bid values being obtained for the assets.

Major Customers and Concentration of Credit Risk

The majority of the Company’s business from inception through the first quarter of 2017 was conducted with major and independent oil and natural gas companies in Argentina. For the nine months ending September 30, 2018, 79% or $40.2 million and 21% or $10.7 million of our revenue is from the U.S. and Argentina, respectively. The Company evaluates the financial strength of its customers and provides allowances for probable credit losses when deemed necessary. The Company has historically derived a large amount of revenue from a small number of national and independent oil and natural gas companies. At September 30, 2018, the Company had a concentration of receivables with two customers.

For the nine months ended September 30, 2018 and 2017, two major customers accounted for approximately 95% and 99% of our services revenue, respectively. For the year ended December 31, 2017, two major customers represented 74% of our services revenue. Our accounts receivable at September 30, 2018 and 2017 were concentrated with two major customers representing 98% and 100%, respectively. The Company does not expect to generate any material revenue from these customers following the third quarter of 2018.

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

The Company is subject to U.S. federal and foreign income taxes along with state corporate income taxes in Texas and Oklahoma. The Company can and does pay taxes as some taxes are based on revenues or other basis other than net income. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. At September 30, 2018, there are no recorded liabilities associated with our U.S. federal or foreign income taxes. Additionally, at September 30, 2018, a full valuation allowance has been established reducing any deferred tax asset as it was determined that it is more likely than not that the deferred tax asset will not be realized.

Further, the Fir Tree Transaction (see Item 2: “‒Liquidity and Capital Resources” for more information on the Fir Tree Transaction), resulted in a change in control and will likely limit the Company’s ability to utilize net operating loss tax benefits due to limitations pursuant to Section 382 of the U.S. Tax Code. As of September 30, 2018 and December 31, 2017, there was no tax asset benefit recorded as a provision was made to fully reserve the benefit.

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

Accounting Guidance Issued But Not Adopted as of September 30, 2018

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

3 – Accounts Receivable

Accounts receivable by category were as follows:

	September 30, 2018	December 31, 2017
Billed	$3,229,362	$4,439,637
Unbilled	1,536,603	5,727,407
Total accounts receivable	$4,765,965	$10,167,044

As of September 30, 2018, all of the unbilled accounts receivable related to Argentina. Subsequent to September 30, 2018, a majority of the unbilled accounts receivable from Argentina had been invoiced.

Receivables Agreement. On February 8, 2018, we entered into a Recourse Receivables Purchase & Security Agreement (the “Receivables Agreement”) with Porter Capital Corporation (“Porter Capital”). Under the terms of the Receivables Agreement, we have been able, from time to time, to sell accounts receivable (“Accounts”) to Porter Capital in exchange for funds in an amount equal to 80% (or less as percentage is subject to credit limits established by Porter Capital) of the face amount of the applicable Account at the time of sale of the Account, with the remaining 20% of the face amount of the applicable Account to be held back as a required reserve amount to be paid to us following Porter Capital’s receipt of payment on the Account by the account debtor, less applicable fees and interest charges. The total face amount of outstanding Accounts purchased by Porter Capital under the Receivables Agreement could not exceed $12.5 million.

Under the terms of the Receivables Agreement, we have been obligated to pay interest on the face amount of the outstanding and unpaid Accounts purchased by Porter Capital, less the amount of the reserve account, at an interest rate equal to the Prime Rate (as defined in the Receivables Agreement) plus 8.25%. We have also been obligated under the Receivables Agreement to pay certain fees, including a fee (the “Minimum Term Fee”) payable upon termination of the agreement in an amount equal to: (i) the monthly interest rate multiplied by $5 million, multiplied by the number of months in the agreement term, less the amount of actual interest paid during the term of the agreement; or (ii) following the occurrence of an Event of Default (as defined below) that has not been cured within the time periods contemplated under the agreement, $1.8 million, less the amount of actual interest paid during the term of the agreement. The Minimum Term Fee was also subject to reduction under certain circumstances if Porter Capital did not purchase certain eligible Accounts that are presented for purchase by us.

All of our obligations under the Receivables Agreement have been secured by liens on certain of our assets, including the accounts receivable, chattel paper, inventory relating to our U.S. operations and certain equipment used for our U.S. operations (excluding equipment subject to vendor financing) (collectively, the “Collateral”). The Receivables Agreement further provided for customary events of default (“Events of Default”), including but not limited to the failure to make payments when due; insolvency events; the failure to comply with covenant obligations arising under the agreement or other agreements with Porter Capital or its affiliates; and breaches of representations and warranties. Upon the occurrence of an Event of Default, Porter Capital could terminate the Receivables Agreement and declare all of our outstanding obligations under the Receivables Agreement to be due and payable. The Receivables Agreement had an initial term of one year and would renew for successive one-year terms unless we provided notice of cancellation in accordance with the terms of the Receivables Agreement. We were also able to terminate the Receivables Agreement prior to the expiration of the term upon written notice and payment of our obligations thereunder. Following the end of the third quarter of 2018, we terminated the Receivables Agreement. See Note 10 -- Subsequent Events.

For sales of our receivable under this Receivables Agreement, the Company applies the guidance in ASC 860, “Transfers and Servicing – Sales of Financial Assets”, which requires the derecognition of the carrying value of those accounts receivable in the Condensed Consolidated Balance Sheets. For the quarter ended September 30, 2018, $15.3 million of accounts receivable transferred pursuant to the Receivables Agreement qualified as sales of receivables and the carrying amounts were derecognized. There was no loss associated with the sales of these receivables. At September 30, 2018, we are owed $0.5 million representing the held back required reserve amount to be paid to us following Porter Capital’s receipt of payment on the Account by the account debtor. This balance is included in accounts receivable on the Condensed Consolidated Balance Sheets.

4 – Prepaids

Prepaids by category were as follows:

	September 30, 2018	December 31, 2017
Prepaid insurance	$747,496	$142,531
VAT and other taxes	1,282,419	2,935,351
Vehicle registration	133,428	606,218
Prepaid other	240,355	678,964
Total prepaids	$2,563,698	$4,363,064

A majority of the decrease in Prepaids is attributable to VAT and other taxes being reduced attributable to reductions in purchases over time in turn attributable to the unbundling of third party services provided to our customer in Argentina. The decrease was also attributable to a write-off of an equipment purchase deposit that the Company never utilized. The decrease was offset by insurance premium payments being recorded at the first of the year for annual coverage that have been subsequently amortized during the year.

5 – Stock-Based Compensation

The Company has two stock incentive plans, the 2013 Stock Incentive Plan (the “2013 Plan”) and the 2015 Stock Incentive Plan (the “2015 Plan”), (or collectively, the “Plans”), for the granting of stock-based incentive awards, including incentive stock options, non-qualified stock options, restricted stock and phantom stock awards to employees, consultants and members of the Company’s Board. The 2013 Plan was adopted in 2012 and amended in 2013 and authorizes 1,000,000 shares of common stock to be issued under the 2013 Plan. The 2015 Plan, f/k/a “the 2014 Stock Incentive Plan,” was adopted in 2014 and was amended in 2015 and 2016 to authorize a total of 700,000 additional shares, resulting in a maximum of 1,200,000 shares of common stock being authorized for issue under the modified 2015 Plan. Both the 2013 Plan and the 2015 Plan have been approved by the stockholders of the Company. On June 15, 2017, at our annual meeting of stockholders (the “2017 Annual Meeting”), our stockholders approved an increase to the aggregate maximum number of shares of common stock available under the 2015 Plan by 5,000,000 shares (from 1,200,000 shares to 6,200,000 shares). On June 20, 2018, at our annual meeting of stockholders (the “2018 Annual Meeting”), our stockholders approved an increase to the aggregate maximum number of shares of common stock available under the 2015 Plan by 3,000,000 shares (from 6,200,000 shares to 9,200,000 shares). As of September 30, 2018, 256,991 shares of common stock were available for grant under the 2013 Plan and 2,041,698 shares of common stock were available for grant under the 2015 Plan.

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

During the nine months ended September 30, 2018 and 2017, the Company recorded $2,331,160 and $1,130,113, respectively, of stock-based compensation, of which $1,910,666 and $831,208 was included in selling, general and administrative expense for the nine months ended September 30, 2018 and 2017, respectively, and $420,494 and $298,905 was included in cost of sales for the nine months ended September 30, 2018 and 2017, respectively, in the accompanying condensed consolidated statement of operations. Total unamortized stock-based compensation expense at September 30, 2018 was $2,078,951 compared to $3,247,370 at December 31, 2017 and will be fully expensed through 2020.

6 – Commitments and Contingencies

Capital Lease Obligations

The Company leases certain equipment from a third party with certain prepayments being made securing the final six months of payments on the lease. Lease payments are $81,439 per month, with the final three months of prepaid payments being shown as other non-current assets in the consolidated balance sheets with a balance of $244,317. The minimum present value of the lease payments is $0.7 million with terms of sixty months and implied interest of 14%.

The Company also leases certain other equipment through an equipment lease purchase agreement with a third party. Lease payments range between $261,240 per month to $1,077,615 per month based on the agreement. The minimum present value of the lease payment is $3.3 million with an initial term of six months and implied interest rate of 8%. We continue to accrue interest for the unpaid balance at 8% per annum.

The next five years of lease payments are:

	Principal	Interest	Total Capital Lease Payments
2018	$3,535,865	$51,102	$3,586,968
2019	—	—
Total future payments	3,535,865	51,102	3,586,968
Less debt discount due to warrants			(17,543)
Less amount representing interest			(51,102)

Less current portion of capital lease obligations			(3,518,323)
Capital lease obligations, excluding current installments			$—

Operating Leases

The Company’s operating leases correspond to equipment facilities and office space in Argentina and the U.S. The operating leases also correspond to operational equipment utilized by the Company’s U.S. operations. The combined future minimum lease payments as of September 30, 2018 are as follows:

Operating Leases
2018	$105,240
2019	69,000
Thereafter	—
Total	$174,240

Commitments

Historically, in the course of operations, we entered into certain long-term raw material supply agreements for the supply of proppant to be used in hydraulic well stimulation in our U.S. operations. As part of these agreements, we are subject to minimum tonnage purchase requirements and may pay penalties in the event of any shortfall. Additionally, we have entered into certain long-term transportation agreements for the transportation of raw material from the vendors’ point of delivery to the well site to support our U.S. operations. Per the agreements with these vendors, we are subject to certain minimum commitments under the long-term transportation agreements.

In September 2018, we completed work under our pressure pumping contract with our primary U.S. customer. Given the current weakness of the U.S. well stimulation market, in September 2018 we elected to suspend our U.S. well stimulation operations and significantly reduce our U.S. workforce in alignment with potential near-term opportunities, including pump down and miscellaneous pumping services. With this decision, we believe it is probable that we will not fulfill our commitments within the requirements under U.S. GAAP Contingencies (Topic 450) regarding certain of the above noted supply and transportation agreements. As such, we have recorded accruals related to what we believe to be reasonable estimates related to the future settlements of these contingencies of $2.0 million recorded in Accrued expenses in our Consolidated Financial Statements. We intend to seek to negotiate with the counterparties to these agreements and therefore, the amount of ultimate settlement may be higher or lower than what we have recorded, with the maximum aggregate potential liability estimated by us to be approximately $5.5 million, including estimated litigation expenses. Payment terms would also be established upon settlement with these counterparties.

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

On May 1, 2018, a collective action lawsuit was filed against Eco-Stim Energy Solutions, Inc. and certain of its subsidiaries by a former employee in the United States District Court for the Southern District of Texas (Houston Division) alleging that we failed to pay a class of workers in compliance with the Fair Labor Standards Act and seeking recovery of such wages, attorney’s fees, costs, interest and other related damages. In September 2018, this case was stayed pending resolution through arbitration proceedings among the parties. We dispute the allegations and intend to vigorously contest the matter. We are currently not able to predict the outcome of this matter or whether it will have a material impact on our financial position, results of operations or cash flows.

In addition, four of our vendors have filed lawsuits against us in four separate Texas state court actions seeking to collect an aggregate of approximately $2.4 million of damages for amounts alleged to be owed by us for various goods, equipment or services alleged to have been provided by such vendors, as well as pre-judgment and post-judgment interest and attorney’s fees. In addition, certain of our vendors have filed, or have threatened to file, liens against certain assets of our former customers with respect to amounts alleged to be owed by us for various goods, equipment or services alleged to have been provided by such vendors in an aggregate amount of approximately $3.8 million. We intend to vigorously contest these matters or seek mutually agreeable settlements of the claimed amounts, and we may incur material expenses in connection with the resolution of these lawsuits and claims.

7 – Debt

The carrying values of our debt obligations, net of unamortized debt issuance costs of $347,005 and $0 as of September 30, 2018 and December 31, 2017, respectively, are as follows:

	September 30, 2018		December 31, 2017
	Short Term	Long Term	Short Term	Long Term
Demand Promissory Note	$8,189,013	$—	$—	$—
Vendor equipment financing	3,995,190	591,782	7,047,020	1,172,712
Insurance financing	136,134	—	—	—
Total	$12,320,337	$591,782	$7,047,020	$1,172,712

Negotiable Demand Promissory Note

On June 8, 2018, the Company executed a Negotiable Demand Promissory Note (the “Demand Note”) in the principal amount of up to $15.0 million in favor of Eco-Lender, LLC (the “Lender”), a Delaware limited liability company and an affiliate of one or more funds that are managed by Fir Tree Capital Management LP (together with its affiliated funds, “Fir Tree”) and/or its affiliates, which affiliated funds collectively hold a majority of the outstanding shares of capital stock of the Company. Pursuant to the Demand Note, on June 8, 2018, the Lender advanced approximately $5.5 million of gross proceeds and $5.1 million of net proceeds after transaction expenses to the Company (the “Initial Advance”) and on August 16, 2018 the Lender advanced an additional $3.0 million of gross proceeds and $2.97 million of net proceeds to the Company. The Company does not have any right to re-borrow any amounts that have been advanced and repaid under the Demand Note. In addition, the Lender is not obligated to make any additional advances under the Demand Note. As of September 30, 2018, the aggregate principal amount outstanding under the Demand Note was approximately $8.5 million.

Interest on the unpaid principal balance of the Note accrues at an annual rate of 10%, subject to a default interest rate of 14.00% or 24.00%, depending on the payment date following the occurrence of a default. All payments of principal, interest and other amounts under the Demand Note are payable immediately upon written demand by the Lender to the Company; provided, however, the Lender cannot make any demand for payment under the Demand Note until the earlier of (A) 45 days after the date of the Demand Note, (B) the occurrence of a material adverse change as defined in the Note and determined by the Lender in its sole and absolute discretion, (C) the occurrence of any default or event of default under any material agreement of the Company or any of its subsidiaries, and (D) the date upon which the Company or any of its subsidiaries ceases operating for any reason.

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

All of the Company’s obligations under the Demand Note are guaranteed by EcoStim, Inc., a Texas corporation and a wholly owned subsidiary of the Company (“EcoStim”), and secured by a security interest (subject to permitted liens) in substantially all of the personal property of the Company and EcoStim, including 100% of the outstanding equity of the Company’s U.S. subsidiaries (including EcoStim) and 65% of the outstanding equity of the Company’s non-U.S. subsidiaries; provided, however, that the Lender had a subordinate lien on those assets of the Company and EcoStim that were subject to the lien of Porter Capital pursuant to the Receivables Agreement. See Note 10 – Subsequent Events.

Vendor Equipment Financing

During various dates beginning in late September through November 2017, the Company purchased equipment through a financing arrangement with an international equipment manufacturer at an interest rate of 8% for 12 months. At September 30, 2018, the Company had a loan balance of $2,850,523 and accrued interest of $18,743 with monthly payments of $570,113. Carrying value at September 30, 2018 for the equipment purchased through this financing arrangement was $4,600,000.

Beginning August 23, 2017 through September 28, 2017, the Company purchased trucks through a financing arrangement with an auto finance group at an interest rate of 4.99% annual interest for 36 months. At September 30, 2018, the Company had a loan balance of $676,408 and accrued interest of $0, with monthly payments of $29,168. Carrying value at September 30, 2018 for the equipment purchased through this financing arrangement was $806,594.

Beginning September 21, 2017 through September 29, 2017, the Company purchased tractors through a financing arrangement with an auto finance group at an interest rate of 8.59% for 24 months. At September 30, 2018, the Company had a loan balance of $563,427 and accrued interest of $0 with monthly payments of $45,625. Carrying value at September 30, 2018 for the equipment purchased through this financing arrangement was $943,567.

On December 20, 2017, the Company purchased tractors through a financing arrangement with an auto finance group at an interest rate of 8.9% for 36 months. At September 30, 2018, the Company had a loan balance of $286,050 and accrued interest of $0 with monthly payments of $11,729. Carrying value at September 30, 2018 for the equipment purchased through this financing arrangement was $389,532.

On February 21, 2018, the Company purchased a truck through a financing arrangement with an auto finance group at an interest rate of 7.49% for 48 months. At September 30, 2018, the Company had a loan balance of $39,764 and accrued interest of $0 with monthly payments of $1,079. Carrying value at September 30, 2018 for the equipment purchased through this financing arrangement was $34,200.

During various dates beginning April 12 through April 23, 2018, the Company purchased equipment through a financing arrangement with an equipment manufacturer at an implied interest rate of 8% for 8 months. At September 30, 2018, the Company had a loan balance of $170,800 and accrued interest of $0 with monthly payments of $57,328. Carrying value at September 30, 2018 for the equipment purchased through this financing arrangement was $35,000.

The total future minimum payments due on our vendor equipment financings as of September 30, 2018 are noted as follows:

2018	$3,258,082
2019	896,736
2020	416,743
2021	12,209
2022 and thereafter	3,202
Total payments	$4,586,972

Insurance Financing

On January 1, 2018, the Company financed its operations insurance premiums with an insurance financing company for a total of $2,522,158 at an interest rate of 3.95% for ten months. As of September 30, 2018, the Company had a balance of $136,134 and accrued interest of $701.

8 – Equity

The Company has 50,000,000 shares of preferred stock authorized at $0.001 par value, 30,000 of which have been designated as Series A Convertible Preferred Stock (“Series A Preferred”). At September 30, 2018 and December 31, 2017, the Company had 10,000 shares of Series A Preferred and no shares of preferred stock issued or outstanding, respectively. The Company has 200,000,000 shares of Common Stock authorized at $0.001 par value per share, of which 75,148,018 shares were issued and 75,126,168 shares were outstanding as of September 30, 2018 and of which 74,599,749 shares were issued and 74,577,899 shares were outstanding as of December 31, 2017.

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

Holders of Series A Preferred are entitled to vote with holders of the Company’s common stock and are entitled to one vote per share of common stock into which a share of Series A Preferred is then-convertible on any matter on which holders of the capital stock of the Company are entitled to vote. Each share of Series A Preferred was initially and as of September 30, 2018 convertible, at the option of the holder at any time, into a number of shares of common stock determined by dividing the Stated Value plus any dividends accrued but unpaid thereon by the conversion price of $1.15 (subject to adjustment for stock splits, combinations, certain distributions or similar events). In addition, for so long as shares of Series A Preferred are outstanding, the affirmative vote or consent of holders of a majority of the outstanding shares of Series A Preferred, voting together as a separate class, is necessary before taking certain actions, including but not limited to (i) amending the articles of incorporation, the bylaws or the Certificate of Designation for the Series A Preferred in a manner that would materially and adversely or disproportionately affect the powers, preferences or rights of the Series A Preferred, (ii) liquidating, dissolving or winding up the Company or entering into a Deemed Liquidation Event, (iii) creating or issuing any class of capital stock unless it ranks junior to the Series A Preferred with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company or any Deemed Liquidation Event, payment of dividends and rights of redemption, (iv) reclassifying, altering or amending any existing security that is pari passu or junior to the Series A Preferred with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company or any Deemed Liquidation Event, payment of dividends and rights of redemption if such reclassification, alteration or amendment would render such other security senior or pari passu with the Series A Preferred in respect of any such right, preference or privilege, (v) subject to certain exceptions, purchasing or redeeming any shares of capital stock or paying any dividend or making any distribution thereon and (vi) issuing any shares of Series A Preferred to anyone other than the original holders of the Series A Preferred. Holders of Series A Preferred are entitled to cumulative dividends payable semi-annually in arrears at a rate of (i) 10% per year, if paid in cash, or (ii) 12% per year, if, at the election of the Company, paid through the issuance of additional shares of Series A Preferred. In addition to the dividend rights described above, holders of Series A Preferred are entitled to receive dividends or distributions declared or paid on common stock on an as-converted basis. Following the end of the third quarter of 2018, the Company paid the initial preferred dividend on all outstanding shares of Series A Preferred through the issuance of additional shares of Series A Preferred. See Note 10 -- Subsequent Events.

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

Our two operating segments are managed through operating segments that are aligned with our geographic operating locations of Argentina and the U.S. We also report certain corporate and other non-operating activities under the heading “Corporate and Other”, which primarily reflects corporate personnel and activities, incentive compensation programs and other costs.

We account for intersegment sales at prices that we generally establish by reference to similar transactions with unaffiliated customers. Reporting segments are measured based on gross margin, which is defined as revenues reduced by total cost of services. Cost of services excludes depreciation and amortization expense.

Summarized financial information is shown in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues(1):
Argentina	$2,428,907	$5,750,853	$10,720,007	$13,748,447
United States	12,503,599	7,369,376	40,202,471	10,462,098
Total revenues	$14,932,506	$13,120,229	$50,922,478	$24,210,545

Cost of services(1,2):
Argentina	$2,423,860	$7,054,471	$10,890,367	$17,225,253
United States	14,757,813	7,820,487	48,304,293	12,709,963
Total cost of services	$17,181,673	$14,874,958	$59,194,660	$29,935,216

Gross margin(1,2):
Argentina	$5,047	$(1,303,618)	$(170,360)	$(3,476,806)
United States	(2,254,214)	(451,111)	(8,101,822)	(2,247,865)
Total gross margin	$(2,249,167)	$(1,754,729)	$(8,272,182)	$(5,724,671)

Corporate and Other:	$7,210,806	$2,949,010	$16,261,116	$8,024,675

Capital expenditures:
Argentina	$—	$230,826	$2,846	$1,584,444
United States	620,570	16,561,322	6,134,877	22,917,672
Corporate and Other	—	61,365	1,040	193,932
Total capital expenditures	$620,570	$16,853,513	$6,138,763	$24,696,048

Depreciation and amortization:
Argentina	$1,553,562	$1,338,187	$4,333,808	$3,947,056
United States	4,488,313	555,348	12,144,340	631,017
Corporate and Other	31,848	42,789	290,157	122,762
Total depreciation and amortization	$6,073,723	$1,936,324	$16,768,305	$4,700,835

Impairment:
Argentina	$—	$—	$—	$—
United States	19,665,000	—	23,350,445	—
Corporate and Other	—	—	—	—
Total impairment	$19,665,000	$—	$23,350,445	$—

1)	U.S. activity began in February 2017 with start-up expenses being incurred. The Company began recognizing U.S. revenue in late May 2017. Intersegment transactions included in revenues were not significant for any of the periods presented.

(2)	Gross margin is defined as revenues less costs of services. Cost of services excludes selling, general and administrative expenses, and depreciation and amortization expense.

10 – Subsequent Events

On October 1, 2018, we paid the initial dividend on our outstanding shares of Series A Preferred through the issuance of an aggregate of 600 additional shares of Series A Preferred to the holders of outstanding shares of Series A Preferred. Holders of Series A Preferred are entitled to cumulative dividends payable semi-annually in arrears at a rate of (i) 10% per year if we elect to pay the dividend in cash, or (ii) 12% per year if we elect to pay the dividend through the issuance of additional shares of Series A Preferred.

On October 19, 2018, the Company terminated its Recourse Receivables Purchase & Security Agreement (“Receivables Agreement”) with Porter Capital Corporation (“Porter”). The Receivables Agreement had an initial term of one-year, with the Company permitted to terminate the Receivables Agreement prior to expiration of the initial term upon written notice to Porter and payment of the Company’s outstanding obligations under the Receivables Agreement, including amounts owed as a minimum term fee calculated in accordance with the terms of the Receivables Agreement. On October 19, 2018, the Company delivered a notice to Porter of our intent to terminate the Receivables Agreement following initial term upon written notice to Porter and payment of our outstanding obligations under the Receivables Agreement, including a minimum term fee of approximately $0.2 million. As a result, the Company will no longer be able to obtain funds under the Receivables Agreement and the collateral has been released from liens that had secured the Company’s obligations under the Receivables Agreement.

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

 Background and Recent Developments

U.S. Operations. We are a technology-driven independent oilfield services company that has historically offered well stimulation, coiled tubing and field management services to the upstream oil and gas industry. In September 2018, we completed work under our pressure pumping contract with our primary U.S. customer. Given the current weakness of the U.S. well stimulation market, in September 2018 we elected to suspend our U.S. stimulation operations and significantly reduce our U.S. workforce in alignment with potential near-term opportunities, including pump down and miscellaneous pumping services. We are currently conducting one pump down operation for a customer in the Permian basin.

We are actively pursuing the sale of a substantial majority of the equipment, inventory and other operating assets relating to our U.S. operations and do not currently expect to conduct any well stimulation operations in the U.S. following the third quarter of 2018. As a result, we do not expect to generate any material revenue from our U.S. operations in the fourth quarter of 2018. In addition, we do not currently expect that our U.S. operations will generate any material revenue in future periods unless we are able to obtain access to additional third party capital to fund our future operations on reasonable terms or are otherwise able to consummate a strategic transaction. We currently intend to use the proceeds from any such asset sales to reduce our outstanding liabilities and improve our liquidity, however, there can be no assurance as to the ultimate consummation, timing or amount of proceeds generated from any such asset sales. If we are unable to obtain a sufficient amount of proceeds from asset sales or funds from other sources, we may not be able to satisfy our working capital requirements, indebtedness and other obligations. We have also retained an investment bank to assist us in evaluating our strategic alternatives.

Argentina Operations. In Argentina, we have been operating under a transition agreement with our primary customer since May 2018 and continued to provide services under that agreement during the third quarter of 2018. Subsequent to the third quarter of 2018, we have not provided any services to our primary customer in Argentina under the transition agreement or otherwise, and we did not generate any revenue from our Argentina operations in October 2018. We are currently pursuing new work with multiple operators in Argentina, including our primary customer, however, there can be no assurance that we obtain additional work in Argentina on favorable terms or at all. If we do not obtain any new work either from our current customer or new customers, we do not expect to generate any material revenue from our Argentina operations in the fourth quarter of 2018 and may not generate any material revenue in future periods. In addition, we are considering whether to sell, reduce the scale of, or shut down our operations in Argentina, which could result in the incurrence of material losses and expenses. We have retained an investment bank to assist us in evaluating our strategic alternatives for our Argentina business.

September 2018 Sale of Certain Non-Core Equipment. In September 2018, we sold certain of our non-core U.S. equipment for $2.9 million for a gain of approximately $0.3 million.

Termination of Receivables Agreement. In October 2018, we delivered a notice to Porter Capital Corporation (“Porter Capital”) of our election to terminate the Recourse Receivables Purchase & Security Agreement we had entered into with Porter Capital in February 2018 (the “Receivables Agreement”). All of our obligations under the Receivables Agreement have been secured by liens on certain of our assets, including our accounts receivable, chattel paper, inventory and substantially all of our equipment for our U.S. operations (excluding equipment subject to vendor financing) (collectively, the “Collateral”). In connection with the termination of the Receivables Agreement, we paid a minimum term fee to Porter Capital of approximately $0.2 million. As a result, we are no longer able to obtain funds under the Receivables Agreement and the Collateral has been released from the liens that had secured our obligations under the Receivables Agreement.

Overview of Our Business Services

Historically, our customers have utilized our pressure pumping services to enhance the production of oil and natural gas from formations with low permeability, which restricts the natural flow of hydrocarbons. The technique of well stimulation consists of pumping a fluid into a cased well at sufficient pressure to create new channels in the rock, which can increase the extraction rates and the ultimate recovery of the hydrocarbons. Our equipment has historically been contracted by E&P companies to provide this pressure-pumping service, which is referred to as well stimulation. Demand for these services can change quickly and is highly dependent on the number of oil and natural gas wells drilled and completed. Given the cyclical nature of these drilling and completion activities, coupled with the high labor intensity of these services, operating margins can fluctuate widely depending on supply and demand at a given point in the cycle.

Historically, our customers have utilized our coiled tubing services to perform various functions associated with well-servicing operations and to facilitate completion of horizontal wells. Coiled tubing services involve the insertion of steel tubing into a well to convey materials and/or equipment to perform various applications as part of a new completion or the servicing of existing wells, including wellbore maintenance, nitrogen services, thru-tubing services, and formation stimulation using acid and other chemicals. Coiled tubing has become a preferred method of well completion, workover and maintenance projects due to speed, ability to handle heavy-duty jobs across a wide spectrum of pressure environments, safety and ability to perform services without having to shut-in a well. Our coiled tubing capabilities cover a wide range of applications for horizontal completion, work-over and well-maintenance projects. As a result, coiled tubing services are less tied to active rig count and more tied to price of oil and natural gas as well as customers’ expenditure budgets, which is usually also tied to the price of oil and natural gas.

Business Segments

Since the second quarter of 2017, we have managed our business through operating segments that are aligned with our two geographic regions, the United States and Argentina. We also report certain corporate and other non-operating activities under the heading “Corporate and Other”, which primarily reflects corporate personnel and activities, incentive compensation programs and other non-operational allocable costs. For financial information about our segments, see Note 9 (Segment Reporting) to the condensed consolidated financial statements included in this Form 10-Q.

Our segment operating results are frequently influenced by the number of active customers we have in the area and the level of our customers’ well activity which dictates the amount of activity we have in any given period. This directly effects our revenue, but also the level of expenses we incur.

United States Segment. Beginning operations in May 2017, our U.S. segment has historically served the needs of our independent E&P customers’ U.S. based operations by offering pressure pumping and field management operations services primarily operating in the Sooner Trend Anadarko Basin Canadian and Kingfisher Counties (STACK) play. Our U.S. based operations started with one U.S. based fleet. We added an additional fleet in October 2017 to accommodate an additional customer, however, upon negotiating an early release of our first U.S. fleet from our contract with our first U.S. customer due to low pricing and lower planned activity, our first spread did not provide services to customers until late April 2018. We subsequently ceased to provide services to this customer and in late May 2018, we agreed to provide our primary U.S. customer with additional dedicated horsepower and equipment, including certain of our natural gas-powered pumping units, to create what we referred to as a “super fleet” in support of a collaborative plan to improve the efficiency of our U.S. operations. As a result, in May 2018, we transitioned from operating two well stimulation fleets in the U.S. to operating a single well stimulation fleet in the U.S. providing pumping services to a single customer. In September 2018, we completed work under our pressure pumping contract with our primary U.S. customer. Given the current weakness of the U.S. well stimulation market, in September 2018 we elected to suspend our U.S. well stimulation operations and significantly reduce our U.S. workforce in alignment with potential near-term opportunities, including pump down and miscellaneous pumping services. We are currently conducting one pump down operation for a customer in the Permian basin. We are actively pursuing the sale of a substantial majority of the equipment, inventory and other operating assets relating to our U.S. operations.

Argentina Segment. Through our Argentina segment, we have historically served the needs of our Argentine customers by providing pressure pumping and coiled tubing services. We began our service offerings in late 2014 in Argentina with our base of operation located in Neuquén City, Argentina. The majority of our revenues since inception and through the end of the third quarter of 2017 came from the Neuquén Basin and a majority of that revenue has come from our pressure pumping operations.

In the second quarter of 2017, we entered into a two-year contract based on a proposal submitted in November 2016 with the largest operator in Argentina to provide services for their tight gas completions program. During the course of providing services under that contract, we have incurred losses due to lower than expected utilization of our assets, higher than expected third-party costs incurred in order to provide the bundled services contemplated under the contract, and other factors. We engaged in negotiations with our primary customer in Argentina to improve the terms of the agreement, and in June 2018, we finalized the terms of a transition agreement with improved commercial terms. We have been operating under the transition agreement with our primary customer in Argentina since May 2018 and we continued to provide services under that agreement during the third quarter of 2018. Subsequent to the third quarter of 2018, we have not provided any services to our primary customer in Argentina under the transition agreement or otherwise, and we did not generate any revenue from our Argentina operations in October 2018. We are currently pursuing new work with multiple operators in Argentina, including our primary customer, however, there can be no assurance that we obtain additional work in Argentina on favorable terms or at all. If we do not obtain any new work either from our current customer or new customers, we do not expect to generate any material revenue from our Argentina operations in the fourth quarter of 2018 and may not generate any material revenue in future periods.

We are considering whether to sell, reduce the scale of, or shut down our operations in Argentina, and we have retained an investment bank to assist us in evaluating our strategic alternatives for our Argentina business. A sale, reduction in scale or shut down of our operations in Argentina could result in the incurrence of material losses and expenses.

Impairment. In accordance with ASC Topic 360, the Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets with their associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying value exceeds the fair value. If estimated future cash flows are not achieved with respect to long-lived assets, additional write-downs may be required.

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

During the third quarter of 2018, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with our decision to pursue the sale of a substantial majority of our U.S. equipment and suspension of its U.S. well stimulation operations. The Company reviewed the long-lived assets for impairment and recorded a $19.7 million impairment expense. The full amount is related to our U.S. segment. The impairment was measured using the market approach utilizing current bid values being obtained for the assets.

Results of Operations

For the Three Months Ended September 30, 2018 and 2017

U.S. revenue for the three months ended September 30, 2018 increased $5.1 million to $12.5 million, compared to $7.4 million for the three months ended September 30, 2017. This increase was attributable to higher well stimulation stages completed in the third quarter of 2018 compared with the third quarter of 2017. In addition, the stage rate was higher in the third quarter of 2018 compared with the third quarter of 2017.

Argentina revenue for the three months ended September 30, 2018 decreased $3.4 million to $2.4 million, compared to $5.8 million for the three months ended September 30, 2017. This decrease was attributable to fewer well stimulation stages completed and fewer coiled tubing jobs completed in the third quarter of 2018 compared with the third quarter of 2017. In addition, revenues were lower in the third quarter of 2018 due to lower revenue from non-core third-party services that were sourced directly by our customer from those service providers beginning in February 2018 and thus no longer billable to our customer by us. These non-core services resulted in the majority of our Argentina losses during 2017.

U.S. cost of services was $14.8 million for the third quarter of 2018, compared to $7.8 million for the third quarter of 2017, an increase of $7.0 million. This increase was primarily due to our third quarter of 2018 costs being higher as a result of the higher number of well stimulation stages being completed compared with the third quarter of 2017. Our negative gross margin for the quarter ended September 30, 2018 was attributable to overall higher costs during the third quarter of 2018 related to repairs and maintenance, fuel, transportation and salaries.

Argentina cost of services was $2.4 million for the third quarter of 2018, compared to $7.1 million for the third quarter of 2017, a decrease of $4.7 million. This decrease was attributable to lower activity levels in both well stimulation and coiled tubing, as well as reductions in costs incurred attributable to non-core third party services that our customer sourced directly from those providers beginning in February 2018.

Depreciation expense increased $4.2 million to $6.1 million for the third quarter of 2018, compared to $1.9 million for the third quarter of 2017. The increase was due to the Company’s addition of assets during the third quarter of 2017 and continuing through the third quarter of 2018.

Selling, general, and administrative expenses increased $1.3 million to $4.1 million for the third quarter of 2018, compared to $2.8 million for the third quarter of 2017. The increase is attributable to increases in non-cash stock compensation, salaries, director compensation, severance related costs, and certain legal and other professional expenses. These increases were offset by a gain recognized in the sale of fixed assets during the third quarter of 2018.

Net total other expense increased $2.9 million from net total other expense of $0.2 million for the third quarter of 2017 to net total other expense of $3.1 million for the third quarter of 2018. This increase in expense was primarily a result of a contingency loss recorded reflecting estimated future settlement amounts with respect to our contractual commitments under certain long-term supply and transportation agreements, foreign currency exchange losses from our Argentina business, and increases in interest expense associated with both our outstanding demand note payable and vendor debt related to equipment purchases made during 2017 and 2018.

For the Nine Months Ended September 30, 2018 and 2017

U.S. revenue for the nine months ended September 30, 2018 increased $29.7 million to $40.2 million, compared to $10.5 million for the nine months ended September 30, 2017. The first nine months of 2018 was a full period of operations compared with the same period of 2017, which included a partial period of activity. We began operations under our first contract in the U.S. in the latter half of the second quarter 2017. Also, during 2018, we completed a higher number of well stimulation stages at a higher per stage rate.

Argentina revenue for the nine months ended September 30, 2018 decreased $3.0 million to $10.7 million, compared to $13.7 million for the nine months ended September 30, 2017. Revenues decreased due to lower revenue from non-core third-party services that were sourced directly by our customer from those service providers beginning in February 2018 and thus no longer billable to our customer by us. These non-core services resulted in the majority of our Argentina losses during 2017. This decrease was offset slightly by having completed a higher number of well stimulation stages during the period ended September 30, 2018 compared with the period ended September 30, 2017.

U.S. cost of services was $48.3 million for the nine months ended September 30, 2018, compared to $12.7 million for the nine months ended September 30, 2017, an increase of $35.6 million. This increase was due to our first nine months of 2018 being a full operational period whereas for the same period of 2017, we had only a partial period for our operational activity as we did not begin our U.S. operations until the latter half of the second quarter of 2017. Our negative gross margin for the period ended September 30, 2018 was attributable to one of our fleets being inactive during a portion of the period, includes $0.4 million of non-recurring costs associated with employees terminated following the combination of our two U.S. fleets, and overall higher costs in repairs and maintenance, fuel, transportation and salaries.

Argentina cost of services was $10.9 million for the nine months ended September 30, 2018, compared to $17.2 million for the nine months ended September 30, 2017, a decrease of $6.3 million. This decrease was attributable to non-core third party services which our customer sourced directly from those providers beginning in February 2018, offset by increases in costs associated with increases in well stimulation stages completed period over period.

Depreciation expense increased $12.1 million to $16.8 million for the nine months ended September 30, 2018, compared to $4.7 million for the nine months ended September 30, 2017. The increase was due to the Company’s operational start-up in the U.S. in May 2017, and the Company’s continued addition of assets continuing through the third quarter of 2018.

Selling, general, and administrative expenses increased $4.0 million to $10.8 million for the nine months ended September 30, 2018, compared to $6.8 million for the nine months ended September 30, 2017. This increase was a result of the startup of the U.S. operations in May 2017. There were also increases in non-cash stock compensation, salaries, director compensation, severance related costs and certain legal and other professional expenses.

Net total other expense increased $4.3 million to $5.5 million for the nine months ended September 30, 2018 compared to a net total other expense of $1.2 million for the nine months ended September 30, 2017. The increase in expense was primarily a result of the Company recognizing a contingency loss reflecting estimated future settlement amounts with respect to our contractual commitments under certain long term supply and transportation agreements, an increase in our foreign currency exchange loss from our Argentina business as well as increases in interest expense associated with both demand note payable and vendor debt related to equipment purchases made during 2017 and 2018.

Liquidity and Capital Resources

Our primary sources of liquidity to date have been proceeds from various equity and debt offerings and asset sales.

Going Concern. Under Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern, we are required to evaluate whether there is a substantial doubt about our ability to continue as a going concern each reporting period, including interim periods. In evaluating our ability to continue as a going concern, management has considered conditions and events that could raise substantial doubt about our ability to continue as a going concern for 12 months following the date our financial statements are issued (November 14, 2018), including our current financial condition and liquidity sources, including current cash balances, forecasted cash flows, our obligations due before November 14, 2019, including our obligations described in Note 6 (Commitments and Contingencies) to the condensed consolidated financial statements included in Part I – Item 1 of this Form 10-Q, and the other conditions and events described below.

We have incurred substantial net losses and losses from operations since inception. As of September 30, 2018, we had cash and cash equivalents of approximately $3.9 million and a working capital deficit of approximately $28.3 million. We do not have access to a working capital facility and may not have access to other sources of external capital on reasonable terms or at all. In September 2018, we elected to suspend our U.S. well stimulation operations and significantly reduce our U.S. workforce in alignment with potential near-term opportunities. As a result, as of November 14, 2018, we were only conducting pump down operations in the U.S. and we do not currently expect to generate any material revenue from our U.S. operations in the fourth quarter of 2018. In addition, we do not expect that our U.S. operations will generate any material revenue in future periods unless we are able to obtain access to additional third party capital to fund our future operations on reasonable terms or are otherwise able to consummate a strategic transaction. In Argentina, we have been operating under a transition agreement with our primary customer since May 2018. Following the third quarter of 2018, we have not provided any services to our primary customer in Argentina under the transition agreement or otherwise, and we did not generate any revenue from our Argentina operations in October 2018. We are currently pursuing new work with multiple operators in Argentina, including our primary customer, however, there can be no assurance that we obtain additional work in Argentina on favorable terms or at all. If we do not obtain new work either from our current customer or new customers, we do not expect to generate any material revenue from our Argentina operations in the fourth quarter of 2018 and may not generate any material revenue in future periods. As of September 30, 2018, the outstanding aggregate principal amount of our outstanding Negotiable Demand Promissory Note was approximately $8.5 million. If our obligations under the Negotiable Demand Promissory Note are accelerated pursuant to its terms, there can be no assurance that we will have sufficient funds to repay such obligations or our other obligations.

Management’s plans to alleviate substantial doubt include: (i) pursuing the sale of a substantial majority of the equipment, inventory and other operating assets relating to our U.S. operations; (ii) using the proceeds from asset sales to reduce our outstanding liabilities and improve our liquidity; (iii) pursuing strategic alternatives, including alternatives for our operations in Argentina which could include selling, reducing the scale of, or shutting down our operations in Argentina; (iv) significantly reducing our U.S. workforce in alignment with potential near-term opportunities, which actions have been substantially implemented; (v) pursuing new work for our operations in Argentina; and (vi) taking other steps to reduce costs and liabilities. However, there can be no assurance as to the ultimate consummation, timing or amount of proceeds generated from any such asset sales or other actions. Based on the uncertainty of achieving these items and the significance of the factors described above, there is substantial doubt as to our ability to continue as a going concern for a period of 12 months following November 14, 2018.

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

On March 29, 2018, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Fir Tree, pursuant to which Fir Tree agreed to purchase 10,000 shares of our newly-designated Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred”), at a price of $1,000 per share. The transaction closed on April 2, 2018 providing for our sale and issuance of 10,000 shares of Series A Preferred, providing $10.0 million of gross proceeds and $9.7 million of net proceeds after expenses to us. Holders of Series A Preferred are entitled to cumulative dividends payable semi-annually in arrears at a rate of (i) 10% per year if we elect to pay the dividend in cash, or (ii) 12% per year if we elect to pay the dividend through the issuance of additional shares of Series A Preferred. On October 1, 2018, we paid the initial dividend on the outstanding shares of Series A Preferred through the issuance of an aggregate of 600 additional shares of Series A Preferred to the holders of outstanding shares of Series A Preferred.

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

Negotiable Demand Promissory Note. On June 8, 2018, we executed a negotiable demand promissory note (the “Demand Note”) in the principal amount of up to $15.0 million in favor of Eco-Lender, LLC (the “Lender”), a Delaware limited liability company and an affiliate of Fir Tree. Pursuant to the Demand Note, on June 8, 2018, the Lender advanced approximately $5.5 million of gross proceeds and $5.1 million of net proceeds after expenses and on August 16, 2018 the Lender advanced an additional $3.0 million of gross proceeds and $2.97 million of net proceeds to us under the Demand Note. We do not have any right to re-borrow any amounts that have been advanced and repaid under the Demand Note. In addition, the Lender is not obligated to make any additional advances under the Note.

Interest on the unpaid principal balance of the Demand Note accrues at an annual rate of 10%, subject to a default interest rate of 14.00% or 24.00% depending on the payment date following the occurrence of a default. All payments of principal, interest and other amounts under the Demand Note are payable immediately upon written demand by the Lender to us; provided, however, the Lender cannot make any demand for payment under the Demand Note until the earlier of (A) 45 days after the date of the Demand Note, (B) the occurrence of a material adverse change as defined in the Demand Note and determined by the Lender in its sole and absolute discretion, (C) the occurrence of any default or event of default under any material agreement of ours or any of our subsidiaries, and (D) the date upon which we or any of our subsidiaries ceases operating for any reason.

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

All of our obligations under the Note are guaranteed by our wholly owned subsidiary, EcoStim, Inc. (“EcoStim”), and secured by a security interest (subject to permitted liens) in substantially all of our personal property, including 100% of the outstanding equity of the our U.S. subsidiaries (including EcoStim) and 65% of the outstanding equity of our non-U.S. subsidiaries; provided, however, that the Lender had a subordinate lien on those of our assets that were subject to the lien of Porter Capital pursuant to the Receivables Agreement prior to the termination of such agreement as discussed elsewhere in this Form 10-Q.

Working Capital. As of September 30, 2018, our cash and cash equivalents were approximately $3.9 million, as compared to $1.9 million as of June 30, 2018 and $8.8 million as of December 31, 2017. Our working capital, which we define as the difference between our current assets and our current liabilities, is an indication of our liquidity and our potential requirements for short-term financing. Changes in our working capital are driven generally by changes in our accounts receivable, changes in our accounts payable, credit extended to and the timing of collections from our customers, and the level and timing of our capital expenditures. As of September 30, 2018, we had a working capital deficit of approximately $28.3 million, as compared to a working capital deficit of $20.8 million as of June 30, 2018 and a working capital deficit of $2.0 million as of December 31, 2017. This increase in working capital deficit occurred primarily as a result of decreases in cash used to pay debt, increases in liabilities and a reduction in accounts receivable as we completed work in the third quarter of 2018 with our two largest customers.

Historically, we have managed our working capital requirements primarily with our existing cash balances, funds provided under the Receivables Agreement described below and external financings. We are actively pursuing the sale of a substantial majority of the equipment, inventory and other operating assets relating to our U.S. operations. We currently intend to use the proceeds from any such sales to reduce our outstanding liabilities and improve our liquidity, however, there can be no assurance as to the ultimate consummation, timing or amount of proceeds generated from any such asset sales. If we are unable to obtain a sufficient amount of proceeds from asset sales or funds from other sources, we may not be able to satisfy our working capital requirements, indebtedness and other obligations.

Receivables Agreement. On February 8, 2018, we entered into a Recourse Receivables Purchase & Security Agreement (the “Receivables Agreement”) with Porter Capital Corporation (“Porter Capital”). Under the terms of the Receivables Agreement, we have been able, from time to time to sell accounts receivable (“Accounts”) to Porter Capital in exchange for funds in an amount equal to 80% (or less as percentage is subject to credit limits established by Porter Capital) of the face amount of the applicable Account at the time of sale of the Account, with the remaining 20% of the face amount of the applicable Account to be held back as a required reserve amount to be paid to us following Porter Capital’s receipt of payment on the Account by the account debtor, less applicable fees and interest charges. The total face amount of outstanding Accounts purchased by Porter Capital under the Receivables Agreement could not exceed $12.5 million.

Under the terms of the Receivables Agreement, we have been obligated to pay interest on the face amount of the outstanding and unpaid Accounts purchased by Porter Capital, less the amount of the reserve account, at an interest rate equal to the Prime Rate (as defined in the Receivables Agreement) plus 8.25%. We have also been obligated under the Receivables Agreement to pay certain fees, including a fee (the “Minimum Term Fee”) payable upon termination of the agreement in an amount equal to: (i) the monthly interest rate multiplied by $5 million, multiplied by the number of months in the agreement term, less the amount of actual interest paid during the term of the agreement; or (ii) following the occurrence of an Event of Default (as defined below) that has not been cured within the time periods contemplated under the agreement, $1.8 million, less the amount of actual interest paid during the term of the agreement. The Minimum Term Fee was also subject to reduction under certain circumstances if Porter Capital did not purchase certain eligible Accounts that were presented for purchase by us.

All of our obligations under the Receivables Agreement have been secured by liens on certain of our assets, including the accounts receivable, chattel paper, inventory relating to our U.S. operations and certain equipment used for our U.S. operations (excluding equipment subject to vendor financing) (collectively the “Collateral”). The Receivables Agreement had an initial one-year term, with us being permitted to terminate the Receivables Agreement prior to the expiration of the initial term upon written notice to Porter Capital and payment of our outstanding obligations under the Receivables Agreement, including the Minimum Term Fee. On October 19, 2018, we delivered a notice to Porter Capital of our election to terminate the Receivables Agreement following the payment of our remaining obligations thereunder, including a Minimum Term Fee of approximately $0.2 million. As a result, we will no longer be able to obtain funds under the Receivables Agreement and the Collateral has been released from the liens that had secured our obligations under the Receivables Agreement.

For sales of our receivable under this Receivables Agreement, the Company applies the guidance in ASC 860, “Transfers and Servicing – Sales of Financial Assets”, which requires the derecognition of the carrying value of those accounts receivable in the Consolidated Balance Sheets. For the nine months ended September 30, 2018, $42.0 million of accounts receivable transferred pursuant to the Receivables Agreement qualified as sales of receivables and the carrying amounts were derecognized. There was no loss associated with the sales of these receivables. At September 30, 2018, we were owed $0.5 million representing the held back required reserve amount to be paid to us following Porter Capital’s receipt of payment on the Account by the account debtor. This balance is included in accounts receivable on the Condensed Consolidated Balance Sheets. In connection with the termination of the Receivables Agreement in October 2018, we were refunded approximately $0.2 million from Porter Capital after payment of the Minimum Term Fee.

Argentina Operations. As discussed under “– Business Segments – Argentina Segment,” we have incurred losses under out two-year contract with our primary customer in Argentina. We have been operating under a transition agreement with our primary customer in Argentina since May 2018 and we continued to provide services under that agreement during the third quarter of 2018. Subsequent to the third quarter of 2018, we have not provided any services to our primary customer in Argentina under the transition agreement or otherwise, and we did not generate any revenue from our Argentina operations in October 2018. We are currently pursuing new work with multiple operators in Argentina, including our primary customer, however, there can be no assurance that we obtain additional work in Argentina on favorable terms or at all. If we do not obtain any new work either from our current customer or new customers, we do not expect to generate any material revenue from our Argentina operations in the fourth quarter of 2018 and may not generate any material revenue in future periods. In addition, we are considering whether to sell, reduce the scale of, or shut down our operations in Argentina, and we have retained an investment bank to assist us in evaluating our strategic alternatives for our Argentina business. A sale, reduction in scale or shut down of our operations in Argentina could result in the incurrence of material losses and expenses. We may also incur additional losses associated with our Argentina operations, which could be substantial. As of September 30, 2018, the working capital associated with our Argentina operations was approximately $2.4 million, as compared to working capital of $2.4 million as of June 30, 2018 and $3.3 million as of December 31, 2017. As a result, our Argentina operations may require access to additional capital, which may not be available on reasonable terms or at all. If we are unable to obtain a sufficient amount of funds, we may not be able to satisfy the working capital requirements, indebtedness or other obligations of our operations in Argentina.

Capital Requirements

The energy services business is capital intensive, requiring significant investment to expand, upgrade and maintain equipment. Historically, our primary uses of capital have been the acquisition of equipment, working capital to finance our operations and general administrative expenses.

For the remainder of 2018, we expect our capital requirements to consist primarily of maintenance capital expenditures, which are capital expenditures made to extend or maintain the useful life of our assets.

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

During the third quarter of 2018, we decided to suspend our U.S. well stimulation operations and pursue the sale of a substantial majority of our U.S. equipment. In connection with this transition and our resulting review of our long-lived assets for impairment, we recorded a $19.7 million impairment expense.

We intend to incur minimal capital expenditures during the remainder of 2018, and only those required to maintain our current assets being utilized in operations or as required for sale of an asset.

Impact of Inflation on Operations

Inflation can have a significant impact on operations. Historically, we have purchased our equipment and materials from suppliers who provide competitive prices and employ skilled workers from competitive labor markets. If inflation in the general economy increases, our costs for equipment, materials and labor could increase as well. Also, increases in activity in oilfields can cause upward wage pressures in the labor markets from which we hire employees as well as increases in the costs of certain materials and key equipment components used to provide services to our customers. Inflation in Argentina has had a significant impact on our business, driving the weakening of the Argentine Peso against the U.S. dollar by over 90% during 2018. As a result, the Company has recognized significant foreign currency translation losses for the year to date 2018.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no material off-balance sheet arrangements except for the operating leases and purchase commitments under supply and transportation agreements as disclosed under “Item 1. Consolidated Financial Statements ‒ Note 6 ‒ Commitments and Contingencies.” The term “off-balance sheet arrangements” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have (i) any obligation arising under a guarantee contract, derivative instrument or variable interest or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Sources and Uses of Cash

Net cash used in operating activities increased $1.8 million to $15.2 million for the nine months ended September 30, 2018 compared to $13.4 million for the nine months ended September 30, 2017. The increase was due to losses incurred in our business and increases in accounts receivable due to increased operating activity for the nine months ended September 30, 2018 compared to the same period ended September 30, 2017, offset by a decrease in accounts payable.

Net cash used in investing activities decreased $21.5 million to $3.2 million for the nine months ended September 30, 2018 compared to $24.7 million for the nine months ended September 30, 2017. This decrease was due primarily to a decrease of purchases of machinery and equipment during the first nine months of 2018 when compared to the first nine months of 2017. Greater purchases of machinery and equipment were made during the nine months ended 2017 related to start-up of our operations in the U.S. The decrease was offset by proceeds received in September 2018 from the sale of equipment of $2.9 million.

Net cash provided by financing activities decreased by $44.6 million to $13.5 million for the nine months ended September 30, 2018, compared to $58.1 million for the nine months ended September 30, 2017. The decrease was primarily attributable to greater proceeds received from issuance of additional issuance of shares in two private placements occurring during the third quarter of 2017 and notes payable issued to Fir Tree issued during March 2017. This increase was offset by proceeds received from the issuance of Series A Preferred in April 2018, payments made on notes payable and the Receivables Agreement during 2018.

We had a net decrease in cash and cash equivalents of $4.9 million for the nine months ended September 30, 2018 primarily related to operating losses associated with our first U.S. spread being idle for a significant portion of the first six months of 2018, compared to a net increase in cash and cash equivalents of $20.0 million during the nine months ended September 30, 2017 primarily resulting from proceeds provided from the Fir Tree Transaction during the first quarter of 2017. Please see “‒Liquidity and Capital Resources” for more information on the Fir Tree Transaction.

We did not generate positive cash flow from operations for the nine months ended September 30, 2018. Further, our liquidity provided by our existing cash and cash equivalents will not be sufficient to fund our full capital expenditure plan, nor payments that might become due under our indebtedness. These commitments will require us to find alternative sources of liquidity from improvements in operating results, the sale of non-core assets or additional equity or debt financing, which may not be available to us on favorable terms or at all.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act consisting of controls and other procedures designed to give reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding such required disclosure. Based on their evaluation as of the end of the quarterly period covered by this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Exchange Act, were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of certain legal proceedings, please read Note 6 (Commitments and Contingencies – Legal Proceedings) to the condensed consolidated financial statements included in Part I – Item 1 of this Form 10-Q, which is incorporated herein by reference.

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

In September 2018, we elected to suspend our U.S. well stimulation operations and significantly reduce our U.S. workforce in alignment with potential near-term opportunities, including pump down and miscellaneous pumping services. As a result, we are currently only conducting pump down operations in the U.S. and we do not currently expect to generate any material revenue from our U.S. operations in the fourth quarter of 2018.

In September 2018, we completed work under our pressure pumping contract with our primary U.S. customer. Given the current weakness of the U.S. well stimulation market, in September 2018 we elected to suspend our U.S. well stimulation operations and significantly reduce our U.S. workforce in alignment with potential near-term opportunities, including pump down and miscellaneous pumping services. We are currently conducting one pump down operation for a customer in the Permian basin. We are also actively pursuing the sale of a substantial majority of the equipment, inventory and other operating assets relating to our U.S. operations and do not currently expect to conduct any well stimulation operations in the U.S. in the fourth quarter of 2018. In addition, we do not expect that our U.S. operations will generate any material revenue in future periods unless we are able to obtain access to additional third party capital to fund our future operations on reasonable terms or are otherwise able to consummate a strategic transaction.

We have a significant working capital deficit and limited access to capital. We are actively pursuing the sale of a substantial majority of the equipment, inventory and other operating assets relating to our U.S. operations, and we currently intend to use the proceeds from any such sales to reduce our outstanding liabilities and improve our liquidity. However, there can be no assurance as to the ultimate consummation, timing or amount of proceeds generated from any such asset sales. If we are unable to obtain a sufficient amount of proceeds from asset sales or funds from other sources, we may not be able to satisfy our working capital requirements, indebtedness and other obligations.

We have incurred significant operating losses during the first nine months of 2018, and as of September 30, 2018, we had a working capital deficit of $28.3 million. Following the suspension of our U.S. well stimulation operations, we have been actively pursuing the sale of a substantial majority of the equipment, inventory and other operating assets relating to our U.S. operations. We currently intend to use the proceeds from any such sales to reduce our outstanding liabilities and improve our liquidity, however, there can be no assurance as to the ultimate consummation, timing or amount of proceeds generated from any such asset sales. In addition, we do not have access to a working capital facility and may not have access to other sources of external capital on reasonable terms or at all. If we are unable to obtain a sufficient amount of proceeds from asset sales or funds from other sources, we may not be able to satisfy our working capital requirements, indebtedness and other obligations.

Our obligations under the negotiable demand promissory note (the “Demand Note”) we executed in favor of Eco-Lender, LLC (the “Lender”), a Delaware limited liability company and an affiliate of Fir Tree (the “Lender”), are guaranteed by our wholly owned subsidiary, EcoStim, Inc., and are secured by a security interest (subject to permitted liens) in substantially all of our personal property and the personal property of EcoStim, Inc., including 100% of the outstanding equity of our U.S. subsidiaries (including EcoStim, Inc.) and 65% of the outstanding equity of our non-U.S. subsidiaries. As of September 30, 2018, the aggregate principal amount outstanding under the Demand Note was approximately $8.5 million. If our obligations under the Demand Note are accelerated pursuant to its terms, we cannot assure you that we will have sufficient funds to repay such obligations or our other obligations arising under our indebtedness or otherwise.

In Argentina, we have been operating under a transition agreement with our primary customer since May 2018. Following the third quarter of 2018, we have not provided any services to our customer in Argentina under the transition agreement or otherwise, and we did not generate any revenue from our Argentina operations in October 2018. In addition, we are considering whether to sell, reduce the scale of, or shut down our operations in Argentina, any of which could result in the incurrence of material losses and expenses.

In Argentina, we have been operating under a transition agreement with our primary customer since May 2018 and continued to provide services under that agreement during the third quarter of 2018. Subsequent to the third quarter of 2018, we have not provided any services to our primary customer in Argentina under the transition agreement or otherwise, and we did not generate any revenue from our Argentina operations in October 2018. We are currently pursuing new work with multiple operators in Argentina, including our primary customer, however, there can be no assurance that we obtain additional work in Argentina on favorable terms or at all. If we do not obtain any new work either from our current customer or new customers, we do not expect to generate any material revenue from our Argentina operations in the fourth quarter of 2018 and may not generate any material revenue in future periods. In addition, we are considering whether to sell, reduce the scale of, or shut down our operations in Argentina, and we have retained an investment bank to assist us in evaluating our strategic alternatives for our Argentina business. A sale, reduction in scale or shut down of our operations in Argentina could result in the incurrence of material losses and expenses. As a result, our Argentina operations may require access to additional capital, which may not be available on reasonable terms or at all. If we are unable to obtain a sufficient amount of funds, we may not be able to satisfy the working capital requirements, indebtedness or other obligations of our operations in Argentina.

We are currently not in compliance with Nasdaq’s Listing Rule 5550(a)(2). Accordingly, we are at risk of Nasdaq delisting our common stock, which could have a material adverse effect on our business, financial condition, prospects, and liquidity and trading price of our common stock.

On June 21, 2018, we received a notice from The Nasdaq Stock Market (“Nasdaq”) that we are not in compliance with Nasdaq’s Listing Rule 5550(a)(2), since the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. Under applicable Nasdaq rules, we have until December 18, 2018, to achieve compliance with the minimum bid price requirement. To regain compliance, the minimum bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-day grace period. Our failure to regain compliance during this period could result in delisting.

At our 2018 annual meeting, our stockholders approved a proposal for the approval of a one-for-four reverse stock split of all of our outstanding shares of our common stock (the “reverse stock split”), to be effected at the discretion of our board of directors. The reverse stock split could be effected in order to attempt to regain compliance with Nasdaq’s Listing Rule 5550(a)(2); however, there can be no assurance that the minimum bid price for our common stock following the reverse stock split would be maintained at sufficient levels to regain compliance with Nasdaq requirements. If we fail to regain compliance, Nasdaq can initiate suspension and delisting procedures.

If our common stock ultimately were to be delisted for any reason, it could negatively impact us by: (i) reducing the liquidity and trading price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock; and (iii) limiting our ability to use a registration statement to offer and sell freely tradeable securities, thereby preventing us from accessing the public capital markets.

We could become subject to penny stock regulations and restrictions, which could make it difficult for our stockholders to sell their shares of stock in our company.

SEC regulations generally define “penny stocks” as equity securities that have a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of September 28, 2018 (the last trading day of the third quarter), the closing bid and asked prices for our common stock were $0.28 per share. Although we currently meet the net tangible assets and/or the minimum revenue exemptions from the “penny stock” definition, no assurance can be given that such exemption will be maintained. If we lose the exemption, our common stock may become subject to Rule 15g-9 under the Exchange Act, which regulations are commonly referred to as the “Penny Stock Rules.” The Penny Stock Rules impose additional sales practice requirements on broker-dealers prior to selling penny stocks, which may make it burdensome to conduct transactions in our shares. If our shares become subject to the Penny Stock Rules, it may be difficult to sell shares of our stock, and because it may be difficult to find quotations for shares of our stock, it may be impossible to accurately price an investment in our shares. There can be no assurance that our common stock will continue to qualify for an exemption from the Penny Stock Rules. In any event, even if our common stock continues to remain exempt from the Penny Stock Rules, we remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of a penny stock if the SEC determines that such a restriction would be in the public interest.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously reported on our Current Reports on Form 8-K, we did not have any sales of unregistered equity securities during the quarter ended September 30, 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 26, 2013).

3.2	Certificate of Designation of Preferences, Rights and Limitations (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 2, 2018).

3.3	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 9, 2017).

3.3(a)	First Amendment to the Second Amended and Restated Bylaws of the Company adopted as of July 6, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 7, 2017).

3.3(b)	Second Amendment to the Second Amended and Restated Bylaws of the Company adopted as of August 2, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 3, 2017).

3.3(c)	Third Amendment to Second Amended and Restated Bylaws of the Company adopted as of August 25, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 25, 2017).

4.1	Amended and Restated Stockholder Rights Agreement, dated as of March 3, 2017, by and among Eco-Stim Energy Solutions, Inc. and the parties named therein (incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q, filed March 9, 2017).

4.1(a)	First Amendment to Amended and Restated Stockholder Rights Agreement, dated as of July 6, 2017, by and among the Company and the parties named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 7, 2017).

4.1(b)	Second Amendment to Amended and Restated Stockholder Rights Agreement, dated as of August 25, 2017, by and among the Company and the parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2017).

4.2	Amended & Restated Registration Rights Agreement, dated as of July 6, 2017, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 7, 2017).

4.2(a)	First Amendment to Amended and Restated Registration Rights Agreement entered into as of August 2, 2017, by and among the Company and the parties named therein, to be effective upon the Closing Date (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 3, 2017).

4.3	Registration Rights Agreement entered into as of August 2, 2017, by and among the Company and the Investors named therein, to be effective upon the Closing Date (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 3, 2017).

† 10.1*	Form of Performance Share Unit Grant Notice under the Eco-Stim Energy Solutions, Inc. 2015 Stock Incentive Plan

† 10.2*	Form of Phantom Stock Award Grant Notice (Change of Control Based Vesting) under the Eco-Stim Energy Solutions, Inc. 2015 Stock Incentive Plan

† 10.3*	Form of Phantom Stock Award Grant Notice (Argentina Sale Based Vesting) under the Eco-Stim Energy Solutions, Inc. 2015 Stock Incentive Plan

† 10.4*	Separation and Release Agreement, dated as of September 28, 2018, by and between the Company and J. Christopher Boswell

31.1*	Rule 13(a)-14(a) Certification of the Chief Executive Officer/Chief Financial Officer.

32.1**	Section 1350 Certification of the Chief Executive Officer/Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2018	ECO-STIM ENERGY SOLUTIONS, INC.

	By:	/s/ Alexander Nickolatos
Alexander Nickolatos
Interim President and Chief Executive Officer, Chief Financial Officer and Assistant Secretary

