Form 10-K
period 2018-12-31
Eco-Stim Energy Solutions, Inc.
filed 2019-05-10
CIK 1135657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-36909

ECO-STIM ENERGY SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8203420
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

1773 Westborough Drive, Katy TX	77449
(Address of principal executive offices)	(Zip Code)

281-531-7200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 30, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of that date, was $15,299,268.

The registrant had 18,869,514 shares of common stock outstanding at May 7, 2019.

Documents incorporated by reference: None

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that we expect, project, believe or anticipate will or many occur in the future are forward-looking statements. When used in this Form 10-K, the words “could’, “would”, “should”, “believe”, “anticipate”, “plan”, “intend”, “estimate”, “expect”, “project”, and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Our forward-looking statements are based on our current expectations and assumptions and currently available information. Such statements should not be unduly relied upon. Forward-looking statements may include statements that relate to, among other things:

●	our future financial performance;
●	our prospects and the plans and objectives of our management;
●	our financial strategy;
●	our anticipated property and equipment sales;
●	the effective liquidation of the Company’s assets;
●	the orderly wind down of the Company;
●	the settlement of creditor and other claims against the Company;
●	the distribution of any cash or other assets to stockholders; and
●	our plans, forecasts, objectives, expectations and intentions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from the anticipated future results or financial condition expressed or implied by the forward-looking statements. There are important factors that could cause actual results to vary materially from those described in this Form 10-K as anticipated, estimated or expected, including:

●	our vulnerability to adverse economic conditions due to our incurrence of indebtedness;
●	our ability to identify buyers for, and complete the sale of our assets;
●	the control of Fir Tree Partners (together with its affiliated funds, “Fir Tree”) over stockholder voting;
●	loss of key executives;
●	the ability to employ and retain skilled and qualified workers;
●	work stoppages and other labor matters;
●	inadequacy of insurance coverage for certain losses or liabilities;
●	delays in obtaining required permits or other governmental authorizations;
●	ability to import equipment or spare parts into Argentina on a timely basis;
●	ability to consummate the sale of certain of our assets in Argentina;
●	foreign currency exchange rate fluctuations;
●	volatility of economic conditions in Argentina; and
●	costs and liabilities associated with labor, employment, environmental, health and safety laws, including any changes in the interpretation or enforcement thereof.

For additional information regarding known material factors that could affect our financial results and performance, please read (1) “Part I – Item 1A – Risk Factors” in this Annual Report on Form 10-K and (2) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II – Item 7 of this Annual Report on Form 10-K.

Events may occur in the future that we are unable to accurately predict, or over which we have no control. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

i

PART I.

Except when the context otherwise requires or where otherwise indicated, throughout this Annual Report on Form 10-K, we use the terms “Eco-Stim,” “EcoStim,” “Company,” “we,” “us” and “our” to refer to Eco-Stim Energy Solutions, Inc.

ITEM 1.	BUSINESS

Eco-Stim Energy Solutions, Inc. is a technology-driven independent oilfield services company that has historically offered well stimulation, coiled tubing and field management services to the upstream oil and gas industry. Our service offerings extended to exploration and production (“E&P) companies in the United States and Argentina.

In September 2018, we completed work under our pressure pumping contract with our primary U.S. customer. Based on the weakness of the U.S. well stimulation market, in September 2018 we elected to suspend our U.S. well stimulation operations and significantly reduce our U.S. workforce in alignment with potential near-term opportunities, including pump down and miscellaneous pumping services. As previously disclosed in our Form 10-Q as of September 30, 2018 filed on November 14, 2018, we have been actively pursuing the sale of all material equipment, inventory and other operating assets relating to our U.S. operations.

During the fourth quarter of 2018, the Company completed the disposition of certain of its U.S. equipment and other operating assets to unrelated third parties in several separate transactions in exchange for aggregate cash proceeds, before commissions and selling expenses, of approximately $5.7 million. On January 24, 2019, the Company completed the disposition of certain of its U.S. equipment to an unrelated party in exchange for approximately $2.8 million of aggregate cash proceeds, before commissions and selling expenses. On February 21, 2019, the Company completed the disposition of certain of its U.S. equipment to an unrelated party in exchange for approximately $6.2 million of aggregate cash proceeds, before commissions and selling expenses. On March 14, 2019, the Company completed the disposition of certain of its U.S. equipment to an unrelated party in exchange for approximately $2.1 million of aggregate cash proceeds, before commissions and selling expenses. Net of commissions, the Company received approximately $16.8 million. In the U.S., we have sold all the material equipment, inventory and other operating assets relating to our U.S. operations and terminated all field level employees.

In Argentina, we operated under a transition agreement with our primary customer beginning May 2018 and continued to provide services under that agreement during the third quarter of 2018. Subsequent to the third quarter of 2018, we have not provided any services to our primary customer in Argentina under the transition agreement or otherwise, and have not generated any material revenue from our Argentina operations since the third quarter of 2018. As previously disclosed in our Form 10-Q as of September 30, 2018 filed on November 14, 2018, we have been pursuing strategic alternatives, including alternatives for the Company’s operations in Argentina that could include selling, reducing the scale of, or shutting down the Company’s operations in Argentina.

In line with the Company’s decision to either sell the Argentine company or sell the assets of the Argentine company, on March 18, 2019, the Company signed an agreement with an unrelated third party to purchase significantly all of our equipment and machinery assets in Argentina. The transactions contemplated by this agreement are expected to close in phases during the second quarter of 2019, with no continuing obligation or involvement by the Company in the operation of these assets. Following the consummation of the transactions contemplated by this agreement, the Company expects to shut down its operations in Argentina.

As of December 31, 2018, the Company has classified our Argentina subsidiary as discontinued operations for all periods presented in this filing. The Company made the decision, having received a letter of intent during the fourth quarter of 2018 from a third party, to sell the subsidiary. Refer to Note 17 – Assets Held for Sale-Discontinued Operations of our consolidated financial statements for additional details. As of December 31, 2018, the Company classified certain U.S. spare parts, equipment and machinery as held for sale based on the decision by the Company to seek buyers for and sell these assets. Refer to Note 17 – Assets Held for Sale-Discontinued Operations of our consolidated financial statements for additional details on the impact of this classification.

On December 28, 2018, the Company received a determination letter from Nasdaq that the Company would be delisted pursuant to the Nasdaq Listing Rules. The Company determined not to appeal the determination and the quotation of the Company’s common stock moved to the “Pink Open Market” operated by the OTC Markets Group Inc. The common stock was subsequently delisted from Nasdaq due to the Company’s non-compliance with Nasdaq’s minimum bid price requirements. Specifically, the Nasdaq suspended trading in the Company’s common stock on Nasdaq, effective prior to the regular opening of the market on January 2, 2019. The Nasdaq subsequently filed a Notification of Removal from Listing and/or Registration on Form 25 with the Securities and Exchange Commission, or SEC, on February 26, 2019 to remove the common stock from listing on Nasdaq and withdraw the common stock from registration under Section 12(b) pursuant to Rule 12d2-2(b) of the Exchange Act. Pursuant to Rule 12d2-2(d)(1) of the Exchange Act, the application on Form 25 became effective with respect to the delisting of the common stock ten (10) days after the Form 25 was filed with the SEC.

As disclosed previously in Form 8-K filed February 14, 2019, the Company has implemented a reverse stock split. The reverse stock split reduced the number of shareholders of record and allows the Company to deregister the common stock and reduce ongoing expenses with respect to filings under the Exchange Act. Those shareholders who, immediately following the reverse stock split, held only a fraction of a share of the Company’s common stock were paid, in lieu thereof, an amount in cash equal to $0.08 (on a post-split basis) times such fraction of a share and are no longer shareholders of the Company. After the filing of this Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and the filing of a Form 15 to suspend the Company’s reporting obligations under Section 15(d) of the Exchange Act, the Company will no longer be subject to certain provisions of the Exchange Act. In particular, the Company’s obligations to publicly file periodic and current reports with the SEC under Section 15(d) of the Exchange Act will be suspended.

Our Services

The Company offered a variety of specialized oilfield services and equipment generally categorized by their typical use during the economic life of a well. A description of the various services we offered is provided below.

Pressure Pumping

Our customers utilized our pressure pumping services to enhance the production of oil and natural gas from formations with low permeability, which restricts the natural flow of hydrocarbons. The technique of well stimulation consists of pumping a fluid into a cased well at sufficient pressure to create new channels in the rock, which can increase the extraction rates and the ultimate recovery of the hydrocarbons. Our equipment that was contracted by E&P companies to provide pressure-pumping services is referred to as a “well stimulation fleet” or “spread.”

During a portion of 2018, we operated three well stimulation fleets, two in the United States based out of our operations facility in Fairview, Oklahoma, and one in Argentina based out of our operations facility in Neuquén, Argentina. In the United States, we provided pressure pumping services to customers in the Anadarko Basin in Oklahoma. From our operations base in Fairview, Oklahoma, we provided services to E&P companies in the mid-continent region, including in the Scoop, Stack, Cana-Woodford, Mississippian Lime and Springer plays.

During 2018, our well stimulation fleets generally included high pressure well-stimulation pumps and other supporting equipment, in both trailer-mounted and skid-mounted configurations. We had the capability of providing a variety of pressure-pumping services, including work-over pumping and well injection.

As of December 31, 2018, we owned 45 high-pressure pumps with an aggregate capacity of approximately 101,250 horsepower (“HHP”) and owned an additional 12 high-pressure pumps with an aggregate capacity of approximately 27,000 HHP that require refurbishment and upgrade prior to activation for service. As of April 1, 2019, significantly all of our material operating machinery and equipment has been sold.

Coiled Tubing

During 2018, we offered coiled tubing services to customers in Argentina. Our coiled tubing services were used to perform various functions associated with well-servicing operations and to facilitate completion of horizontal wells. Coiled tubing services involve the insertion of steel tubing into a well to convey materials and/or equipment to perform various applications as part of a new completion or the servicing of existing wells, including wellbore maintenance, nitrogen services, thru-tubing services, and formation stimulation using acid and other chemicals. Coiled tubing has become a preferred method of well completion, workover and maintenance projects due to speed, ability to handle heavy-duty jobs across a wide spectrum of pressure environments, safety and ability to perform services without having to shut-in a well. The capabilities of our coiled tubing units in Argentina were their ability to cover a wide range of applications for horizontal completion, work-over and well-maintenance projects.

Customers

In May 2017, our first U.S. spread commenced operations in Oklahoma for an independent E&P company. In October 2017, our second U.S. spread commenced operations in Oklahoma for another independent E&P company. In November 2017, we negotiated an early release of our first U.S. spread from our contract with our first U.S. customer. In March 2018, and after securing sand delivery and other needed equipment, we redeployed this fleet to serve an independent E&P company operating in the Sooner Trend Anadarko Basin Canadian and Kingfisher Counties (“STACK”) play. This spread did not provide services to customers in April 2018 but resumed operations with a new independent E&P company customer in early May 2018. We subsequently ceased to provide services to this customer. In late May 2018, we agreed to provide our primary U.S. customer with additional dedicated horsepower and equipment, including certain of our natural gas-powered pumping units, to create what we referred to as a “super fleet” in support of a collaborative plan to improve the efficiency of our U.S. operations.

In September 2018, we completed work under our pressure pumping contract with our primary U.S. customer. Given the weakness of the U.S. well stimulation market, in September 2018 we elected to suspend our U.S. well stimulation operations and significantly reduce our U.S. workforce.

During the fourth quarter of 2018, the Company provided pump down services for a major E&P company, but did not provide any other services in the U.S.

For the year ended December 31, 2018, one U.S. customer accounted for 99% of our total U.S. revenue.

In Argentina, our customers consisted primarily of international oil and gas E&P companies including national oil companies, local privately-held exploration and production companies and, on occasion, other service companies that have contractual obligations to provide well stimulation and completion services. For the year ended December 31, 2018, our largest customer in Argentina accounted for approximately 21% of our total revenue and 98% of the revenue generated from our operations in Argentina.

In 2018, we negotiated with our primary customer in Argentina to improve the terms of our agreement with this customer. In June 2018, we finalized the terms of a transition agreement with improved commercial terms. The transition agreement became effective in May 2018. Subsequent to the third quarter of 2018, we did not provide any services to our primary customer in Argentina under the transition agreement or otherwise, and we did not generate any material revenue from our Argentina operations in the fourth quarter of 2018.

Customer demand for our services depended primarily upon the capital and operating spending of oil and gas exploration and production companies and the level of drilling activity in the regions we serve. A significant portion of our revenue came from a relatively small number of customers.

Competition

During a portion of 2018, we provided services in the U.S. and Argentina, both highly competitive markets, with competitors comprised of both small and large companies. Our revenues and earnings can be affected by numerous factors, including changes in competition, fluctuations in drilling and completion activity, perceptions of future prices of oil and gas, government regulation, disruptions caused by weather and general economic conditions. We believe the principal competitive factors are price, performance, service quality, safety, response time and breadth of services. During 2018, our primary competitors in Argentina included Schlumberger, Halliburton, Weatherford, Baker Hughes, Calfrac Well Services and San Antonio International and other oilfield service companies. During a portion of 2018, in the United States, we competed against many of the same competitors as in Argentina but in addition, we also faced strong competition from many independent pressure pumping companies. We also competed with various other regional and local providers within each of our geographic markets for products and services.

Markets

United States

In May 2017, our first U.S. spread commenced operations in Oklahoma. In October 2017, our second U.S. spread commenced operations in Oklahoma. The market in this region has been concentrated around wells being drilled in the Scoop, Stack, Cana-Woodford, Mississippian Lime and Springer plays. Activity in this region accelerated in late 2016 and 2017, and on into the first quarter of 2018. According to Baker Hughes’ North America Rotary Rig Count data, in early March 2018 there were 124 rigs operating in Oklahoma as compared to 98 rigs operating in early March 2017. Rig count in Oklahoma was 108 at the end of March 2019, dropping from 140 rigs operating at the end of 2018.

Argentina

We operated an oilfield services business in Argentina since December 2014. Our first full year of operations was 2015. During 2018, we marketed three service offerings in Argentina: (1) pressure pumping, (2) coiled tubing and (3) field management. The majority of our revenue came from the pressure pumping market which can be broken into three sub-markets, (1) conventional wells, (2) tight gas wells and (3) unconventional wells. Generally, the conventional wells were serviced with 3-5 pumping units whereas the tight gas wells required 8-10 pumping units. The unconventional wells in Argentina required anywhere from 16 to 24 pumping units. In 2015, we had sufficient pumping capacity to participate in the conventional well market. In 2016, we expanded our capacity and had the capacity to serve customers in the tight gas market. In the second quarter of 2017, we entered into a two-year contract with the largest operator in Argentina to provide services for their tight gas completions program. During the course of providing services under that contract, we incurred losses due to lower than expected utilization of our assets, higher than expected third-party costs incurred in order to provide the bundled services contemplated under the contract, and other factors. We engaged in negotiations with our primary customer in Argentina to improve the terms of the agreement, and in June 2018, we finalized the terms of a transition agreement with improved commercial terms. We operated under the transition agreement with our primary customer in Argentina beginning May 2018 and we continued to provide services under that agreement during the third quarter of 2018. Subsequent to the third quarter of 2018, we have not provided any services to our primary customer in Argentina under the transition agreement or otherwise, and we did not generate any material revenue from our Argentina operations since the third quarter of 2018.

Our coiled tubing services supported our pressure pumping business, including the drill out of frac plugs, wash-downs, chemical treatments and workover activity. We provided these services to the conventional, tight gas and unconventional well markets in Argentina.

In 2018, our field management business consisted of various degrees of subsurface analysis derived from the data received from clients or otherwise acquired. The different forms of data include geophysical, geo-mechanical, core samples and other information provided by our customers and data acquired, processed and interpreted by our team including real time fiber optic information data gathered from pressure gauges installed in the wells. This market was driven by exploration and step-out development in new regions or in mature areas where our customers look to better understand the production associated with older wells.

The Baker Hughes rig count noted drilling rig count in Argentina peaked at 113 in 2014, bottomed at 52 in January 2017 and was 68 in January 2018. During 2018, rig count topped at 75 rigs in September and ended the year with 74. The rig count is an indicator of activity in Argentina which typically drives the utilization and pricing of services we provided.

Potential Liabilities and Insurance

Prior to the suspension in September 2018 of our U.S. well stimulation operations and significant reduction of our U.S. workforce, our operations involved a high degree of operational risk and exposed us to significant liabilities. As we continued into the fourth quarter of 2018 with our pump down operations, we continued to be exposed to significant liabilities. Even with the discontinuation of operations in Argentina in the fourth quarter of 2018, we continued to be exposed to significant liabilities. An accident involving our services or equipment, or the failure of a product sold by us, could result in personal injury, loss of life, and damage to property, equipment or the environment. Litigation arising from a catastrophic occurrence, such as fire, explosion, or well blowout, could result in substantial claims for damages.

We maintained insurance coverage of types and amounts that we believe to be customary and reasonable for companies of our size and with similar operations. In accordance with industry practice, however, we do not maintain insurance coverage against all the operating risks to which our business was exposed. Therefore, there is a risk our insurance program may not be sufficient to cover any particular loss or all losses. Our insurance program included, among other things, general liability, excess liability, sudden and accidental pollution, contractors’ pollution, equipment floater, commercial property, vehicle, workers’ compensation, directors’ and officers’ liability, employment practices liability, and employer’s liability coverage. Our insurance includes various limits and deductibles or retentions, which must be met prior to or in conjunction with recovery. Currently, we have scaled back our coverages to match with our lower or no activity levels (operational activity, reduced headcount, etc.), but maintaining coverage that we believe is sufficient to protect the Company from continued risks associated with the discontinuation of our operations.

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

Environmental Matters

Our operations, and those of our customers, are subject to extensive laws, regulations and treaties relating to air and water quality, generation, storage and handling of hazardous materials, and emission and discharge of materials into the environment, and the protection of natural resources. Compliance with these environmental laws and regulations could have exposed us to significant costs and liabilities and could have caused us to incur significant capital expenditures in our operations. Failure to have complied with these laws and regulations could have resulted in the assessment of administrative, civil and criminal penalties, imposition of investigatory and remedial obligations, and the issuance of injunctions delaying or prohibiting operations. Although we have currently discontinued operations both in Argentina and in the U.S., we could remain liable for past activities. Historically, our expenditures in furtherance of our compliance with these laws, regulations and treaties have not been material, and we do not expect the cost of compliance to be material in the future; however, we can provide no guarantee that this will not change.

The primary U.S. federal environmental laws to which our operations were subject include the federal Clean Air Act (“CAA”) and regulations thereunder, which regulate air emissions; the Clean Water Act (“CWA”) and regulations thereunder, which regulate the discharge of pollutants in industrial wastewater and storm water runoff; the Resource Conservation and Recovery Act and regulations thereunder, which regulate the management and disposal of hazardous and non-hazardous solid wastes; and the Comprehensive Environmental Response, Compensation, and Liability Act and regulations thereunder, known more commonly as “Superfund,” which imposes liability for the remediation of releases of hazardous substances in the environment. We were also subject to regulation under the U.S. federal Occupational Safety and Health Act and regulations thereunder, which regulate the protection of the safety and health of workers. Analogous state and local laws and regulations could have also applied. Similar laws and regulations existed at the national and provincial level in Argentina.

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

Raw Materials

During 2018, we purchased various raw materials and component parts in connection with delivering our services. These materials were generally, but not always, available from multiple sources and were subject to price volatility. While we generally did not experience significant long-term shortages of these materials, we had from time to time experienced temporary shortages of particular raw materials.

Cyclical Nature of Our Industry

We operated in a highly cyclical industry. The key factor that drove demand for our services and that drives demand in our industry is the level of drilling activity by E&P companies, which in turn depends largely on the current and anticipated economics of new well completions. Global supply and demand for oil and the domestic supply and demand for natural gas is critical in assessing industry outlook. Demand for oil and natural gas is cyclical and subject to large, rapid fluctuations. E&P companies tend to increase capital expenditures in response to increases in oil and natural gas prices, which generally result in greater revenues and profits for oilfield service companies such as ours. Increased capital expenditures also ultimately lead to greater production, which historically resulted in increased supplies and reduced prices which in turn tend to reduce demand for oilfield services. For these reasons, the results of our operations can fluctuate from quarter to quarter and from year to year.

Seasonality

Seasonal weather and severe weather conditions are capable of temporarily impairing our operations by reducing our ability to operate for certain time periods, thereby reducing demand for our services.

Employees

At December 31, 2018, we had approximately 97 employees, all of which were full-time employees. As of December 31, 2018, approximately 93% of our Argentine employees and none of our U.S. employees were represented by unions under collective bargaining agreements. As of April 15, 2019, we have approximately 9 employees in Argentina. As a result of our termination of all field level employees in the U.S., as of April 15, 2019, we had approximately 5 employees.

Facilities

Our principal executive offices are located at 1773 Westborough Drive, Suite 110, Katy, Texas 77449. In addition, we own or lease additional facilities in the various areas in which we operate and maintain assets. For more information about our facilities, please read Part 1 – Item 2 – “Properties.”

Intellectual Property

We have registered with the United States Patent and Trademark Office for the following trademarks: Geo-Predict® and Geo-Iteration®. We have not filed any applications for the registration of our trademarks in foreign jurisdictions but may do so in the future as we deem necessary to protect our business and / or our patent value.

Research and Development

The Company has invested in research activities related to our fiber optics technology and in our latest generation turbine-powered pressure pumping technology. Since the research efforts around the initial configuration of the turbine-powered pressure pumping were substantially completed in 2016, our investments have decreased substantially.

Corporate Information

We are a Nevada corporation. We were formed in 2003 in connection with the domestication of a predecessor from the Province of Ontario to Nevada. Our principal executive offices are located at 1773 Westborough Drive, Suite 110, Katy, Texas 77449, and our main telephone number at that address is (281) 531-7200. Our website is available at www.ecostim-es.com. Investors should also note that we may announce material financial information in our filings with the U.S. Securities and Exchange Commission (the “SEC”), press releases and public conference calls. Based on guidance from the SEC, we may use the investor relations section of our website to communicate with our investors. It is possible that the financial and other information posted there could be deemed to be material information. Information contained on or available through our website is not part of or incorporated by reference into this Form 10-K or any other report we may file with the SEC, except to the extent explicitly stated in any such report.

We file our reports, proxy statements and other information with the SEC. The SEC maintains an internet site that contains all reports, proxy statements and other information that we file electronically with the SEC. The address of that website is http://www.sec.gov. We also make available free of charge on our internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC. Additionally, we make available free of charge on our internet website:

●	our Code of Business Conduct and Ethics, which includes our Financial Code of Ethics for our Chief Executive Officer and Senior Financial Officers; and

●	the charters of the audit, compensation, and nominating and governance committees of the Board.

We intend to disclose changes in or waivers of our Financial Code of Ethics for our Chief Executive Officer and Senior Financial Officers and waivers of our Code of Business Conduct and Ethics for our directors or executive officers on our internet website within four business days of such change or waiver and maintained for at least 12 months, or report such changes or waivers on Item 5.05 of Form 8-K. All of these corporate governance materials are also available free of charge in print to stockholders who request them in writing addressed to Eco-Stim Energy Solutions, Inc., Attention: Investor Relations, 1773 Westborough Drive, Suite 110, Katy, Texas 77449.

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

Any indebtedness, whether incurred in connection with acquisitions, operations or otherwise, may adversely affect our operations and limit our growth. Our obligations under the Negotiable Demand Promissory Note (the “Demand Note”) we executed in favor of Eco-Lender, LLC (the “Lender”), a Delaware limited liability company and an affiliate of Fir Tree (the “Lender”), are guaranteed by our wholly owned subsidiary, EcoStim, Inc., and are secured by a security interest (subject to permitted liens) in substantially all of our personal property and the personal property of EcoStim, Inc., including 100% of the outstanding equity of our U.S. subsidiaries (including EcoStim, Inc.) and 65% of the outstanding equity of our non-U.S. subsidiaries. As of December 31, 2018, the aggregate principal amount and accrued interest outstanding under the Demand Note was approximately $8.1 million. If our obligations under the Demand Note are accelerated pursuant to their respective terms, we cannot assure you that we will have sufficient funds to repay such obligations and our other obligations arising under our indebtedness or other obligations.

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

In addition, we have incurred significant operating losses during the twelve months ended December 31, 2018 and incurred a consolidated net loss of $87.9 million.

Our limited operations, limited cash flows and existing obligations to third parties could significantly limit our alternatives, and we cannot assure you that bankruptcy will not be filed.

In September 2018, we completed work under our pressure pumping contract with our primary U.S. customer. Given the weakness of the U.S. well stimulation market, in September 2018 we elected to suspend our U.S. well stimulation operations and significantly reduce our U.S. workforce in alignment with potential near-term opportunities, including pump down and miscellaneous pumping services. During the fourth quarter of 2018 and on into the first quarter of 2019, we conducted one pump down operation for a customer in the Permian basin. We actively pursued the sale of a substantial majority of the equipment, inventory and other operating assets relating to our U.S. operations and did not conduct any well stimulation operations in the U.S. in the fourth quarter of 2018. In addition, we do not expect that our U.S. operations will generate any material revenue in future periods unless we are able to obtain access to additional third-party capital to fund our future operations on reasonable terms or are otherwise able to consummate a strategic transaction.

We have incurred significant operating losses during 2018, and as of December 31, 2018, we had a working capital deficit of $5.5 million. Following the suspension of our U.S. well stimulation operations, we have sold a substantial majority of the equipment, inventory and other operating assets relating to our U.S. operations. We currently intend to use the proceeds from such sales to reduce our outstanding liabilities and improve our liquidity, however, we can provide no assurances as to our ability to successfully negotiate the resolution of outstanding creditor claims or our ability to negotiate the resolution of such claims on favorable terms. In addition, we do not have access to a working capital facility and may not have access to other sources of external capital on reasonable terms or at all. If we are unable to obtain a sufficient amount of proceeds from asset sales or funds from other sources, we may not be able to satisfy our working capital requirements, indebtedness and other obligations.

It is possible that our Demand Note could be called or creditor claims could be asserted that result in the Company becoming party to bankruptcy filings, whether voluntarily or involuntarily. For the duration of any such bankruptcy case or cases, our operations and our ability to execute our business strategy will be subject to risks and uncertainties associated with bankruptcy and additional costs and expenses associated with bankruptcy. The associated risks and uncertainties include our ability to operate within the restrictions and the liquidity limitations imposed by bankruptcy; obtain bankruptcy court approval with respect to motions filed in the bankruptcy cases from time to time; develop, prosecute, confirm and consummate a plan of reorganization or liquidation; and fund and execute on a business plan. We would also be subject to risks and uncertainties with respect to the actions and decisions of the creditors and other third parties who have interests in the bankruptcy case that may be inconsistent with our plans.

Following the third quarter of 2018, we have not provided any services to our customer in Argentina, we did not generate any material revenue from our Argentina operations in the fourth quarter of 2018, and our contemplated sale of assets in Argentina may not be consummated due to an inability to comply with our sale agreement and the legal and local administrative risks.

In Argentina, we have been operating under a transition agreement with our primary customer since May 2018 and continued to provide services under that agreement during the third quarter of 2018. Subsequent to the third quarter of 2018, we have not provided any services to our primary customer in Argentina under the transition agreement or otherwise, and we did not generate any revenue from our Argentina operations in October 2018. We are not currently pursuing new work in Argentina, , and we do not expect to generate any material revenue from our Argentina operations in the fourth quarter of 2018 or in future periods. As a result, our Argentina operations may require access to additional capital, which may not be available on reasonable terms or at all. If we are unable to obtain a sufficient amount of funds, we may not be able to satisfy the working capital requirements, indebtedness or other obligations of our operations in Argentina.

The Company has entered into an agreement with an unrelated third party to dispose of substantially all of the assets and equipment used in the Company’s operations in Argentina. The transaction is closing in phases over approximately a 90 day period, subject to certain closing conditions. If these closing conditions are not met or are significantly delayed, the process of closing operations in Argentina will be delayed or terminated, resulting in additional costs and we may not be able to satisfy the working capital requirements, indebtedness or other obligations of our operations in Argentina.

The loss of key personnel could adversely affect our ability to efficiently sell our assets and seek to dissolve, liquidate and wind up.

We intend to rely on a few individuals in key management roles as we sell our remaining assets and seek to dissolve, liquidate and wind up the Company. Loss of one or more of these key individuals could hamper the efficiency or effectiveness of these processes.

We are required to evaluate our internal control over financial reporting in accordance with the Sarbanes-Oxley Act.

Although we have been required to incur costs and require management resources to evaluate our internal control over financial reporting as required under the Sarbanes-Oxley Act in the past, we currently do not expect to file any further reports with the SEC. Should we be required to continue such reporting, we would need to conduct such evaluations in respect of those filings. Any failure to comply or any adverse result from such evaluation may have an adverse effect on the results of our audit.

Legal, labor or creditor claims can cause delay and additional costs associated with the sale of assets and ultimate liquidation of the Company.

Unresolved legal, labor or creditor claims can add additional costs and delays in our plan to sell assets and ultimately liquidate the Company. Creditor claims in the U.S. can trigger involuntary bankruptcy which could result in additional costs and delays in our plan to liquidate.

Fir Tree, in their position as majority shareholder, could call their Demand Note, and other actions that could cause the Company to be unable to make any payments to holders of common stock.

Fir Tree, as majority owner of the Company’s outstanding common stock, could call their Demand Note demanding payments, which could cause the Company to limit any distributions or could cause the Company to file bankruptcy protection.

Risks Related to the Oil and Natural Gas Industry

The oil and gas industry is intensely competitive.

The oil and gas industry is highly competitive, and most of our potential competitors have greater financial resources than we do. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain or improve current revenue and cash flows could be adversely affected by the activities of our competitors and our customers. If our competitors increase the resources they devote to the development and marketing of competitive services or decrease the prices at which they offer their services, we may be unable to compete effectively. Some of these competitors may expand or construct newer, more powerful or more flexible well stimulation fleets that would create additional competition for us. Furthermore, reductions in drilling activity in markets such as North America may drive other oilfield services companies to relocate their equipment to the regions outside the U.S. in which we operate or intend to operate. Such increase in supply relative to demand could negatively impact pricing and utilization of our services. All of these competitive pressures could have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that additional competitors will not enter markets served or proposed to be served by us, that we will be able to compete successfully, or that we will have adequate funds to compete.

Regulatory compliance costs and restrictions, as well as delays in obtaining permits by the customers for their operations, such as for well stimulation and pressure pumping, or by us for our operations, could impair our business.

Our operations and the operations of our customers are subject to or impacted by a wide array of regulations in the jurisdictions in which our and their operations are located. As a result of changes in regulations and laws relating to the oil and natural gas industry, including well stimulation, our operations or the operations of our customers could be disrupted or curtailed by governmental authorities. The high cost of compliance with applicable regulations may cause customers to discontinue or limit their operations and may discourage companies from continuing development activities. As a result, demand for our services could be substantially affected by regulations adversely impacting the oil and natural gas industry.

Our operations are subject to hazards and environmental risks inherent in the oil and natural gas industry.

Historically, we have been a provider of well stimulation and pressure pumping services, a process involving the injection of fluids—typically consisting mostly of water and also including several chemical additives—as well as sand in order to create fractures extending from the well bore through the rock formation to enable oil or natural gas to move more easily through the rock pores to a production well. In addition, we have provided a range of services to onshore oil and natural gas exploration and production operations, consisting of, among other things, coiled tubing services. Risks inherent to our industry create the potential for significant losses associated with damage to the environment or natural resources, such as the potential for contamination of drinking water resources.

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

Compliance with governmental regulations may impact our or our customers’ operations and may adversely affect our ability to sell our assets.

Our historic operations were dependent on our customers’ decisions to develop and produce oil and natural gas reserves and on the regulatory environment in which our customers and we operate. The ability to produce oil and natural gas can be affected by the number and productivity of new wells drilled and completed, as well as the rate of production and resulting depletion of existing wells. Advanced technologies, such as horizontal drilling and well stimulation and pressure pumping, improve total recovery, but they also result in a more rapid production decline and may become subject to more stringent regulations in the future. Similarly, the market for our assets is affected by these factors.

Access to prospects is also important to customers for our historic services and such access may be limited because host governments do not allow access to the reserves or because another oil and natural gas exploration company owns the rights to develop the prospect. Government regulations and the costs incurred by oil and natural gas exploration companies to conform to and comply with government regulations may also limit the quantity of oil and natural gas that may be economically produced. This could lead customers to curtail their operations and result in a decrease in demand for our assets, which in turn could adversely affect our ability to sell our assets.

Any of these factors could have a material adverse effect on our results of operations.

Legislative and regulatory initiatives relating to well stimulation could result in increased costs and additional operating restrictions or delays for the operations of our customers.

Many national, provincial, and local governments and agencies have adopted laws and regulations or are evaluating proposed legislation and regulations that are focused on the extraction of shale gas or oil using well stimulation. Well stimulation is a treatment routinely performed on oil and gas wells in low-permeability reservoirs. Specially engineered fluids are pumped at high pressure and rate into the reservoir interval to be treated, causing cracks in the target formation. Proppant, such as sand of a particular size, is mixed with the treatment fluid to keep the cracks open when the treatment is complete. In response to concerns related to potential impacts to the environment and natural resources from well stimulation, governmental authorities have issued new rules and regulations governing the practice and are also pursuing studies related to its potential effects. Also, some national, state, and local governments have adopted bans or other measures restricting well stimulation activities. For example, the Province of Neuquén in Argentina, where we operate, has approved a set of rules regarding the extraction of shale oil and gas. These rules require, amongst other things, that operators performing well stimulation obtain permits prior to commencing drilling activities and file reports with the provincial government regarding the chemicals used in the well stimulation process and an analysis of the flowback water returning to the surface. In certain regions, the indigenous people have voiced their opposition to the increased shale development although to date these protests have been peaceful and have yet to disrupt activity in a meaningful way. In addition, several other provinces and local governments have voted to ban well stimulation within their borders, and some groups continue to advocate for a national ban on well stimulation in Argentina. The EPA and states, including Oklahoma, have also taken steps to regulate hydraulic fracturing. There has been increasing public controversy regarding hydraulic fracturing with regard to the use of fracturing fluids, induced seismic activity, impacts on drinking water supplies, use of water and the potential for impacts to surface water, groundwater and the environment generally. Legislative or regulatory changes could cause customers to incur substantial compliance costs. These factors could adversely affect customers and the market for our assets, and our historic compliance or the consequences of any failure to comply by us could have a material adverse effect on our financial condition and results of operations. At this time, it is not possible to estimate the impact on our business or assets of newly enacted or potential national, state or local laws governing hydraulic fracturing.

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

In addition, Argentina’s economy is vulnerable to adverse developments affecting its principal trading partners. A significant decline in the economic growth of any of Argentina’s major trading partners, such as Brazil, China or the U.S., could have a material adverse impact on Argentina’s balance of trade and adversely affect Argentina’s economic growth and may consequently adversely affect our financial condition, results of operations and cash flows. The Argentine Peso has been subject to significant devaluation in the past and may be subject to significant fluctuations in the future, consequently affecting our financial condition, results of operations and cash flows (see additionally Part I – Item 1A. Risk Factors – “We may be exposed to fluctuations in foreign exchange rates.”) Until we complete the sale of our business in Argentina, we remain subject to these risks.

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

Changes in export duties, taxes and import regulations may negatively affect our business, financial condition and cash flows. For example, in 2017, the Argentine government adopted an import procedure (Decree 629) which created a regime of importation of used goods in the hydrocarbon industry to expedite the importation of used equipment. We cannot assure you that these taxes and import regulations will continue or be changed in the future or that other new taxes or import regulations will not be imposed.

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

We may continue to incur costs and expenses that will reduce any amounts available for distribution to our stockholders.

Claims, liabilities and expenses, severance payments, directors’ and officers’ insurance, income, payroll foreign, state and local taxes, legal, accounting and consulting fees and general and administrative expenses, will continue to be incurred by us as we sell our remaining assets and prepare to wind down. We can only estimate the aggregate amount of these expenses, but these expenses will reduce the amount of funds available for distribution to our stockholders.

We may continue to incur costs and expenses if we are unable to cease to file our annual, quarterly and current reports with the SEC.

Because of the costs associated with preparing and filing our annual, quarterly and current reports under applicable securities laws, we intend to take actions to terminate or suspend our ongoing reporting obligations under the Exchange Act. Specifically, the Nasdaq filed a Notification of Removal from the Listing and/or Registration on Form 25 with the SEC on February 26, 2019 to remove the common stock listing on Nasdaq and withdraw the common stock from registration under Section 12(b) pursuant to Rule 12d2-2(b) of the Exchange Act. Pursuant to Rule 12d2-2(d)(1) of the Exchange Act, the application on Form 25 became effective with respect to the delisting of the common stock ten (10) days after the Form 25 was filed with the SEC. The Company has implemented a reverse stock split which reduced the number of shareholders of record. This allows the Company to deregister the common stock and reduce ongoing expenses with respect to filings under the Exchange Act. After the filing of this Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and the filing of Form 15 to suspend the Company’s reporting obligations under Section 15(d) of the Exchange Act, we expect that the Company will no longer be subject to certain provisions of the Exchange Act. However, if we are required to continue to file annual, quarterly or current reports with the SEC, or if we again become subject to such reporting obligations, we will continue to incur the associated costs and expenses, which are substantial.

Fir Tree may have significant influence over us, including influence over decisions that require stockholder approval, which could limit your ability to influence the outcome of key transactions, including a change of control.

As of December 31, 2018, Fir Tree beneficially owned approximately 76.1% of our outstanding common stock. In addition, Fir Tree currently has the right to nominate up to a total of three individuals to the Board. As a result, Fir Tree has influence over our decisions to take certain corporate actions including those specified in the Amended and Restated Stockholder Rights Agreement we have entered into with Fir Tree and certain other stockholders (the “A&R Stockholder Rights Agreement”).

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

SEC regulations generally define “penny stocks” as equity securities that have a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of December 31, 2018, the closing price for our common stock were $0.065 per share. Although we currently meet the net tangible assets and/or the minimum revenue exemptions from the “penny stock” definition, no assurance can be given that such exemption will be maintained. If we lose the exemption, our common stock may become subject to Rule 15g-9 under the Exchange Act, which regulations are commonly referred to as the “Penny Stock Rules.” The Penny Stock Rules impose additional sales practice requirements on broker-dealers prior to selling penny stocks, which may make it burdensome to conduct transactions in our shares. If our shares become subject to the Penny Stock Rules, it may be difficult to sell shares of our stock, and because it may be difficult to find quotations for shares of our stock, it may be impossible to accurately price an investment in our shares. There can be no assurance that our common stock will continue to qualify for an exemption from the Penny Stock Rules. In any event, even if our common stock continues to remain exempt from the Penny Stock Rules, we remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of a penny stock if the SEC determines that such a restriction would be in the public interest.

Preferences exist that would prioritize certain shareholders in the event of a Company liquidation, winding-up or dissolving of the Company.

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

Properties

Our principal executive offices are now located at 1773 Westborough Drive, Suite 110, Katy, Texas 77449, where we lease 1,117 square foot of general office space. Prior to March 11, 2019, our executive offices were located at 2930 West Sam Houston Parkway North, Suite 275, Houston, Texas 77043, where we lease 6,577 square feet of general office space.

We lease facilities and administrative offices throughout the geographic regions in which we operate. As of December 31, 2018, we owned or leased the following principal properties:

Location	Type of Facility	Size	Leased or Owned	Monthly Lease (Approx.)	Expiration of Lease	Primary Use
2930 West Sam Houston Pkwy North, Suite 275, Houston, Texas	Corporate Office	6,577 sq. ft. building space	Leased	$18,569	November 30, 2019	Administrative Office

256946 E. County Road 49, Fairview, Oklahoma	Yard and Office	Approx, 13 acres, portable building	Leased	$23,000	March 7, 2019	US Operations

Item 3.	Legal Proceedings

From time to time, we may be a party or otherwise subject to legal or regulatory proceedings or other claims incidental to or arising in the ordinary course of our business. We are not aware of any material legal or regulatory proceedings contemplated by governmental authorities.

On May 1, 2018, a collective action lawsuit was filed against Eco-Stim Energy Solutions, Inc. and certain of its subsidiaries by a former employee in the United States District Court for the Southern District of Texas (Houston Division) alleging that we failed to pay a class of workers in compliance with the Fair Labor Standards Act and seeking recovery of such wages, attorney’s fees, costs, interest and other related damages. In September 2018, this case was stayed pending resolution through arbitration proceedings among the parties. On or about May 3, 2019, both parties agreed to a mutually acceptable settlement and release agreement, with no material adverse effect on our consolidated financial position, results of operations or cash flows.

In addition, seven of our vendors have filed lawsuits against us in seven separate Texas state court actions, and two of our vendors have filed lawsuits against us and a former customer in two separate Oklahoma state court actions. All together, they are seeking to collect an aggregate of approximately $3.4 million of damages for amounts alleged to be owed by us for various goods, equipment or services alleged to have been provided by such vendors, as well as pre-judgment and post-judgment interest and attorney’s fees. In addition, certain of our vendors have filed, or have threatened to file, liens against certain assets of our former customers with respect to amounts alleged to be owed by us for various goods, equipment or services alleged to have been provided by such vendors in an aggregate amount of approximately $3.8 million. We intend to vigorously contest these matters or seek mutually agreeable settlements of the claimed amounts, and we may incur material expenses in connection with the resolution of these lawsuits and claims. We are currently not able to predict the outcome of these cases, whether they will have a material impact on our financial position, results of operations or cash flows, or whether mutually acceptable settlements and resolution can be obtained. If these matters cannot be resolved at acceptable levels, they could have a material adverse effect on our consolidated financial position, results of operations or cash flows, however we are unable to predict the effect on our consolidated financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity securities

Market Information

Our common stock, par value $0.001 per share (“common stock”) was listed on the NASDAQ Capital Market under the symbol “ESES.” Effective January 2, 2019, trading was suspended on the Company stock as a result of our not being in compliance with Nasdaq’s Listing Rule 5550(a)(2) as the minimum bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days. Upon delisting from the NASDAQ, the shares of the common stock were traded on OTC “Pink Open Market” under the symbol “ESES”.

On February 28, 2019, a reverse stock split was effected. The reverse stock split provided for the conversion and reclassification of each four outstanding shares of common stock into one share of common stock, with the holders of common stock receiving one share of common stock for each four shares they held. For the 20 trading days following our reverse stock split the shares of our common stock traded under the symbol “ESESD”. The shares of our common stock resumed trading under the symbol “ESES” on March 26, 2019. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of May 7, 2019, we had approximately 126 record holders of our common stock.

Dividend Policy

Our policy has been that we retain future earnings, if any, for use in the operation and expansion of our business and, therefore, did not anticipate paying any cash dividends in the foreseeable future. However, in line with the anticipated liquidation of the Company, our Board, in its discretion, may authorize the payment of liquidating payments, if any, in the future. Subject to uncertainties inherent in the winding up of the Company’s business, the Company may or may not make liquidating distributions following the liquidation to cash of its remaining non-cash assets and settlement of debts. However, the dissolution process and the payment of any distributions to stockholders involve substantial risks and uncertainties, as discussed above in “Item 1A. Risk Factors”. Accordingly, it is not possible to predict the timing or aggregate size of any amount which may ultimately be distributed to Company stockholders, and no assurance can be given that such distributions, if made, will equal or exceed the estimate of net assets presented in the Statement of Net Assets accompanying this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

We have two equity incentive plans, the 2013 Stock Incentive Plan (the “2013 Plan”) and the 2015 Stock Incentive Plan (the “2015 Plan”), which provide for the granting of stock-based incentive awards, including incentive stock options, non-qualified stock options, restricted stock, and phantom stock awards to employees, consultants and members of the Board. The 2013 Plan was adopted in 2012 and amended in 2013 and authorizes 1,000,000 shares to be issued under the 2013 Plan. The 2015 Plan, f/k/a “the 2014 Stock Incentive Plan,” was adopted in 2014; in 2015 and in 2016 it was amended and a total of 700,000 additional shares were authorized, resulting in a maximum of 1,200,000 shares being authorized for issuance under the 2015 Plan. On June 15, 2017, at our annual meeting of stockholders (the “2017 Annual Meeting”), our stockholders approved an increase to the aggregate maximum number of shares available under the 2015 Plan by 5,000,000 shares (from 1,200,000 shares to 6,200,000 shares). On June 20, 2018, at our annual meeting of stockholders (the “2018 Annual Meeting”), our stockholders approved an increase to the aggregate maximum number of shares of common stock available under the 2015 Plan by 3,000,000 shares (from 6,200,000 shares to 9,200,000 shares). As of December 31, 2018, 256,991 shares of common stock were available for grant under the 2013 Plan and 2,075,686 shares of common stock were available for grant under the 2015 Plan. Both the 2013 Plan and the 2015 Plan have been approved by the stockholders of the Company. Currently, there is no plan to grant any additional stock-based awards. Share amounts set forth above are on a pre-stock split basis.

For additional information regarding the Stock Incentive Plans, as of December 31, 2018, please see Part II – Item 8 – Financial Statements and Supplemental Data – Notes to consolidated financial statements – Note 11 – Stock-Based Compensation.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options and restricted stock (a)	Weighted- average exercise price of outstanding options and restricted stock (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,586,661	$1.79	583,169
Equity compensation plans not approved by security holders	—	—	—
Total	1,586,661	$1.79	583,169

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Except as previously reported on our Current Reports on Form 8-K, we did not have any sales of unregistered equity securities during the fiscal year ended December 31, 2018. There were no repurchases of shares during the year ended December 31, 2018.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto included in this Form 10-K. This section contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including those described in the sections titled “Cautionary Statements Regarding Forward-Looking Statements” and “Risk Factors” in this Form 10-K.

Executive Summary

General

Eco-Stim Energy Solutions, Inc. (together with its subsidiaries, the “Company,” “Eco-Stim,” “we” or “us”) is a technology-driven independent oilfield services company that has historically offered well stimulation, coiled tubing and field management services to the upstream oil and gas industry. Our service offerings have been extended to exploration and production (“E&P”) companies in the United States and Argentina.

In September 2018, we completed work under our pressure pumping contract with our primary U.S. customer. Given the current weakness of the U.S. well stimulation market, in September 2018 we elected to suspend our U.S. well stimulation operations and significantly reduce our U.S. workforce in alignment with potential near-term opportunities, including pump down and miscellaneous pumping services. Since the third quarter of 2018, we have been actively pursuing the sale of a substantial majority of the equipment, inventory and other operating assets relating to our U.S. operations, and we have now sold substantially all of the material equipment, inventory and other operating assets related to our U.S. operations and terminated all field-level employees. We currently intend to use the proceeds from any such sales to reduce our outstanding liabilities and improve our liquidity, however, there can be no assurance as to the ultimate consummation, timing or amount of proceeds generated from any such asset sales.

Specifically, during the fourth quarter of 2018, the Company completed the disposition of certain of its U.S. equipment and other operating assets to unrelated third parties in several separate transactions in exchange for aggregate cash proceeds, before commissions and selling expenses, of approximately $5.7 million. On January 24, 2019, the Company completed the disposition of certain of its U.S. equipment to an unrelated party in exchange for approximately $2.8 million of aggregate cash proceeds, before commissions and selling expenses. On February 21, 2019, the Company completed the disposition of certain of its U.S. equipment to an unrelated party in exchange for approximately $6.2 million of aggregate cash proceeds, before commissions and selling expenses. On March 14, 2019, the Company completed the disposition of certain of its U.S. equipment to an unrelated party in exchange for approximately $2.1 million of aggregate cash proceeds, before commissions and selling expenses. Net of commissions, the Company received approximately $16.8 million. In the U.S., we have sold all material equipment, inventory and other operating assets relating to our U.S. operations and terminated all field level employees.

We continue using the proceeds from any such sales to reduce our outstanding liabilities and improve our liquidity, however, there can be no assurance as to the ultimate consummation, timing or amount of proceeds generated from any such asset sales.

In Argentina, we had been operating under a transition agreement with our primary customer since May 2018 and continued to provide services under that agreement during the third quarter of 2018. Subsequent to the third quarter of 2018, we have not provided any services to our primary customer in Argentina under the transition agreement or otherwise, and have not generated any material revenue from our Argentina operations since the third quarter of 2018.

As previously disclosed in our Form 10-Q as of September 30, 2018 filed on November 14, 2018, we have been actively pursuing strategic alternatives, including alternatives for our operations in Argentina. In line with the Company’s decision to sell certain assets, the Company considered whether to sell the Argentine company or sell the assets of the Argentine company in connection with shutting down our operations, either of which could result in the incurrence of material losses and expenses. On March 18, 2019, the Company signed an agreement with an unrelated third party to purchase all material machinery and equipment assets in Argentina. The transactions contemplated by this agreement are expected to close in phases over an approximate three-month period in the second quarter of 2019. Following the consummation of these transactions, the Company expects to shut down its Argentina subsidiary.

As of December 31, 2018, the Company has classified our Argentina subsidiary as discontinued operations for all periods presented in this filing. The Company made the decision, having received a letter of intent during the fourth quarter of 2018 from a third party, to sell the subsidiary. As of December 31, 2018, the Company classified certain U.S. spare parts, equipment and machinery as held for sale based on the decision by the Company to seek buyers for and sell these assets. As such, as of December 31, 2018, our Argentina subsidiary and a majority of our assets in the U.S. has been classified as held for sale. Refer to Note 17 – Assets Held for Sale-Discontinued Operations of our consolidated financial statements for additional details on the impact of these classifications.

Our common stock, par value $0.001 per share (“common stock”) was previously listed on the NASDAQ Capital Market under the symbol “ESES.” Effective January 2, 2019, trading was suspended on the Company stock as a result of our not being in compliance with Nasdaq’s Listing Rule 5550(a)(2) as the minimum bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days. Upon delisting from the NASDAQ, the shares of the common stock were traded on OTC “Pink Open Market” under the symbol “ESES”, although for the 20 trading days following our reverse stock split the shares of our common stock traded under the symbol “ESESD.” The shares of our common stock resumed trading under the symbol “ESES” on March 26, 2019.

As disclosed previously in Form 8-K filed February 14, 2019, in February 2019, the Company implemented a reverse stock split to reduce the number of shareholders of record to allow the Company to deregister the common stock and reduce ongoing expenses with respect to filings under the Exchange Act. Those shareholders who, immediately following the reverse stock split, held only a fraction of a share of the Company’s common stock were paid, in lieu thereof, an amount in cash equal to $0.08 (on a post-split basis) times such fraction of a share and are no longer shareholders of the Company. After the filing of this Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and the filing of a Form 15 to suspend the Company’s reporting obligations under Section 15(d) of the Exchange Act, the Company will no longer be subject to certain provisions of the Exchange Act. In particular, the Company’s obligations to publicly file periodic and current reports with the SEC will be suspended. This will mean that our duty to file periodic reports with the SEC will be suspended, and we will no longer be classified as an SEC reporting company.

Historically, Eco-Stim was a growth-oriented, technology-driven independent oilfield services company providing well stimulation, coiled tubing and field management services to the upstream oil and gas industry. We operated three well stimulation fleets, two in the United States based out of our operations facility in Fairview, Oklahoma, and one in Argentina based out of our operations facility in Neuquén, Argentina. In the United States, we provided pressure pumping services to customers in the Anadarko Basin in Oklahoma and in the Permian Basin in West Texas and Southeast New Mexico. In Argentina, we provided services to the largest operator in the country for its tight gas completions program.

Business Segments

With the start-up of our U.S. operations during the second quarter of 2017, in accordance with ASC 280, Segment Reporting, we report the results of our two reportable segments. Our Chief Executive Officer evaluates the results of operations on a consolidated as well as a segment level and is the person responsible for the final assessment of performance and making key operating decisions. Discrete financial information is available for each of the segments, and the operating results of each of the operating segments are used for performance evaluation and resource allocations. We now manage our business through operating segments that are aligned with our two geographic regions; the United States and Argentina. We also report certain corporate and other non-operating activities under the heading “Corporate and Other”, which primarily reflects corporate personnel and activities, incentive compensation programs and other non-operational allocable costs. For financial information about our segments, see Note 16, Segment Reporting.

Our segment operating results are frequently influenced by the number of active contracts we have in the area, and also the level of our customers’ well activity which dictates the amount of activity we will have in any given period. This directly effects our revenue, but also the level of expenses we incur.

United States Segment. Beginning operations in May 2017, our U.S. segment has historically served the needs of our independent E&P customers’ U.S. based operations by offering pressure pumping and field management operations services primarily operating in the Sooner Trend Anadarko Basin Canadian and Kingfisher Counties (STACK) play. Our U.S. based operations started with one U.S. based fleet. We added an additional fleet in October 2017 to accommodate an additional customer, however, upon negotiating an early release of our first U.S. fleet from our contract with our first U.S. customer due to low pricing and lower planned activity, our first spread did not provide services to customers until late April 2018. We subsequently ceased to provide services to this customer and in late May 2018, we agreed to provide our primary U.S. customer with additional dedicated horsepower and equipment, including certain of our natural gas-powered pumping units, to create what we referred to as a “super fleet” in support of a collaborative plan to improve the efficiency of our U.S. operations. As a result, in May 2018, we transitioned from operating two well stimulation fleets in the U.S. to operating a single well stimulation fleet in the U.S. providing pumping services to a single customer. In September 2018, we completed work under our pressure pumping contract with our primary U.S. customer. Given the current weakness of the U.S. well stimulation market, in September 2018 we elected to suspend our U.S. well stimulation operations and significantly reduce our U.S. workforce in alignment with potential near-term opportunities, including pump down and miscellaneous pumping services. We are currently conducting one pump down operation for a customer in the Permian basin. We have been actively pursuing the sale of a substantial majority of the equipment, inventory and other operating assets relating to our U.S. operations, and we have completed several such sales.

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

In the second quarter of 2017, we entered into a two-year contract based on a proposal submitted in November 2016 with the largest operator in Argentina to provide services for their tight gas completions program. During the course of providing services under that contract, we incurred losses due to lower than expected utilization of our assets, higher than expected third-party costs incurred in order to provide the bundled services contemplated under the contract, and other factors. We engaged in negotiations with our primary customer in Argentina to improve the terms of the agreement, and in June 2018, we finalized the terms of a transition agreement with improved commercial terms. We began operating under the transition agreement with our primary customer in Argentina in May 2018 and we continued to provide services under that agreement during the third quarter of 2018. Subsequent to the third quarter of 2018, we have not provided any services to our primary customer in Argentina under the transition agreement or otherwise, and we did not generate any material revenues from our Argentina operations since the third quarter of 2018.

On March 18, 2019, the Company signed an agreement with an unrelated third party to purchase all material machinery and equipment assets in Argentina. The transactions contemplated by this agreement are expected to close in phases over an approximate three-month period in the second quarter of 2019. Following the consummation of these transactions, the Company expects to shut down its Argentina subsidiary.

Operating Financial Results

During 2018, we generated $40.7 million of revenue from continuing operations, up from $24.5 million of revenue generated in 2017. All of our revenue from continuing operations for 2018 was attributable to U.S. continuing operations. Revenue from our Argentina operations segment were reclassified into discontinued operations for the years ending December 31, 2018 and 2017. The increase in the U.S. was attributable to higher well stimulation stages completed as well as higher stage rates earned in the U.S. for 2018 compared with 2017.

During 2018, we incurred a net operating loss of $65.5 million compared with a net operating loss in 2017 of $13.7 million. For 2018, we incurred cost of services of $51.6 million and for 2017, $28.6 million. Most of this increase was attributable to a higher number of well stimulation stages completed in the U.S. increasing costs. Costs from our Argentina operations segment were classified into discontinued operations for the years ending December 31, 2018 and 2017. Depreciation and amortization expense also increased due primarily to the acquisition of equipment for our new U.S. start-up. Selling, general and administrative expenses increased due to increased non-cash stock compensation expense, increased director compensation expense, an increase in headcount and salaries, and an increase in certain legal expenses.

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

	2018	2017	2018 to 2017 Change	2016	2017 to 2016 Change
Rig Count Recap (1)

U.S. Land (excl offshore)	1,013	856	18%	486	76%

Argentina	71	62	15%	68	-9%
Commodity Prices (average)
Crude Oil (West Texas Intermediate)	$64.90	$50.80	28%	$43.29	17%
Natural Gas (Henry Hub)	$3.17	$2.99	6%	$2.52	19%

(1) Average annual drilling activity as measured by active drilling rigs based on Baker Hughes Incorporated rig count information.

Baker Hughes rig count reported at December 31, 2018, the U.S. Land only rig count was 1,083 rigs, which represented a 19% increase from the same count at December 31, 2017 and a 71% increase from the lowest level during 2017 of 634 rigs. For our U.S. operations, which began activity during 2017, our activity was concentrated in the Anadarko Basin in Oklahoma. Oklahoma’s annual rig count average was 134 and 120 for 2018 and 2017, respectively.

According to the Baker Hughes rig count reporting at December 2018, the Argentinian rig count was 74 rigs, which represented a 4% increase from December 2017 and a 51% increase from the lowest monthly average level during 2017 of 49 rigs. For our Argentina operations, our 2018 and 2017 activity was concentrated in the Neuquén Basin in Argentina. Per Baker Hughes rig count reporting, the rig count in Argentina increased from 62 to 71 rigs from 2017 to 2018.

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

Our customers have historically utilized our coiled tubing services to perform various functions associated with well-servicing operations and to facilitate completion of horizontal wells. Coiled tubing services involve the insertion of steel tubing into a well to convey materials and/or equipment to perform various applications as part of a new completion or the servicing of existing wells, including wellbore maintenance, nitrogen services, thru-tubing services, and formation stimulation using acid and other chemicals. Coiled tubing has become a preferred method of well completion, workover and maintenance projects due to speed, ability to handle heavy-duty jobs across a wide spectrum of pressure environments, safety and ability to perform services without having to shut-in a well. Our coiled tubing capabilities cover a wide range of applications for horizontal completion, work-over and well-maintenance projects. As a result, coiled tubing services are less tied to active rig count and more tied to price of oil and gas as well as customers’ expenditure budgets, which is usually also tied to the price of oil and natural gas.

	Years Ended December 31,
	2018	2017	Change
Revenues	$40,709,621	$24,464,164	$16,245,457
Operating cost and expenses:
Cost of services	51,578,914	28,550,114	23,028,800
Selling, general, and administrative expenses	11,654,363	6,890,843	4,763,520
Depreciation and amortization expense	14,199,357	2,760,277	11,439,080
Impairment of assets	28,803,756	—	28,803,756
Total operating costs and expenses	106,236,390	38,201,234	68,035,156
Operating loss	(65,526,769)	(13,737,070)	(51,789,699)
Other income (expense):
Interest expense, net of forgiven	(1,685,117)	(1,061,017)	(624,100)
Other expense	(274,528)	(12,647)	(261,881)
Total other income (expense)	(1,959,645)	(1,073,664)	(885,981)
Net loss, continuing operations	$(67,486,414)	$(14,810,734)	$(52,675,680)
Net loss, discontinued operations	$(20,380,656)	$(12,136,143)	$(8,244,513)

For the Years Ended December 31, 2018 and 2017

Revenue from continuing operations for the year ended December 31, 2018 increased $16.2 million to $40.7 million from $24.5 million for the year ended December 31, 2017. The increase was attributable to higher well stimulation stages completed as well as higher stage rates earned in the U.S. for the years ending 2018 compared with 2017. Our Argentina operations segment was reclassified to discontinued operations for the years ending December 31, 2018 and 2017.

Costs of services increased $23.0 million to $51.6 million for the year ended December 31, 2018 compared to $28.6 million for the year ended December 31, 2017. This increase was attributable to higher activity levels in the U.S. in completing higher number of stages in 2018 compared with 2017. Costs associated with our Argentina operations segment were reclassified to discontinued operations for the years ending December 31, 2018 and 2017. The $11.4 million increase in depreciation and amortization expense was primarily attributable to the acquisition of equipment for our new U.S. operations in 2017 and into 2018. Impairment of assets occurred during 2018 attributable to our U.S. continuing operations upon the Company’s reviews of its long-lived assets given changes in circumstances indicating that the carrying amount of an asset was not recoverable, thus triggering impairment.

Our selling, general, and administrative expenses increased $4.8 million to $11.7 million for the year ended December 31, 2018 compared to $6.9 million for the year ended December 31, 2017. This increase was a result of increases in non-cash stock compensation, legal costs and professional fees due to increased director compensation and certain increased legal expenses, and corporate salaries due to increased headcount and salary increases.

Net other expense increased $0.9 million to $2.0 million for the year ended December 31, 2018 compared to net other expense of $1.1 million for the year ended December 31, 2017. This increase was primarily a result of a increase in interest expense incurred in 2018 compared with 2017. During 2018, the Company had financed equipment purchases, utilized a receivables agreement to facilitate working capital, and secured a demand note financing (discussed below under Liquidity and Capital Resources).

During 2018, we incurred a net operating loss from continuing operations of $65.5 million compared with a net operating loss from 2017 of $13.7 million.

Accounts receivable decreased $5.5 million to $0.2 million at December 31, 2018 from $5.7 million at December 31, 2017 due primarily to the Company’s decision to suspend its U.S. well stimulation operations and only conducting pump down operations that contributed significantly reduced revenue and related accounts receivable in the fourth quarter of 2018.

Prepaids decreased $0.6 million to $0.1 million at December 31, 2018 from $0.7 million at December 31, 2017 due primarily to vehicle registration fees for U.S. vehicles being amortized with no added registration fees attributable to the asset sales in the U.S as well as other various other non-recurring prepaids as a result of our election to suspend our U.S. well stimulation operations and significantly reduce our U.S. workforce in alignment with potential near-term opportunities.

Accounts payable increased $3.4 million to $15.2 million at December 31, 2018 from $11.8 million at December 31, 2017 attributable to delays in payments being made to vendors.

Short-term notes payable increased $7.9 million to $7.9 million at December 31, 2018 from $0.0 million at December 31, 2017 due to borrowings made during 2018 associated with our demand promissory note described below in “Liquidity and Capital Resources.”

Liquidity and Capital Resources

Our primary sources of liquidity to date have been proceeds from various equity and debt offerings which are discussed in “Part II – Item 8 – Financial Statements and Supplemental Data – Notes to consolidated financial statements – Note 9 – Equity.”

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

On August 8, 2017, the Company closed on a private placement of shares of the Company’s common stock providing gross proceeds of $28 million, with net of costs proceeds of $26.7 million (the “August 2017 PIPE”). As part of the offering, the Company issued an aggregate of 19,580,420 shares of its common stock for $1.43 per share to two existing stockholders and several new institutional investors. The proceeds from this offering were used to finance capital expenditures to support the Company’s new fourth quarter 2017 customer contract in Oklahoma, for working capital and for other general corporate purposes.

We monitored potential capital sources, including equity and debt financings, in order to meet our planned capital expenditures and liquidity requirements. Our historical growth strategy was dependent on our ability to raise capital as needed to, among other things, finance the purchase of additional equipment.

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

All of our obligations under the Note are guaranteed by our wholly owned subsidiary, EcoStim, Inc. (“EcoStim”), and secured by a security interest (subject to permitted liens) in substantially all of our personal property, including 100% of the outstanding equity of the our U.S. subsidiaries (including EcoStim) and 65% of the outstanding equity of our non-U.S. subsidiaries; provided, however, that the Lender had a subordinate lien on those of our assets that were subject to the lien of Porter Capital pursuant to the Receivables Agreement prior to the termination of such agreement as discussed elsewhere in this Form 10-K.

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

Under the terms of the Receivables Agreement, we were obligated to pay interest on the face amount of the outstanding and unpaid Accounts purchased by Buyer, less the amount of the reserve account, at an interest rate equal to the Prime Rate (as defined in the Receivables Agreement) plus 8.25%. We were also obligated under the Receivables Agreement to pay certain fees, including a fee (the “Minimum Term Fee”) payable upon termination of the agreement in an amount equal to: (i) the monthly interest rate multiplied by $5 million, multiplied by the number of months in the agreement term, less the amount of actual interest paid during the term of the agreement; or (ii) following the occurrence of an Event of Default (as defined below) that has not been cured within the time periods contemplated under the agreement, $1.8 million, less the amount of actual interest paid during the term of the agreement. The Minimum Term Fee was also subject to reduction under certain circumstances if Buyer did not purchase certain eligible Accounts that are presented for purchase by us.

All of our obligations under the Receivables Agreement were secured by liens on certain of our assets, including the accounts receivable, chattel paper, inventory relating to our U.S. operations and substantially all of our equipment for our U.S. operations (excluding equipment subject to vendor financing). The Receivables Agreement further provided for customary events of default (“Events of Default”), including but not limited to the failure to make payments when due; insolvency events; the failure to comply with covenant obligations arising under the agreement or other agreements with Buyer or its affiliates; and breaches of representations and warranties. Upon the occurrence of an Event of Default, Porter Capital could have terminated the Receivables Agreement and declared all of our outstanding obligations under the Receivables Agreement to be due and payable. The Receivables Agreement had an initial term of one year, and would have renewed for successive one-year terms unless we provided notice of cancellation in accordance with the terms of the Agreement. The Receivables Agreement could be terminated prior to the expiration of the term upon written notice and payment of our obligations thereunder.

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

For sales of our receivables under this Receivables Agreement, the Company applies the guidance in ASC 860, “Transfers and Servicing – Sales of Financial Assets”, which requires the derecognition of the carrying value of those accounts receivable in the Condensed Consolidated Balance Sheets.

Argentina Operations. In Argentina, we have been operating under a transition agreement with our primary customer since May 2018 and continued to provide services under that agreement during the third quarter of 2018. In the fourth quarter of 2018, we did not provide any significant services to our primary customer in Argentina under the transition agreement or otherwise, and we did not generate any significant revenue from our Argentina operations during the fourth quarter of 2018. In addition, as reported previously, on March 18, 2019, the Company signed an agreement with an unrelated third party to purchase all material machinery and equipment assets in Argentina. The transactions contemplated by this agreement are expected to close in phases over an approximate three-month period in the second quarter of 2019. Following the consummation of these transactions, the Company expects to shut down its Argentina subsidiary.

Sources and Uses of Cash

Net cash used in operating activities was $13.6 million for the year ended December 31, 2018 and $15.1 million for the year ended December 31, 2017. The decrease in cash used was primarily due to decreases in accounts receivable and inventory and an increase in accounts payable, attributable to the decrease in operational activity during the fourth quarter of 2018 in both Argentina and the U.S. and the slowing in payments of accounts payable.

Net cash used in investing activities was $1.2 million for the year ended December 31, 2018 and $35.4 million for the year ended December 31, 2017. This decrease was primarily due to the decrease in purchases of equipment for the twelve months ended December 2018 compared with the twelve months ended December 2017. Purchases were higher for the twelve months ended December 2017 due to the start-up and expansion of operations in our U.S. segment during the twelve months ended December 2017. The decrease was also due to proceeds received in 2018 as a result of selling U.S. based operational assets during the fourth quarter of 2018.

Net cash provided by financing activities was $11.6 million for the year ended December 31, 2018 and $57.0 million for the year ended December 31, 2017. The decrease was primarily attributable to sales of common stock of $41.6 million, net of issuance cost, during 2017, as well as $7.2 million greater proceeds from notes payable, net of cost, during 2017 when compared to the same period ended December 31, 2018. These were offset by an increase in 2018 in cash provided by the sale of preferred stock and an increase in payments made on our notes payable compared to the same period ended December 31, 2017.

The following table summarizes our financing activities cash flows for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
Financing Activities
Proceeds from sale of common stock	$—	$41,624,402
Proceeds from sale of preferred stock, net	9,702,793	—
Proceeds from notes payable	11,537,417	18,719,126
Payments on notes payable	(9,160,095)	(2,587,852)
Payments on capital lease	(518,236)	(789,166)

Net cash provided by financing activities	$11,561,879	$56,966,510

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

On July 13, 2016, the Company entered into an At-Market Issuance Sale Agreement as disclosed in Note 9 – Equity. During 2016, the Company sold 796,573 shares through this agreement for total gross proceeds of $1,722,596 before deducting approximately $164,000 of commissions. During 2017, the Company sold 563,753 shares through this agreement for total gross proceeds of $982,385 before deducting approximately $13,105 of commissions.

In 2017, the Company converted all of its outstanding convertible notes into common stock pursuant to the Fir Tree Transactions, raised gross proceeds of $15.0 million, and net of costs proceeds of $14.9 million through the July 2017 PIPE, and raised gross proceeds of $28 million, with net of costs proceeds of $26.7 million, through the August 2017 PIPE.

For additional information, see “Liquidity and Capital Resources” above.

We had a net decrease in cash and cash equivalents of $3.2 million for the year ended December 31, 2018, compared to a net increase in cash and cash equivalents of $6.5 million during the year ended December 31, 2017 primarily resulting from a reduction in our proceeds from stock issuances for 2018 compared with 2017, offset by a reduction in equipment purchases for 2018 compared with 2017.

We do not generate positive cash flow. Further, our liquidity provided by our existing cash and cash equivalents may not be sufficient to fund our cash requirements in 2019.

Capital Requirements

The energy services business is capital intensive, requiring significant investment to expand, upgrade and maintain equipment. Historically, our primary uses of capital have been the acquisition of equipment, working capital to finance our operations and general administrative expenses.

We intend to incur minimal capital expenditures during 2019, and only those required to maintain our current assets being utilized in operations or as required for sale of an asset.

Impact of Inflation on Operations

Inflation can have a significant impact on operations. Historically, we have purchased our equipment and materials from suppliers who provide competitive prices and employ skilled workers from competitive labor markets. If inflation in the general economy increases, our costs for equipment, materials and labor could increase as well. Also, increases in activity in oilfields can cause upward wage pressures in the labor markets from which we hire employees as well as increases in the costs of certain materials and key equipment components used to provide services to our customers. Inflation in Argentina has had a significant impact on our business, driving the weakening of the Argentine Peso against the U.S. dollar by over 102% during 2018. As a result, the Company has recognized significant foreign currency translation losses for the year to date 2018.

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no material off-balance sheet arrangements except for the operating leases and purchase commitments under supply and transportation agreements disclosed under Note 12 – Commitments and Contingencies. The term “off-balance sheet arrangements” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have (i) any obligation arising under a guarantee contract, derivative instrument or variable interest or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Going Concern. Under Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern, we are required to evaluate whether there is a substantial doubt about our ability to continue as a going concern each reporting period, including interim periods. In evaluating our ability to continue as a going concern, management has considered conditions and events that could raise substantial doubt about our ability to continue as a going concern for 12 months following the date our financial statements are issued (May 10, 2018), including our current financial condition and liquidity sources, including current cash balances, forecasted cash flows, our obligations due before May 10, 2019, including our obligations described in Note 12 - Commitments and Contingencies to the condensed consolidated financial statements included in Part I – Item 1 of this Form 10-Q, and the other conditions and events described below.

We have incurred substantial net losses and losses from operations since inception. As of December 31, 2018, we had cash and cash equivalents of approximately $3.7 million and a working capital deficit of approximately $5.0 million. We do not have access to a working capital facility and may not have access to other sources of external capital on reasonable terms or at all. In September 2018, we elected to suspend our U.S. well stimulation operations and significantly reduce our U.S. workforce in alignment with potential near-term opportunities. As a result, as of November 14, 2018, we were only conducting pump down operations in the U.S. and will not generate any material revenue from our U.S. operations in future periods unless we are able to obtain access to additional third party capital to fund our future operations on reasonable terms or are otherwise able to consummate a strategic transaction. In Argentina, we have been operating under a transition agreement with our primary customer since May 2018. Following the third quarter of 2018, we have not provided any services to our primary customer in Argentina under the transition agreement or otherwise, and we did not generate any revenue from our Argentina operations in the fourth quarter of 2018. We do not expect to generate any material revenue from our Argentina operations in future periods. As of December 31, 2018, the outstanding aggregate principal amount of our outstanding Negotiable Demand Promissory Note was approximately $7.8 million. If our obligations under the Negotiable Demand Promissory Note are accelerated pursuant to its terms, there can be no assurance that we will have sufficient funds to repay such obligations or our other obligations.

Management’s plans to alleviate substantial doubt include: (i) pursuing the sale of a substantial majority of the equipment, inventory and other operating assets relating to our U.S. operations; (ii) using the proceeds from asset sales to reduce our outstanding liabilities and improve our liquidity; (iii) pursuing the sale of our Argentina assets; (iv) significantly reducing costs and expenses which would include, but not limited to significantly reducing our U.S. workforce in alignment with potential near-term opportunities, which actions have been substantially implemented; and (v) taking other steps to reduce costs and liabilities. However, there can be no assurance as to the ultimate consummation, timing or amount of proceeds generated from any such asset sales or other actions. Based on the uncertainty of achieving these items and the significance of the factors described above, there is substantial doubt as to our ability to continue as a going concern for a period of 12 months following May 10, 2019.

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

All of the equity offerings with the exception of the April 2, 2018 private placement noted above are as discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, Part II – Item 8 – Financial Statements and Supplemental Data – Notes to consolidated financial statements – Note 9 – Equity.

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

All of our obligations under the Note are guaranteed by our wholly owned subsidiary, EcoStim, Inc. (“EcoStim”), and secured by a security interest (subject to permitted liens) in substantially all of our personal property, including 100% of the outstanding equity of the our U.S. subsidiaries (including EcoStim) and 65% of the outstanding equity of our non-U.S. subsidiaries; provided, however, that the Lender had a subordinate lien on those of our assets that were subject to the lien of Porter Capital pursuant to the Receivables Agreement prior to the termination of such agreement as discussed elsewhere in this Form 10-K.

Working Capital. As of December 31, 2018, our cash and cash equivalents were approximately $3.7 million, as compared to $3.9 million as of September 30, 2018, $1.9 million as of June 30, 2018 and $8.8 million as of December 31, 2017. Our working capital, which we define as the difference between our current assets and our current liabilities, is an indication of our liquidity and our potential requirements for short-term financing. Changes in our working capital are driven generally by changes in our accounts receivable, changes in our accounts payable, credit extended to and the timing of collections from our customers, and the level and timing of our capital expenditures. As of December 31, 2018, we had a working capital deficit of approximately $5.5 million, as compared to a working capital deficit of $28.3 million as of September 30, 2018, $20.8 million as of June 30, 2018 and $2.0 million as of December 31, 2017. This decrease in working capital deficit occurred primarily as a result of the reclassification of our long-term assets (primarily property, plant and equipment) to current assets held for sale of approximately $25.0 million.

Argentina Operations. As discussed under “– Business Segments – Argentina Segment,” we have incurred losses under out two-year contract with our primary customer in Argentina. We have been operating under a transition agreement with our primary customer in Argentina since May 2018 and we continued to provide services under that agreement during the third quarter of 2018. Subsequent to the third quarter of 2018, we have not provided any services to our primary customer in Argentina under the transition agreement or otherwise, and we did not generate any revenue from our Argentina operations in the fourth quarter of 2018. We did not generate any material revenue from our Argentina operations in the fourth quarter of 2018 and may not generate any material revenue in future periods. As of December 31, 2018, the working capital associated with our Argentina operations was approximately $9.2 million (amount includes asset held for sale reclassification of $12.5 million from long-term into current), as compared to working capital of $2.5 million as of September 30, 2018, $2.4 million as of June 30, 2018 and $2.3 million as of December 31, 2017. As a result, our Argentina operations may require access to additional capital, which may not be available on reasonable terms or at all. If we are unable to obtain a sufficient amount of funds, we may not be able to satisfy the working capital requirements, indebtedness or other obligations of our operations in Argentina.

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

On March 18, 2019, the Company entered into an Asset Purchase Agreement with an unrelated third party to dispose of substantially all of the assets and equipment used in the Company’s operations in Argentina for a purchase price of approximately $13 million. The transaction is expected to close in phases over approximately 90 days from the date of signing.

Receivables Agreement. On February 8, 2018, we entered into a Recourse Receivables Purchase & Security Agreement (the “Receivables Agreement”) with Porter Capital Corporation (“Porter Capital”). Under the terms of the Receivables Agreement, we were able, from time to time to sell accounts receivable (“Accounts”) to Porter Capital in exchange for funds in an amount equal to 80% (or less as percentage is subject to credit limits established by Porter Capital) of the face amount of the applicable Account at the time of sale of the Account, with the remaining 20% of the face amount of the applicable Account to be held back as a required reserve amount to be paid to us following Porter Capital’s receipt of payment on the Account by the account debtor, less applicable fees and interest charges. The total face amount of outstanding Accounts purchased by Porter Capital under the Receivables Agreement could not exceed $12.5 million.

Under the terms of the Receivables Agreement, we were obligated to pay interest on the face amount of the outstanding and unpaid Accounts purchased by Porter Capital, less the amount of the reserve account, at an interest rate equal to the Prime Rate (as defined in the Receivables Agreement) plus 8.25%. We were obligated under the Receivables Agreement to pay certain fees, including a fee (the “Minimum Term Fee”) payable upon termination of the agreement in an amount equal to: (i) the monthly interest rate multiplied by $5 million, multiplied by the number of months in the agreement term, less the amount of actual interest paid during the term of the agreement; or (ii) following the occurrence of an Event of Default (as defined below) that had not been cured within the time periods contemplated under the agreement, $1.8 million, less the amount of actual interest paid during the term of the agreement. The Minimum Term Fee was also subject to reduction under certain circumstances if Porter Capital did not purchase certain eligible Accounts that were presented for purchase by us.

All of our obligations under the Receivables Agreement were secured by liens on certain of our assets, including the accounts receivable, chattel paper, inventory relating to our U.S. operations and certain equipment used for our U.S. operations (excluding equipment subject to vendor financing) (collectively the “Collateral”). The Receivables Agreement had an initial one-year term, with us being permitted to terminate the Receivables Agreement prior to the expiration of the initial term upon written notice to Porter Capital and payment of our outstanding obligations under the Receivables Agreement, including the Minimum Term Fee. On October 19, 2018, we delivered a notice to Porter Capital of our election to terminate the Receivables Agreement following the payment of our remaining obligations thereunder, including a Minimum Term Fee of approximately $0.2 million. As a result, we will no longer be able to obtain funds under the Receivables Agreement and the Collateral has been released from the liens that had secured our obligations under the Receivables Agreement.

For sales of our receivable under this Receivables Agreement, the Company applies the guidance in ASC 860, “Transfers and Servicing – Sales of Financial Assets”, which requires the derecognition of the carrying value of those accounts receivable in the Consolidated Balance Sheets. For the year ended December 31, 2018, $31.0 million of accounts receivable transferred pursuant to the Receivables Agreement qualified as sales of receivables and the carrying amounts were derecognized. There was no loss associated with the sales of these receivables. Upon termination on October 19, 2018, we were owed $0.5 million representing the held back required reserve amount to be paid to us following Porter Capital’s receipt of payment on the Account by the account debtor. This balance was paid prior to December 31, 2018. Additionally, in connection with the termination of the Receivables Agreement in October 2018, we were refunded approximately $0.2 million from Porter Capital after payment of the Minimum Term Fee.

Critical Accounting Policies

For a complete summary of our significant accounting policies, refer to Note 2, Basis of Presentation and Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Revenue Recognition. Effective January 1, 2018, the Company adopted a comprehensive new revenue recognition standard, ASC Topic 606-Revenue from Contracts with Customers. The details of the significant changes to accounting policies resulting from the adoption of the new standard are set out below. The Company adopted the standard using a modified retrospective method; accordingly, the comparative information for the years ended December 31, 2017 and 2016 has not been adjusted and continues to be reported under the previous revenue standard. The adoption of this standard did not have a material impact to the consolidated financial position, reported revenue, results of operations or cash flows as of and for the year ended December 31, 2018.

Under the new standard, revenue recognition is based on the transfer of control, or the customer’s ability to benefit from the services and products in an amount that reflects the consideration expected to be received in exchange for those services and products. In recognizing revenue for services and products, the transaction price is determined from sales orders or contracts with customers. Revenue is recognized at the completion of each fracturing stage, and in most cases the price at the end of each stage is fixed, however, in limited circumstances contracts may contain variable consideration.

Variable consideration typically may relate to discounts, price concessions and incentives. We estimate variable consideration based on the amount of consideration we expect to receive. The Company accrues revenue on an ongoing basis to reflect updated information for variable consideration as performance obligations are met.

The Company also assesses customers’ ability and intention to pay, which is based on a variety of factors including historical payment experience and financial condition. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 45 days.

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

Recent Accounting Pronouncements

See Part II, Item 8, Notes to consolidated financial statements – Note 2 – Basis of Presentation and Significant Accounting Policies.

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

Foreign Currency Risk

During the years ended December 31, 2017 and 2018, we conducted operations in Argentina. The functional currency for our Argentina operations is the U.S. dollar. We and our foreign subsidiaries from time to time will hold foreign currencies. Exchange rate fluctuations will subject us to foreign currency risk. In the future, we could experience fluctuations in financial results from our operations outside the U.S., and there can be no assurance that payments received in foreign currencies can be repatriated to the U.S. or that we will be able, contractually or otherwise, to reduce the foreign currency risks associated with our international operations.

Commodity Price Risk

Our revenues, profitability and future rate of growth significantly depend upon the market prices of oil and natural gas. Lower prices may also reduce the amount of oil and gas that can economically be produced.

Item 8.	Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Eco-Stim Energy Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eco-Stim Energy Solutions, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations and has a net capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2013.

/s/ Whitley Penn LLP

Houston, Texas

May 10, 2019

ECO-STIM ENERGY SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$3,741,627	$6,970,926
Accounts receivable, net of allowance	182,464	5,692,479
Prepaids	81,459	699,150
Other assets	69,235	254,454
Assets held for sale	25,030,359	79,050,532
Total current assets	29,105,144	92,667,541
Property, plant and equipment, net	2,050,000	11,001,273
Total assets	$31,155,144	$103,668,814
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$15,181,502	$11,828,201
Accrued expenses	3,760,135	1,606,922
Short-term notes payable	7,916,188	—
Liabilities held for sale	7,703,411	17,552,929
Total current liabilities	34,561,236	30,988,052
Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 30,000 designated as Series A Convertible Preferred Stock, 10,600 of Series A Preferred issued and outstanding at December 31, 2018 and none issued or outstanding at December 31, 2017	11	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 18,849,935 issued and 18,844,472 outstanding at December 31, 2018 and 18,649,937 issued and 18,644,474 outstanding at December 31, 2017	75,400	74,578
Additional paid-in capital	155,850,502	144,071,119
Treasury stock, at cost; 5,462 common shares at December 31, 2018 and December 31, 2017	(57,469)	(57,469)
Accumulated deficit	(159,274,536)	(71,407,466)
Total stockholders’ equity (deficit)	(3,406,092)	72,680,762
Total liabilities and stockholders’ equity (deficit)	$31,155,144	$103,668,814

See accompanying notes to consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017
Revenues	$40,709,621	$24,464,164

Operating cost and expenses:
Cost of services	51,578,914	28,550,114
Selling, general, and administrative expenses	11,654,363	6,890,843
Depreciation and amortization expense	14,199,357	2,760,277
Impairment of assets	28,803,756	—
Total operating costs and expenses	106,236,390	38,201,234
Operating loss	(65,526,769)	(13,737,070)
Other income (expense):
Interest expense	(1,685,117)	(1,695,494)
Interest forgiven	—	634,477
Other expense	(274,528)	(12,647)
Total other expense	(1,959,645)	(1,073,664)
Net loss from continuing operations	$(67,486,414)	$(14,810,734)
Loss from discontinued operations	(20,380,656)	(12,136,143)
Net loss	(87,867,070)	(26,946,877)

Basic and diluted loss per share continuing operations	$(3.60)	$(0.90)
Basic and diluted loss per share discontinued operations	(1.09)	(0.73)
Basic and diluted loss per share	$(4.69)	$(1.63)

Weighted average number of common shares outstanding-basic and diluted	18,726,628	16,516,354

See accompanying notes to consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017
Operating Activities
Net loss	$(87,867,070)	$(26,946,877)
Adjustments to reconcile net loss from operations to net cash provided by operating activities:
Depreciation and amortization	14,199,357	2,760,277
Amortization of debt discount and loan origination cost	70,167	459,797
Impairment of fixed assets	28,803,756	—
Stock based compensation	2,977,423	1,754,706
Gain on sale of fixed assets	(1,257,273)	—
Changes in operating assets and liabilities:
Accounts receivable	5,510,015	(1,217,914)
Inventory	550,422	(3,699,245)
Prepaids and other assets	2,128,418	3,080,224
Accounts payable and accrued expenses	912,083	(3,447,915)
Net cash used in operating activities of continuing operations	(33,972,702)	(27,256,947)
Net cash provided by operating activities of discontinued operations	20,380,656	12,136,143
Net cash used in operating activities	(13,592,046)	(15,120,804)
Investing Activities
Purchases of equipment	(9,832,074)	(34,831,333)
Proceeds from sale of equipment	8,635,788	—
Net cash used in investing activities of continuing operations	(1,196,286)	(34,831,333)
Net cash used in investing activities of discontinued operations	(2,846)	(548,108)
Net cash used in investing activities	(1,199,132)	(35,379,441)
Financing Activities
Proceeds from sale of common stock, net	—	41,624,402
Proceeds from sale of preferred stock, net	9,702,793	—
Proceeds from notes payable	11,537,417	18,719,126
Payments on notes payable	(9,160,095)	(2,587,852)
Payments on capital lease	(518,236)	(789,166)
Net cash provided by financing activities	11,561,879	56,966,510
Net increase (decrease) in cash and cash equivalents	(3,229,299)	6,466,265
Cash and cash equivalents, beginning of year	6,970,926	504,661
Cash and cash equivalents, end of year	$3,741,627	$6,970,926
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$1,227,002	$385,259
Cash paid during the year for income taxes	$309,417	$541,723
Non-cash transactions
Property, plant and equipment additions in accounts payable	$1,760,514	$1,669,057
Notes payable settled through recapitalization	$—	$22,000,000
Conversion of debt to equity	$—	$41,195,599
Equipment purchased with notes payable	$44,503	$8,807,582
Accrued but unpaid dividends	$900,000	$—
Return of capital leased assets	$4,617,223	$—

See accompanying notes to consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2018 AND 2017

	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2016	—	$—	3,621,485	$14,485	$59,556,505	$(57,469)	$(44,460,589)	$15,052,932
Sale of common stock, net	—	—	7,536,043	30,086	42,519,083	—	—	42,549,169
Common stock-based compensation	—	—	107,713	468	1,754,238	—	—	1,754,706
Stock issued upon conversion of debt, net of costs	—	—	7,384,696	29,539	40,241,293	—	—	40,270,832
Net loss			—	—	—	—	(26,946,877)	(26,946,877)
Balance at December 31, 2017	—	$—	18,649,937	$74,578	$144,071,119	$(57,469)	$(71,407,466)	$72,680,762
Common stock-based compensation	—	—	199,998	822	2,976,601	—	—	2,977,423
Preferred stock based issuance, net of costs	10,600	11	—	—	9,702,782	—	—	9,702,793
Preferred Dividends	—	—	—	—	(900,000)	—	—	(900,000)
Net loss	—	—	—	—	—	—	(87,867,070)	(87,867,070)
Balance at December 31, 2018	10,600	$11	18,849,935	$75,400	$155,850,502	$(57,469)	$(159,274,536)	$(3,406,092)

See accompanying notes to consolidated financial statements.

ECO-STIM ENERGY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

1. Nature of Business

Historically, Eco-Stim Energy Solutions, Inc. operated as a technology-driven independent oilfield services company that offered well stimulation, coiled tubing and field management services to the upstream oil and gas industry. In September 2018, we completed work under our pressure pumping contract with our primary U.S. customer. Given the current weakness of the U.S. well stimulation market, in September 2018 we elected to suspend our U.S. well stimulation operations and significantly reduce our U.S. workforce in alignment with potential near-term opportunities, including pump down and miscellaneous pumping services. In Argentina, we previously operated under a transition agreement with our primary customer since May 2018 through the third quarter of 2018. Subsequent to the third quarter of 2018, we have not provided any significant services to our primary customer in Argentina under the transition agreement or otherwise and have not generated any material revenue from our Argentina operations since the third quarter of 2018.

During the fourth quarter of 2018, the Company completed the disposition of certain of its U.S. equipment and other operating assets to unrelated third parties in several separate transactions in exchange for aggregate cash proceeds, before commissions and selling expenses, of approximately $5.7 million. On January 24, 2019, the Company completed the disposition of certain of its U.S. equipment to an unrelated party in exchange for approximately $2.8 million of aggregate cash proceeds, before commissions and selling expenses. On February 21, 2019, the Company completed the disposition of certain of its U.S. equipment to an unrelated party in exchange for approximately $6.2 million of aggregate cash proceeds, before commissions and selling expenses. On March 14, 2019, the Company completed the disposition of certain of its U.S. equipment to an unrelated party in exchange for approximately $2.1 million of aggregate cash proceeds, before commissions and selling expenses. Net of commissions, the Company received approximately $16.8 million. In the U.S., we have sold materially all of the equipment, inventory and other operating assets relating to our U.S. operations and terminated all field level employees.

On March 18, 2019, the Company signed an agreement with an unrelated third party to purchase all of our material equipment and machinery assets in Argentina. See note 18. Subsequent Events.

2. Basis of Presentation and Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The consolidated financial statements for the years ended December 31, 2018 and 2017 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business and were prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and include the assets, liabilities, revenues and expenses of the Company’s subsidiaries.

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

Going Concern

Under Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern, the Company is required to evaluate whether there is a substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management has considered conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following the date the Company’s financial statements are issued (May 10, 2019), including the Company’s current financial condition and liquidity sources, including current cash balances, forecasted cash flows, the Company’s obligations due before May 10, 2019, including the Company’s obligations described in Note 6 – Commitments and Contingencies, and the other conditions and events described below.

The Company has incurred substantial net losses and losses from operations since inception. As of December 31, 2018, the Company had cash and cash equivalents of approximately $3.7 million and working capital deficit of approximately $5.5 million. The Company does not have access to a working capital facility and may not have access to other sources of external capital on reasonable terms or at all. In September 2018, the Company elected to suspend its U.S. well stimulation operations and significantly reduce its U.S. workforce in alignment with potential near-term opportunities. As a result, beginning in the fourth quarter of 2018, the Company was only conducting pump down operations in the U.S. and the Company did not generate any material revenue from its U.S. operations in the fourth quarter of 2018, and as of May 10, 2019, has not generated any material revenue from its U.S. operations. In addition, the Company does not expect that its U.S. operations will generate any material revenue in future periods. In Argentina, the Company had been operating under a transition agreement with its primary customer since May 2018. Following the third quarter of 2018, the Company has not provided any services to its primary customer in Argentina under the transition agreement or otherwise, and the Company did not generate any significant revenue from its Argentina operations during the fourth quarter of 2018.

As of December 31, 2018, the outstanding aggregate principal amount of the Company’s outstanding Negotiable Demand Promissory Note was approximately $7.9 million. If the Company’s obligations under the Negotiable Demand Promissory Note are accelerated pursuant to its terms, there can be no assurance that the Company will have sufficient funds to repay such obligations or the Company’s other obligations.

Management’s plans to alleviate substantial doubt include: (i) pursuing the sale of a substantial majority of the equipment, inventory and other operating assets relating to the Company’s U.S. operations; (ii) using the proceeds from asset sales to reduce the Company’s outstanding liabilities and improve its liquidity; (iii) pursuing strategic alternatives, including alternatives for the Company’s operations in Argentina which could include selling, reducing the scale of, or shutting down the Company’s operations in Argentina; (iv) significantly reducing the Company’s U.S. workforce in alignment with potential near-term opportunities, which actions have been substantially implemented; (v) pursuing new work for the Company’s operations in Argentina; and (vi) taking other steps to reduce costs and liabilities. However, there can be no assurance as to the ultimate consummation, timing or amount of proceeds generated from any such asset sales or other actions. Based on the uncertainty of achieving these items and the significance of the factors described above, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of 12 months following May 10, 2019.

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

Revenue is earned at a point in time when services are rendered, which is generally on a per stage basis for our well stimulation business or fixed daily rate for the Company’s coiled tubing operations. All revenue is recognized when a contract with a customer exists, the performance obligations under the contract have been satisfied, the amount to which the Company has the right to invoice has been determined and collectability of amounts subject to invoice is probable. The Company does not incur contract acquisition and origination costs. Taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from revenues in the consolidated statements of operations and net cash provided by operating activities in the consolidated statements of cash flows.

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

Disaggregation of Revenue

Revenue activities from continuing operations during twelve months ended December 31, 2018 and 2017, respectively were as follows:

	Year Ended December 31,
	2018	2017

Revenues by service type:
Well stimulation	$40,709,621	$24,464,164
Total	$40,709,621	$24,464,164

See also Item 8. Notes to Consolidated Financial Statements, Note 16: Segment Reporting

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

Net Loss per Common Share

For the twelve months ended December 31, 2018 and 2017, the weighted average shares outstanding excluded shares of common stock issuable upon the exercise of certain stock options and shares of common stock issuable upon the conversion of outstanding shares of Series A Preferred totaling 3,303,721 and 401,393, respectively, from the calculation of diluted earnings per share because these shares would be anti-dilutive. As of June 20, 2017, the Company’s convertible debt was converted into common stock at $1.40 per share and therefore the Company no longer has any convertible debt outstanding. Anti-dilutive warrants of 25,000 for each of the twelve months ended December 31, 2018 and 2017 were also excluded from the weighted average share outstanding calculation.

Accounts Receivable

Accounts receivable are stated at amounts management expects to collect from outstanding balances both billed and unbilled (unbilled accounts receivable represents amounts recognized as revenue for which invoices have not yet been sent to clients). Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. The Company evaluated all accounts receivable and determined that an allowance for doubtful accounts was necessary at December 31, 2018, but that no allowance was needed at December 31, 2017. The allowance for doubtful accounts was deemed necessary at December 31, 2018 due to the aging of our Argentina unbilled accounts receivable of $2.1 million being greater than 120 days placing into question our ability to collect on these amounts.

Prepaids and Other Assets

Prepaid expenses and other assets are primarily comprised of U.S. prepaid vehicle registration fees.

Property, Plant and Equipment

Property, Plant and Equipment (“PPE”) is stated at historical cost less depreciation. Historical cost includes expenditures that are directly attributable to the acquisition of the items.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets for financial reporting purposes. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold or abandoned, and the related accumulated depreciation are eliminated from the accounts and any gains or losses are reflected in the accompanying consolidated statements of operations for the respective period.

The estimated useful lives of our major classes of PPE are as follows:

Major Classes of PPE	Estimated Useful Lives
Machinery and equipment	2-7 years
Vehicles	5 years
Leasehold improvements	5 years (or the life of the lease)
Furniture and office equipment	3-5 years

In September 2018, we sold certain of our non-core U.S. equipment for $2.9 million, recognizing a gain of $0.3 million. The proceeds were used to fund the general operations of the business. During the fourth quarter of 2018, we sold approximately $5.7 million of plant and equipment and recognized a gain of approximately $0.9 million.

Leases

The Company leased certain equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes. Any lease that does not meet the criteria for a capital lease is accounted for as an operating lease. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the related assets. Assets under capital leases are amortized using the straight-line method over the lease term. Amortization of assets under capital leases is included in depreciation expense.

Stock-Based Compensation

The Company accounts for its stock options, warrants, and restricted stock grants under the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The Company currently uses the straight-line amortization method for recognizing stock option and restricted stock compensation costs. The measurement and recognition of compensation expense for all share-based payment awards made to our employees, directors or outside service providers are based on the estimated fair value of the awards on the grant dates. The grant date fair value is estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost is recognized over the period during which an employee, director or outside service provider is required to provide service in exchange for the award, i.e., “the requisite service period” (which is usually the vesting period). The Company also estimates the number of instruments that will ultimately be earned, rather than accounting for forfeitures as they occur. For the years December 31, 2018 and 2017, the Company recorded $2,977,423 and $1,754,706, respectively, of stock-based compensation, which is included in cost of services, and selling, general and administrative expense, in the statement of operations. Total unamortized stock-based compensation expense at December 31, 2018 was $1,432,391 compared to $3,247,370 at December 31, 2017.

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

During the fourth quarter of 2018, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with our decision to pursue the sale of a substantial majority of our U.S. equipment and suspension of our U.S. well stimulation operations, as well as our decision in Argentina to seek opportunities for sale of our assets or business. The Company recorded a loss on impairment during the fourth quarter of 2018 of $5.5 million and $4.4 million (included in discontinued operations) in our U.S. and Argentina segments, respectively. The impairments were measured using the market approach utilizing current net realizable values received in the sale of the assets subsequent to December 31, 2018.

Major Customers and Concentration of Credit Risk

The majority of the Company’s business from inception through the first quarter of 2017 was conducted with major and independent oil and natural gas companies in Argentina. For the twelve months ending December 31, 2018, 78% or $40.7 million and 22% or $11.4 million of our revenue is from the U.S. and Argentina, respectively. The Company evaluates the financial strength of its customers and provides allowances for probable credit losses when deemed necessary. The Company has historically derived a large amount of revenue from a small number of national and independent oil and natural gas companies. At December 31, 2018, the Company had a concentration of receivables with two customers.

For the twelve months ended December 31, 2018 and 2017, two major customers accounted for approximately 97% and 74% of our services revenue, respectively. Our accounts receivable at December 31, 2018 and 2017 were concentrated with two major customers representing 88% and 78%, respectively. The Company did not generate any material revenue from these customers following the third quarter of 2018.

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

The Company is subject to U.S. federal and foreign income taxes along with state income and franchise taxes in Texas and Oklahoma. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

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

Accounting Guidance Issued But Not Adopted as of December 31, 2018

On February 25, 2016, the FASB issued ASU 2016-02 Leases (Topic 842), which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its future condensed consolidated financial statements and related disclosures but does not expect adoption of have a material impact.

3. Accounts Receivable

Accounts receivable by category were as follows:

	December 31, 2018	December 31, 2017
Billed	$116,314	$2,218,227
Unbilled	66,150	3,474,252
Total accounts receivable	$182,464	$5,692,479

As of December 31, 2018, $66,150 unbilled accounts receivable related to the U.S., and were billed subsequent to December 31, 2018.

Receivables Agreement. On February 8, 2018, we entered into a Recourse Receivables Purchase & Security Agreement (the “Receivables Agreement”) with Porter Capital Corporation (“Porter Capital”). Under the terms of the Receivables Agreement, we sold accounts receivable (“Accounts”) to Porter Capital in exchange for funds in an amount equal to 80% (or less as percentage is subject to credit limits established by Porter Capital) of the face amount of the applicable Account at the time of sale of the Account, with the remaining 20% of the face amount of the applicable Account to be held back as a required reserve amount to be paid to us following Porter Capital’s receipt of payment on the Account by the account debtor, less applicable fees and interest charges. The total face amount of outstanding Accounts purchased by Porter Capital under the Receivables Agreement could not exceed $12.5 million.

Under the terms of the Receivables Agreement, we were obligated to pay interest on the face amount of the outstanding and unpaid Accounts purchased by Porter Capital, less the amount of the reserve account, at an interest rate equal to the Prime Rate (as defined in the Receivables Agreement) plus 8.25%. We were obligated under the Receivables Agreement to pay certain fees, including a fee (the “Minimum Term Fee”) payable upon termination of the agreement in an amount equal to: (i) the monthly interest rate multiplied by $5 million, multiplied by the number of months in the agreement term, less the amount of actual interest paid during the term of the agreement; or (ii) following the occurrence of an Event of Default (as defined below) that has not been cured within the time periods contemplated under the agreement, $1.8 million, less the amount of actual interest paid during the term of the agreement. The Minimum Term Fee was also subject to reduction under certain circumstances if Porter Capital did not purchase certain eligible Accounts that were presented for purchase by us.

All of our obligations under the Receivables Agreement were secured by liens on certain of our assets, including the accounts receivable, chattel paper, inventory relating to our U.S. operations and certain equipment used for our U.S. operations (excluding equipment subject to vendor financing) (collectively, the “Collateral”). The Receivables Agreement further provided for customary events of default (“Events of Default”), including but not limited to the failure to make payments when due; insolvency events; the failure to comply with covenant obligations arising under the agreement or other agreements with Porter Capital or its affiliates; and breaches of representations and warranties. Upon the occurrence of an Event of Default, Porter Capital could terminate the Receivables Agreement and declare all of our outstanding obligations under the Receivables Agreement to be due and payable. The Receivables Agreement had an initial term of one year and would renew for successive one-year terms unless we provided notice of cancellation in accordance with the terms of the Receivables Agreement.

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

For sales of our receivables under this Receivables Agreement, the Company applies the guidance in ASC 860, “Transfers and Servicing – Sales of Financial Assets”, which requires the derecognition of the carrying value of those accounts receivable in the Condensed Consolidated Balance Sheets.

4. Prepaids

Prepaid by category were as follows:

	December 31, 2018	December 31, 2017
Prepaid insurance	$—	$10,866
Prepaid other vendors and vehicle registrations	81,459	688,284
Total prepaid	$81,459	$699,150

A majority of the decrease in Prepaids is attributable to U.S. non-renewal of vehicle registrations associated with vehicles sold or to be sold.

5. Other Assets

	December 31, 2018	December 31, 2017
Deposits	$50,130	$200,846
Other current assets	19,105	53,608
Total other current assets	$69,235	$254,454

A majority of the decrease in other assets is primarily attributable to non-recurring deposits made in 2017 to equipment vendors for equipment purchases.

6. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31, 2018	December 31, 2017
Machinery & equipment	$3,982,112	$11,961,470
Less accumulated depreciation	(1,932,112)	(960,197)
Property, plant and equipment, net	$2,050,000	$11,001,273

Property, plant and equipment, net decreased from December 31, 2017 to December 31, 2018 due primarily to 2018 impairment charges, sales of U.S. assets in the fourth quarter of 2018, and depreciation of $14.2 million recorded during 2018.

7. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2018	December 31, 2017
Accrued salaries	$141,573	$502,994
Accrued accounts payable trade expenses	2,252,171	365,866
Accrued bonuses	121,483	524,000
Accrued sales tax	37,441	—
Accrued dividends	900,000	—
Accrued unused paid time off	199,324	214,062
Accrued interest	108,143	—
Total accrued expenses	$3,760,135	$1,606,922

Accrued accounts payable trade increased from 2018 to 2017 primarily due to the accrual of contract penalties charged by a supply vendor and accruals for U.S. sales taxes owed to state tax authorities owed at December 31, 2018.

8. Debt

The carrying values of our debt obligations as of December 31, 2018 and 2017 were as follows:

	December 31, 2018		December 31, 2017
	Short Term	Long Term	Short Term	Long Term

Demand Note	$7,916,188	$—	$—	$—
Total	$7,916,188	$—	$—	$—

Negotiable Demand Promissory Note

On June 8, 2018, the Company executed a Negotiable Demand Promissory Note (the “Demand Note”) in the principal amount of up to $15.0 million in favor of Eco-Lender, LLC (the “Lender”), a Delaware limited liability company and an affiliate of one or more funds that are managed by Fir Tree Capital Management LP (together with its affiliated funds, “Fir Tree”) and/or its affiliates, which affiliated funds collectively hold a majority of the outstanding shares of capital stock of the Company. Pursuant to the Demand Note, on June 8, 2018, the Lender advanced approximately $5.5 million of gross proceeds and $5.1 million of net proceeds after transaction expenses to the Company (the “Initial Advance”) and on August 16, 2018 the Lender advanced an additional $3.0 million of gross proceeds and $2.97 million of net proceeds to the Company. As of December 31, 2018, the aggregate principal amount outstanding under the Demand Note was approximately $7.9 million.

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

All of the Company’s obligations under the Demand Note are guaranteed by EcoStim, Inc., a Texas corporation and a wholly owned subsidiary of the Company (“EcoStim”), and secured by a security interest (subject to permitted liens) in substantially all of the personal property of the Company and EcoStim, including 100% of the outstanding equity of the Company’s U.S. subsidiaries (including EcoStim) and 65% of the outstanding equity of the Company’s non-U.S. subsidiaries; provided, however, that the Lender had a subordinate lien on those assets of the Company and EcoStim that were subject to the lien of Porter Capital pursuant to the Receivables Agreement. As a result of our October 19, 2018 termination of the Receivables Agreement, all collateral has been released that had been secured under the Receivables Agreement.

Long-Term Notes Payable

Convertible Note Facility

On March 3, 2017, the Company entered into a transaction with Fir Tree pursuant to which Fir Tree purchased from ACM entities $22 million aggregate principal amount of the Company’s outstanding 14% convertible notes which were due in 2018, (“the ACM Note”) and 2,030,436 shares (pre-split) of the Company’s outstanding common stock, par value $0.001 per share. This transaction was part of a comprehensive recapitalization designed to create a path to a potential conversion to equity of substantially all the Company’s debt, subject to stockholder approval. As part of the transaction, the ACM Note was amended and restated (the “A&R Convertible Note”) and the Company issued to Fir Tree an additional $19.4 million aggregate principal amount convertible note (the “New Convertible Note”), representing an additional $17 million aggregate principal amount of convertible notes issued by the Company to Fir Tree on March 3, 2017, and approximately $2.4 million principal amount of convertible notes in payment of accrued and unpaid interest on the ACM Note. The unpaid principal amount of the A&R Convertible Note and the New Convertible Note bore an interest rate of 20% per annum and, if stockholder approval were not obtained, would have matured on May 28, 2018.

After giving effect to these transactions, the Company had approximately $41.4 million of outstanding convertible notes. Fir Tree agreed to convert all the outstanding convertible notes into common stock at a conversion price of $1.40 per share, subject to receipt of stockholder approval and satisfaction of certain other conditions. On June 15, 2017, with stockholder approval, all the outstanding convertible notes were subsequently converted into common stock and the Company issued approximately 29.5 million shares of common stock to Fir Tree as a result of such conversion.

9. Equity

Stockholders’ Equity

The Company has implemented a reverse stock split to reduce the number of shareholders of record to allow the Company to deregister the common stock and reduce ongoing expenses with respect to filings under the Exchange Act. Share amounts reflected in the consolidated financial statements and this note are on a post-stock split basis and give effect to the 4:1 reverse stock split effected by the Company in February 2019, except as indicated otherwise. After the filing of this Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and the filing of a Form 15 to terminate the Company’s reporting obligations under Sections 12(b) and 12(g) of the Exchange Act and suspend the Company’s reporting obligations under Section 15(d) of the Exchange Act, the Company will no longer be subject to certain provisions of the Exchange Act. In particular, the Company’s obligations to publicly file periodic and current reports with the SEC will be suspended.

The Company has 50,000,000 shares of preferred stock authorized at $0.001 par value, 30,000 of which have been designated as Series A Convertible Preferred Stock (“Series A Preferred”). At December 31, 2018 and 2017, the Company had 10,600 shares of Series A Preferred and 0 shares of preferred stock issued and outstanding and none issued or outstanding, respectively. The Company has 200,000,000 shares of Common Stock authorized at $0.001 par value per share, of which 18,849,935 shares were issued and 18,844,472 shares were outstanding as of December 31, 2018 and of which 18,649,937 shares issued and 18,644,474 shares outstanding as of December 31, 2017.

As disclosed previously in Form 8-K filed February 14, 2019, the Company has implemented a reverse stock split. The reverse stock split reduced the number of shareholders of record and allows the Company to deregister the common stock and reduce ongoing expenses with respect to filings under the Exchange Act. Those shareholders who, immediately following the reverse stock split, held only a fraction of a share of the Company’s common stock were paid, in lieu thereof, an amount in cash equal to $0.08 (on a post-split basis) times such fraction of a share and are no longer shareholders of the Company. After the filing of this Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and the filing of a Form 15 to suspend the Company’s reporting obligations under Section 15(d) of the Exchange Act, the Company will no longer be subject to certain provisions of the Exchange Act. In particular, the Company’s obligations to publicly file periodic and current reports with the SEC under Section 15(d) of the Exchange Act will be suspended.

Common Stock and Issuances

On July 6, 2017, the Company closed a private placement of shares of the Company’s common stock providing gross proceeds of $15.0 million, and net of costs proceeds of $14.9 million. As part of the offering, the Company issued 10,000,000 shares (pre-split) of its common stock for $1.50 per share to certain existing shareholders. The proceeds from the offering were used to finance capital expenditures to support existing contracts the Company has in both Oklahoma and Argentina, for working capital and for other general corporate purposes.

On August 8, 2017, the Company closed on a private placement of shares of the Company’s common stock providing gross proceeds of $28 million, with net of costs proceeds of $26.7 million. As part of the offering, the Company issued an aggregate of 19,580,420 shares (pre-split) of its common stock for $1.43 per share to two existing stockholders and several new institutional investors. The proceeds from this offering were used to finance capital expenditures to support the Company’s most recent customer contract in Oklahoma, for working capital and for other general corporate purposes.

Preferred Stock and Issuance

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

Holders of Series A Preferred are entitled to vote with holders of the Company’s common stock and are entitled to one vote per share of common stock into which a share of Series A Preferred is then-convertible on any matter on which holders of the capital stock of the Company are entitled to vote. Each share of Series A Preferred was initially and as of December 31, 2018 convertible, at the option of the holder at any time, into a number of shares of common stock determined by dividing the Stated Value plus any dividends accrued but unpaid thereon by the conversion price of $1.15 (subject to adjustment for stock splits, combinations, certain distributions or similar events). In addition, for so long as shares of Series A Preferred are outstanding, the affirmative vote or consent of holders of a majority of the outstanding shares of Series A Preferred, voting together as a separate class, is necessary before taking certain actions, including but not limited to (i) amending the articles of incorporation, the bylaws or the Certificate of Designation for the Series A Preferred in a manner that would materially and adversely or disproportionately affect the powers, preferences or rights of the Series A Preferred, (ii) liquidating, dissolving or winding up the Company or entering into a Deemed Liquidation Event, (iii) creating or issuing any class of capital stock unless it ranks junior to the Series A Preferred with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company or any Deemed Liquidation Event, payment of dividends and rights of redemption, (iv) reclassifying, altering or amending any existing security that is pari passu or junior to the Series A Preferred with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company or any Deemed Liquidation Event, payment of dividends and rights of redemption if such reclassification, alteration or amendment would render such other security senior or pari passu with the Series A Preferred in respect of any such right, preference or privilege, (v) subject to certain exceptions, purchasing or redeeming any shares of capital stock or paying any dividend or making any distribution thereon and (vi) issuing any shares of Series A Preferred to anyone other than the original holders of the Series A Preferred. Holders of Series A Preferred are entitled to cumulative dividends payable semi-annually in arrears at a rate of (i) 10% per year, if paid in cash, or (ii) 12% per year, if, at the election of the Company, paid through the issuance of additional shares of Series A Preferred. In addition to the dividend rights described above, holders of Series A Preferred are entitled to receive dividends or distributions declared or paid on common stock on an as-converted basis. Following the end of the third quarter of 2018, the Company paid the initial preferred dividend on all outstanding shares of Series A Preferred through the issuance of 600 additional shares of Series A Preferred.

The Company may redeem shares of Series A Preferred at any time in cash at a price per share equal to the greater of (i) the Stated Value plus any accrued and unpaid dividends thereon and (ii) the product of 1.5 times the Stated Value.

Treasury Stock

On December 15, 2015, the Board authorized the Company to repurchase, from time to time during the period from December 16, 2015 through December 16, 2017, up to $5 million in shares of its outstanding common stock. As of December 31, 2017, the Company had purchased 21,850 shares at a cost of $57,469 under the buy-back program. No shares were repurchased during 2018.

Warrants

In the fourth quarter of 2013, the Company executed a sale-leaseback transaction with a third party that included an inducement payment of 25,000 common stock warrants. The exercise price per share of the common stock under the agreement is $7.00. The agreement expires five years after the date of issuance. The warrants can be exercised on a one for one basis starting July 1, 2014.

The estimated fair value of the warrants at issuance was approximately $0.3 million and was calculated using the Black-Scholes method with the following weighted average assumptions being used.

Volatility	75%
Expected lives years	2.88
Expected dividend yield	—
Risk free rates	0.12%

10. Employee Benefit Plan

The Company adopted a safe harbor defined contribution 401(k) plan effective January 1, 2012, covering all Company employees in the US headquarters and US operations. Under the plan, the Company contributes 5% towards the employee 401k. The contribution is fully vested at the time of contribution. The Company’s contributions for the years ended December 31, 2018 and 2017 were $284,582 and $326,683, respectively.

11. Stock-Based Compensation

The Company has two stock incentive plans, the 2013 Stock Incentive Plan (the “2013 Plan”) and the 2015 Stock Incentive Plan (the “2015 Plan”), (or collectively, “the Plans”), for the granting of stock-based incentive awards, including incentive stock options, non-qualified stock options and restricted stock, to employees, consultants and members of the Company’s Board. The 2013 Plan was adopted in 2012 and amended in 2013 and authorizes 1,000,000 shares to be issued under the 2013 Plan. The 2015 Plan, formerly known as “the 2014 Stock Incentive Plan,” was adopted in 2014 and was amended in 2015 and 2016 to authorize a total of 700,000 additional shares, resulting in a maximum of 1,700,000 shares being authorized for issue under the modified 2015 Plan. Both the 2013 Plan and the 2015 Plan have been approved by the stockholders of the Company. On June 15, 2017, at our annual meeting of stockholders (the “2017 Annual Meeting”), our stockholders approved an increase to the aggregate maximum number of shares available under the 2015 Plan by 5,000,000 shares (from 1,200,000 shares to 6,200,000 shares). On June 20, 2018, at our annual meeting of stockholders (the “2018 Annual Meeting”), our stockholders approved an increase to the aggregate maximum number of shares of common stock available under the 2015 Plan by 3,000,000 shares (from 6,200,000 shares to 9,200,000 shares). As of December 31, 2018, 256,991 shares were available for grant under the 2013 Plan and 2,075,686 shares were available for grant under the 2015 Plan. Share amounts set forth above are on a pre-stock split basis.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determined the initial expected life based on a simplified method in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718, giving consideration to the contractual terms, vesting schedules, and pre-vesting and post-vesting forfeitures.

The Company recorded $2,977,423 and $1,754,706 for 2018 and 2017, respectively, of stock-based compensation, which is included in selling, general, and administrative expense and cost of sales in the accompanying consolidated statement of operations. Total unamortized stock-based compensation expense at December 31, 2018 was $1,432,391.

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

A summary of the Company’s stock option activity for the years ended December 31, 2018 and 2017 is presented below:

Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding at December 31, 2016	239,428	$5.20	7.44
Granted	1,062,242	1.84
Exercised	—	—
Forfeited	(35,420)	5.18
Options outstanding at December 31, 2017	1,266,250	$2.38	8.26
Granted	—	—
Exercised	—	—
Forfeited	(132,762)	1.25
Options outstanding at December 31, 2018	1,133,488	1.75	8.14
Options exercisable at December 31, 2018	934,156	2.47	7.69

As of December 31, 2018, the range of exercise prices for outstanding options was $0.33 – $7.00.

There were no stock options exercised during 2018 or 2017. The intrinsic value is calculated as the total number of option shares multiplied by the excess of the closing price of our common stock on the last trading day over the exercise price of the options. This amount changes based on the fair market value of our common stock. Had all option holders exercised their options on December 31, 2018, the aggregate intrinsic value of the options would have been $1,545 on December 31, 2018.

The following table presents the assumptions used in determining the fair value of option awards for the year ended December 31, 2018:

2018
Weighted average grant date fair value per share of awards granted	$0.76
Significant fair value assumptions:
Expected term (in years)	5.75
Volatility	52.54%
Risk-free interest rate	0.03%
Expected dividends	—

Restricted Stock

A summary of award activity under the Plan for the years ended December 31, 2018 and 2017 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	54,187
Granted	276,025	1.42
Vested	(83,875)
Non-vested at December 31, 2017	246,337
Granted	600,397	0.76
Vested	(220,710)
Expired	(154,844)
Non-vested at December 31, 2018	471,180

The weighted average grant date fair value of awards of restricted stock is based on the market price of the Company’s common stock on the date of the grant.

12. Commitments and Contingencies

Capital Lease Obligations

The Company leased certain equipment from a third party with certain prepayments being made securing the final six months of payments on the lease. Lease payments are $81,439 per month, with the final three months of prepaid payments being shown as other non-current assets in the consolidated balance sheets with a balance of $244,317. The minimum present value of the lease payments is $0.7 million with terms of sixty months and implied interest of 14%.

During 2018, the Company leased certain other equipment through an equipment lease purchase agreement with a third party. Lease payments ranged between $261,240 per month to $1,077,615 per month based on the agreement. The minimum present value of the lease payment is $3.3 million with an initial term of six months and implied interest rate of 8%. During the fourth quarter of 2018, the Company negotiated with the third party returning the leased equipment and dissolving the lease agreement and any further commitments.

Operating Leases

The Company’s operating leases correspond to facilities and office space in the United States. The operating leases also correspond to operational equipment utilized by the Company’s U.S. operations. The future minimum lease payments as of December 31, 2018 are as follows:

Operating Leases
2019	$308,928
2020	—
Thereafter	—
Total	$308,928

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

In September 2018, we completed work under our pressure pumping contract with our primary U.S. customer. Given the weakness of the U.S. well stimulation market, in September 2018 we elected to suspend our U.S. well stimulation operations and significantly reduce our U.S. workforce in alignment with potential near-term opportunities, including pump down and miscellaneous pumping services. With this decision, we believe it is probable that we will not fulfill our commitments within the requirements under U.S. GAAP Contingencies (Topic 450) regarding certain of the above noted supply and transportation agreements. As such, we have recorded accruals related to what we believe to be reasonable estimates related to the future settlements of these contingencies of $2.0 million recorded in Accounts Payable and Accrued expenses in our Consolidated Financial Statements. We intend to seek to negotiate with the counterparties to these agreements and therefore, the amount of ultimate settlement may be higher or lower than what we have recorded, with the maximum aggregate potential liability estimated by us to be approximately $3.5 million, including estimated litigation expenses. Payment terms would also be established upon settlement with these counterparties.

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

On May 1, 2018, a collective action lawsuit was filed against Eco-Stim Energy Solutions, Inc. and certain of its subsidiaries by a former employee in the United States District Court for the Southern District of Texas (Houston Division) alleging that we failed to pay a class of workers in compliance with the Fair Labor Standards Act and seeking recovery of such wages, attorney’s fees, costs, interest and other related damages. In September 2018, this case was stayed pending resolution through arbitration proceedings among the parties. On or about May 3, 2019, both parties agreed to a mutually acceptable settlement and release agreement, with no material adverse effect on our consolidated financial position, results of operations or cash flows.

In addition, seven of our vendors have filed lawsuits against us in seven separate Texas state court actions, and two of our vendors have filed lawsuits against us and a former customer in two separate Oklahoma state court actions. All together, they are seeking to collect an aggregate of approximately $3.4 million of damages for amounts alleged to be owed by us for various goods, equipment or services alleged to have been provided by such vendors, as well as pre-judgment and post-judgment interest and attorney’s fees. In addition, certain of our vendors have threatened to file liens against certain assets of our former customers with respect to amounts alleged to be owed by us for various goods, equipment or services alleged to have been provided by such vendors in an aggregate amount of approximately $3.8 million. We intend to vigorously contest these matters or seek mutually agreeable settlements of the claimed amounts, and we may incur material expenses in connection with the resolution of these lawsuits and claims. We are currently not able to predict the outcome of these cases and whether mutually acceptable settlements and resolution can be obtained. If these matters cannot be resolved at acceptable levels, they could have a material adverse effect on our consolidated financial position, results of operations or cash flows, however we are unable to predict the effect on our consolidated financial position, results of operations or cash flows.

13. Related Party Transactions

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

On June 20, 2017, the Company converted such notes into Common Stock at a price of $1.40 per share and issued 29,538,786 shares of Common Stock to Fir Tree (the “Conversion”), upon the Company receiving stockholder approval at the Annual Meeting of Stockholders of the Company on June 15, 2017. As such, all obligations under the notes have been deemed paid in full and the notes have been terminated. No termination penalty or fee was incurred in connection with the termination of the notes. The Conversion reduced the Company’s debt by approximately $41.4 million.

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

All of our obligations under the Note are guaranteed by our wholly owned subsidiary, EcoStim, Inc. (“EcoStim”), and secured by a security interest (subject to permitted liens) in substantially all of our personal property, including 100% of the outstanding equity of the our U.S. subsidiaries (including EcoStim, Inc.) and 65% of the outstanding equity of our non-U.S. subsidiaries; provided, however, that the Lender had a subordinate lien on those of our assets that were subject to the lien of Porter Capital pursuant to the Receivables Agreement prior to the termination of such agreement.

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

On August 2, 2017, the Company entered into a Common Stock Subscription Agreement (the “Subscription Agreement”) with (i) affiliates of Fir Tree, pursuant to which such Fir Tree affiliates agreed to purchase 9,456,056 shares (pre-split) of the Company’s common stock, (ii) Bienville Argentina Fund, pursuant to which Bienville agreed to purchase 1,923,077 shares (pre-split) of the Company’s common stock and (iii) certain other purchasers identified on the signature pages thereto (the “August Purchasers”) pursuant to which such other August Purchasers agreed to purchase an aggregate of 10,124,364 shares of the Company’s common stock, in each cases of clauses (i), (ii) and (iii), at a price of $1.43 per share, which was the closing market price for the Company’s Common Stock on August 1, 2017 (collectively, the “August Private Placement”). The issuance of such shares of Common Stock pursuant to the Subscription Agreement was made in reliance upon an exemption from registration provided under Section 4(a)(2) of the Securities Act. The August Private Placement closed on August 8, 2017 and resulted in approximately $28.0 million of gross proceeds and approximately $26.7 million of net proceeds (after deducting the Company’s estimated expenses).

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

The Registration Rights Agreement and the PIPE Registration Rights Agreement were terminated on February 21, 2019 in contemplation of the deregistration of the Company’s common stock with the SEC.

14. Income Taxes

The components of the expense for income taxes are as follows for the years ended December 31, 2018 and 2017:

	For the year ended December 31,
	2018		2017
Current	$		$
Federal		—		—
State		—		—
Foreign		—		(633,530)
Total		$—		$(633,530)
Deferred		$—		$—
Federal		—		—
State		—		—
Foreign		—		—
Total		$—		$—
Total income tax provision		$—		$(633,530)

The effective tax rate is reconciled to the U.S. federal statutory rate as follows as of December 31, 2018 and 2017, respectively:

	For the year ended December 31,
	2018	2017
Income tax benefit at the applicable federal rate (21% for 2018; 34% for 2017)	$(18,451,302)	$(9,377,343)
Permanent difference	115,723	348,212
Change in valuation allowance	23,775,367	(3,365,898)
Deferred true-up	(3,192,297)	1,785,761
Remeasurement of deferred taxes for tax law change	121,471	7,813,999
Currency exchange rate change	2,342,681	2,809,109
Foreign rate differential	(1,594,237)	3,160
Employee Retention credit	(3,117,406)	(17,000)
Withholding tax	—	(633,530)
Income tax expense (benefit)	$—	$(633,530)

The tax effects of the temporary differences between financial statement income and taxable income are recognized as deferred tax assets and liabilities. Significant components of the deferred tax assets and liabilities as of December 31, 2018 and 2017 respectively are as follows:

	December 31, 2018	December 31, 2017
Deferred assets
Stock-based compensation	$816,273	$376,224
Accrued vacation	51,306	54,335
Accrued bonus	31,270	235,297
Interest limitation	519,149	226,664
Bad debt allowance	692,266	—
Employee retention credit	—	17,000
R&D credit	46,497	46,497
Other accruals	60,298	118,500
Intangible assets	1,630	1,396
Net operating loss carryforward	29,324,272	19,283,115
Total deferred tax assets	$31,542,961	$20,359,028
Deferred liability
Prepaids	—	(2,758)
Property, plant and equipment	6,194,220	(6,394,456)
Total deferred tax liabilities	$6,194,220	$(6,397,214)
Net deferred tax asset	37,737,181	13,961,814
Valuation allowance	(37,737,181)	(13,961,814)
Total net deferred tax assets	$—	$—

The Company has established a valuation allowance to fully reserve the net deferred tax asset due to the uncertainty of the timing and amounts of future taxable income. At December 31, 2017, the Company had a federal tax loss carry forward of $68,146,909 and a foreign tax loss carry forward of $15,857,215, both of which have been fully reserved. At December 31, 2018, the Company has a federal tax loss carry forward of $91,139,261 and a foreign tax loss carry forward of $23,142,711, both of which have been fully reserved.

The loss carryforwards expire as follows:

Expiration year	Amount
2019	$179,117
2020	395,023
2021	1,188,455
2022	2,546,339
2023 and forward	109,973,037
Total	$114,281,971

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

15. Quarterly Financial Data (unaudited)

Summarized quarterly financial data for the years ended December 31, 2018 and 2017 are presented below.

	Quarter Ended
	March 2018	June 2018	September 2018	December 2018
Revenue	$12,683,226	$15,015,646	$12,503,599	$507,150
Operating loss	(9,746,075)	(12,890,473)	(30,050,053)	(12,840,169)
Loss before income taxes	(10,188,758)	(13,525,627)	(32,956,848)	(10,815,182)
Net loss from continuing operations	(10,188,758)	(13,525,627)	(32,953,863)	(10,818,167)
Basic and diluted loss per share-continued operations	$(0.14)	$(0.18)	$(0.44)	$(0.14)
Net loss from discontinued operations	(2,671,759)	(3,050,835)	(2,244,834)	(12,413,228)
Basic and diluted loss per share – discontinued operations	$(0.04)	$(0.04)	$(0.03)	$(0.16)

	Quarter Ended
	March 2017	June 2017	September 2017	December 2017
Revenue	$—	$3,092,722	$7.369.376	$14,002,066
Operating loss	(1,599,912)	(3,396,262)	(3.263.783)	(5,477,113)
Loss before income taxes	(3,115,954)	(2,823,964)	(3.258.841)	(5,611,975)
Net loss from continuing operations	(3,115,954)	(2,823,964)	(3.258.841)	(5,611,975)
Basic and diluted loss per share-continued operations	$(0.21)	$(0.16)	$(0.05)	$(0.08)
Net loss from discontinued operations	(1,913,072)	(3,323,870)	(3,381,221)	(3,517,980)
Basic and diluted loss per share – discontinued operations	$(0.13)	$(0.19)	$(0.05)	$(0.05)

16. Segment Reporting

As a result of the Company beginning revenue generating activities in the U.S. in the second quarter of 2017, we began reporting the results of each of our two reportable segments beginning with the second quarter of 2017 in accordance with ASC 280, Segment Reporting. Our Chief Executive Officer evaluates the results of operations on a consolidated as well as a segment level and is the person responsible for the final assessment of performance and making key operating decisions. Discrete financial information is available for each of the segments, and the operating results of each of the operating segments are used for performance evaluation and resource allocations.

Our two operating segments are managed through operating segments that are aligned with our geographic operating locations of Argentina and the U.S. We also report certain corporate and other non-operating activities under the heading “Corporate and Other”, which primarily reflects corporate personnel and activities, research and development activities, incentive compensation programs and other costs. The Argentina segment, which is reported as discontinued operations, has been included in the segment information below.

We account for intersegment sales at prices that we generally establish by reference to similar transactions with unaffiliated customers. Reporting segments are measured based on gross margin, which is defined as revenues reduced by total cost of services. Cost of services exclude research and development expenses and depreciation and amortization expense.

Summarized financial information is shown in the following tables:

	Year Ended December 31,
	2018	2017

Revenues(1,3):
Argentina-discontinued operations	$11,396,142	$19,553,584
United States	40,709,621	24,464,164
Total revenues	$52,105,763	$44,017,748

Cost of services(1,2,3):
Argentina-discontinued operations	$13,932,740	24,934,757
United States	51,578,914	28,067,742
Total cost of services	$65,511,654	$53,002,499

Gross margin(1,2):
Argentina-discontinued operations	$(2,536,598)	$(5,381,173)
United States	(10,869,293)	(3,603,578)
Total gross margin	$(13,405,891)	$(8,984,751)

Capital expenditures:
Argentina-discontinued operations	$2,846	$548,108
United States	9,831,034	34,805,359
Corporate and Other	1,040	25,974
Total capital expenditures	$9,834,920	$35,379,441

Depreciation and amortization:
Argentina-discontinued operations	$4,909,382	$4,105,417
United States	14,087,347	2,593,145
Corporate and Other	1,275,564	1,330,685
Total depreciation and amortization	$20,272,293	$8,029,247

Asset Impairment:
Argentina-discontinued operations	$4,427,564	$—
United States	28,803,756	—
Total depreciation and amortization	$33,231,320	$—

(1)	U.S. activity began in February 2017 with start-up expenses being incurred. The Company began recognizing U.S. revenue in late May 2017. Intersegment transactions included in revenues were not significant for any of the periods presented.

(2)	Gross margin is defined as revenues less costs of services. Cost of services excludes selling, general and administrative expenses, research and development expenses and depreciation and amortization expense.

(3)	The Argentina segment has been reclassified into discontinued operations.

17. Assets Held for Sale-Discontinued Operations

As of December 31, 2018, the Company classified the assets and liabilities of our Argentina subsidiary as held for sale, and its operations as discontinued operations for the periods presented. This determination was based on its decision to seek buyers for the subsidiary or for the sale of its assets. The Company made the decision, having received a letter of intent during the fourth quarter of 2018 from a third party to purchase the subsidiary. The Company, as described in more detail below in Note 18 – Subsequent Events, signed an agreement with an unrelated third party to purchase significantly all of the subsidiary’s machinery and equipment assets. The Company will proceed to dissolve the subsidiary. Expected costs to dissolve the subsidiary are estimated to be approximately $900,000.

As of December 31, 2018, the Company classified certain U.S. spare parts, equipment and machinery as held for sale based on the decision by the Company to seek buyers for and sell these assets. As described in more detail below in Note 18 – Subsequent Events, as of the date of this filing, has, subsequent to December 31, 2018, sold all the material equipment, inventory and other operating assets relating to our U.S. operations.

Due to the classification of our Argentina subsidiary and certain assets of our U.S. operations, the Company reclassified their respective assets and liabilities from their respective financial lines on the Consolidated Balance Sheet as of December 31, 2018 to current assets and liabilities held for sale.

The table below provides additional details related to the assets and liabilities of these reclassifications as of December 31, 2018 and 2017:

December 31, 2018	Argentina Segment	U.S. Operations	Total
Assets
Cash and cash equivalents	$19,166	$—	$19,166
Inventories, net	500,000	50,422	550,422
Prepaid expenses and other current assets	877,439	—	877,439
Property, plant and equipment	12,499,999	11,083,333	23,583,332

Total current assets held for sale	$13,896,604	$11,133,755	$25,030,359

Liabilities
Accounts payable	$3,419,441	$—	$3,419,441
Accrued expenses and other current liabilities	1,274,487	—	1,274,487
Debt	—	3,009,483	3,009,483
Total current liabilities held for sale	$4,693,928	$3,009,483	$7,703,411

December 31, 2017	Argentina Segment	U.S. Operations	Total
Assets
Cash and cash equivalents	$1,855,150	$—	$1,855,150
Accounts receivable, net	4,474,565	—	4,474,565
Inventories, net	2,083,030	1,616,215	3,699,245
Prepaid expenses and other current assets	4,197,306	—	4,197,306
Property, plant and equipment	20,639,500	44,184,766	64,824,266

Total current assets held for sale	$33,249,551	$45,800,981	$79,050,532

Liabilities
Accounts payable	$5,282,490	$—	$5,282,490
Accrued expenses and other current liabilities	3,213,852	—	3,213,852
Debt	836,855	8,219,732	9,056,587
Total current liabilities held for sale	$9,333,197	$8,219,732	$17,552,929

The table below provides additional details related to the discontinued operations as of December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
Revenues from discontinued operations	$11,396,142	$19,553,584
Operating costs and expenses	(29,114,064)	(31,728,733)
Operating loss	(17,717,922)	(12,175,149)
Other expense	(2,679,109)	(594,523)
Benefit for income taxes	16,375	633,529
Loss from discontinued operations	$(20,380,656)	$(12,136,143)

18. Subsequent Events

On January 24, 2019, the Company completed the disposition of certain of its U.S. equipment to an unrelated party in exchange for approximately $2.8 million of aggregate cash proceeds, before commissions and selling expenses. On February 21, 2019, the Company completed the disposition of certain of its U.S. equipment to an unrelated party in exchange for approximately $6.2 million of aggregate cash proceeds, before commissions and selling expenses. On March 14, 2019, the Company completed the disposition of certain of its U.S. equipment to an unrelated party in exchange for approximately $2.1 million of aggregate cash proceeds, before commissions and selling expenses. Net of commissions, the Company received approximately $16.8 million. In the U.S., as of the date of this filing, we have sold all the material equipment, inventory and other operating assets relating to our U.S. operations and terminated all field level employees. Following the consummation of the transactions contemplated below regarding Argentina, and upon the completion of shutting down operations in Argentina and the U.S., our intent is to shut down the Company in the foregoing months.

On March 18, 2019, the Company signed an agreement with an unrelated third party to purchase significantly all of our equipment and machinery assets in Argentina. The transactions contemplated by this agreement are expected to close in phases during the second quarter of 2019. Following the consummation of the transactions contemplated by this agreement, the Company expects to shut down its operations in Argentina.

On December 28, 2018, the Company received a determination letter from Nasdaq that the Company will be delisted pursuant to the Nasdaq Listing Rules. The Company determined not to appeal the determination and the quotation of the Company’s common stock moved to the “Pink Open Market” operated by the OTC Markets Group Inc. The common stock was subsequently delisted from Nasdaq due to the Company’s non-compliance with Nasdaq’s minimum bid price requirements. Specifically, the Nasdaq suspended trading in the Company’s common stock on Nasdaq, effective prior to the regular opening of the market on January 2, 2019. The Nasdaq subsequently filed a Notification of Removal from Listing and/or Registration on Form 25 with the Securities and Exchange Commission, or SEC, on February 26, 2019 to remove the common stock from listing on Nasdaq and withdraw the common stock from registration under Section 12(b) pursuant to Rule 12d2-2(b) of the Exchange Act. Pursuant to Rule 12d2-2(d)(1) of the Exchange Act, the application on Form 25 became effective with respect to the delisting of the common stock ten (10) days after the Form 25 was filed with the SEC.

As disclosed previously in Form 8-K filed February 14, 2019, the Company has implemented a reverse stock split. The reverse stock split reduced the number of shareholders of record and allows the Company to deregister the common stock and reduce ongoing expenses with respect to filings under the Exchange Act. Those shareholders who, immediately following the reverse stock split, held only a fraction of a share of the Company’s common stock were paid, in lieu thereof, an amount in cash equal to $0.08 (on a post-split basis) times such fraction of a share and are no longer shareholders of the Company. The effects of this reverse stock split have been retroactively applied in this Form 10-K filing. After the filing of this Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and the filing of a Form 15 to suspend the Company’s reporting obligations under Section 15(d) of the Exchange Act, the Company will no longer be subject to certain provisions of the Exchange Act. In particular, the Company’s obligations to publicly file periodic and current reports with the SEC under Section 15(d) of the Exchange Act will be suspended.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure controls and procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Exchange Act) to determine whether such disclosure controls and procedures provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective as of December 31, 2018 due to the material weakness in our internal control over financial reporting identified below.

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

Management, including our principal executive and principal financial officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (the “COSO Framework”). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2018 and identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness in the operating effectiveness of internal control over financial reporting relating to the timely reporting of its financial results and disclosures for the fiscal year ended December 31, 2018, and its testing and assessment of the design and operating effectiveness of internal controls over financial reporting in a timely manner. This was also noted during the 2018 annual year-end audit and it was further noted that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2018, due to the material weakness in internal control over financial reporting. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018, based on the criteria established in the COSO Framework.

This material weakness was identified prior to the issuance of our consolidated financial statements for the year ended December 31, 2018 and despite the existence of this material weakness, the Company believes the financial information presented in our Form 10-K as of December 31, 2018 is materially correct and in accordance with U.S. generally accepted accounting principles, and does not contain any untrue statement of a material fact or omit to state a material fact required to be stated or that is necessary to make a statement not misleading in light of the circumstances under which it was made. However, we believe this material weakness could result in a future material misstatement(s) in the Company’s annual or interim consolidated financial statements that may not be prevented or detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

All of our directors have been elected to serve until our next annual meeting of stockholders or until their earlier resignation, removal or death. Biographical information regarding our executive officers and directors, including their ages as of May 2, 2019, is as follows:

Name	Age	Position
Brian R. Stewart	63	Chairman
Alexander Nickolatos	41	Director, Interim Chief Executive Officer and Chief Financial Officer
Carlos A. Fernandez	62	Executive Vice President-Corporate Business Development and General Manager-Latin America
Christopher A. Krummel	51	Director
John Hageman	65	Director, Chief Legal Counsel and Secretary

Former director, President and Chief Executive Officer Jon Christopher Boswell resigned from the Company on September 28, 2018. Former director Bjarte Bruheim resigned on December 4, 2018. Former director Andrew Teno resigned on December 26, 2018, and former directors Timothy L. Reynolds and Todd R. Snyder resigned on February 11, 2019. There was no disagreement between Messrs. Boswell, Bruheim, Teno, Reynolds, or Snyder and the Company.

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

Alexander Nickolatos. Mr. Nickolatos has served as our Interim Chief Executive Officer since September 2018 and Chief Financial Officer since December 2013 and was appointed in July 2014 as our Assistant Secretary. Prior to Eco-Stim, from March 2006 until June 2012, Mr. Nickolatos served as the Director of Financial Planning and Analysis at Neo GeoSolutions, a Silicon Valley backed oilfield technology company (“Neos”). During his time at Neos, he also served as Controller and Treasurer, and oversaw oil and gas accounting and finance operations in seven countries, including Argentina. Prior to joining Neos, he worked for PricewaterhouseCoopers and Arthur Andersen. Mr. Nickolatos is a Certified Public Accountant and holds a BBA degree, summa cum laude, from Walla Walla University.

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

John Hageman. Mr. Hageman joined our Board of Directors in December 2018 effective upon the Company’s acceptance of the resignation in December 2018 of Mr. Andrew Teno as a member of our Board of Directors. On or about March 1, 2019, Mr. Hageman was elected by the Board to serve as the Company’s Chief Legal Officer following the resignation of Christopher Arntzen. For the past 10 years, Mr. Hageman has been a Managing Director and owner of The Carnrite Group, LLC, a Houston-based business consulting firm. Prior to joining The Carnrite Group, Mr. Hageman served as the senior vice president, chief legal officer and secretary of two publicly traded companies; Physician Corporation of America of Miami, Florida, and Metal USA, Inc. based in Houston, Texas. Mr. Hageman has a B.S. in Accounting & Business Administration from the University of Kansas in Lawrence, Kansas, and a J.D. from Washburn Law School in Topeka, Kansas.

There are no family relationships between any of the executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our outstanding shares of common stock (collectively, “Reporting Persons”) to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock. Such persons are required by regulations of the Commission to furnish us with copies of all such filings. Based on a review of the copies of such filings received by us with respect to the fiscal year ended December 31, 2018, we believe that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended December 31, 2018.

Director Qualifications and Board Leadership Structure

Mr. Stewart has significant operational and executive experience in the oil and gas industry, including serving in roles of increasing responsibility at a large independent oil and gas exploration and production company and as the chief executive officer of an oil field services company. Mr. Nickolatos is the Interim Chief Executive Officer and Chief Financial Officer of our Company and has an extensive track record as an executive officer in the energy industry and has been part of starting and building multiple companies within the oilfield services sector. He also brings a strong financial background to our Board of Directors. Mr. Krummel has significant financial experience in the industry with current and previous roles as Chief Financial Officer and Chief Accounting Officer with public companies where he was responsible for all accounting functions, including consolidated financial reporting and SEC filings. Mr. Hageman has a significant financial and legal, including corporate organization, restructure and liquidation in his roles as chief legal officer and secretary for two publicly traded companies and as Managing Director and owner of a business consulting firm.

Committees of our Board of Directors

Our Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee.

AUDIT COMMITTEE

The Audit Committee consists of Messrs. Krummel and Stewart. Mr. Krummel has served as chairman of the Audit Committee since January 2014. Mr. Stewart was selected to serve on the Audit Committee upon the resignation of Mr. Bruheim from the Board of Directors on December 4, 2018. Mr. Reynolds served on the Audit Committee from December 2017 until his resignation in February 2019. Our Board of Directors determined in March 2018 that all members of the Audit Committee meet the applicable independence standards of and the heightened standards applicable to audit committee members (to the extent relevant to the Audit Committee). In addition, our Board of Directors has determined that Mr. Krummel qualifies as an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K. Additionally, our Board of Directors determined in December 2018 that Mr. Stewart meets the applicable independence standards and the heightened standards applicable to audit committee members (to the extent relevant to the Audit Committee) as defined in Section 5605(c)(2) of the NASDAQ Rules and Rule 10A-3 and Section 10A(m)(3)(A) for service on the Audit Committee as an independent director.

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

We have an Audit Committee Charter that outlines the primary duties of the Audit Committee, which is available on our website in the “Corporate Governance” subsection in the “Investors” section. The Audit Committee held five meetings during the fiscal year ended December 31, 2018.

COMPENSATION COMMITTEE

The Compensation Committee of our Board of Directors currently consists of Mr. Krummel. Mr. Krummel has served as chairman of the Compensation Committee since March 2015. Previously, Mr. Reynolds served on the Compensation Committee until his resignation in February 2019. Also Mr. Teno served on the Compensation Committee until his resignation in December 2018. Our Board of Directors determined in March 2018 that all members of the Compensation Committee meet the applicable independence standards of the applicable NASDAQ Stock Market Rules. In March 2018, our Board also determined that Mr. Krummel satisfies the requirements of non-employee directors under Rule 16b-3(b)(3) of the Exchange Act and satisfy the requirements of outside director under Section 162(m) of the Internal Revenue Code of 2986, as amended.

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

We have a Compensation Committee Charter that outlines the primary duties of the Compensation Committee, which is available on our website in the “Corporate Governance” subsection in the “Investors” section. The Compensation Committee held four meetings during the fiscal year ended December 31, 2018.

NOMINATING AND GOVERNANCE COMMITTEE

The Nominating and Governance Committee of our Board of Directors currently consists of Mr. Stewart. Mr. Bruheim had served as chairman of the Nominating and Governance Committee from March 2016 until his resignation in December 2018. Previously, Mr. Snyder had served on the Nominating and Governance Committee from December 2018 until his resignation in February 2019.

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

We have a Nominating and Governance Committee Charter that outlines the primary duties of the Nominating and Governance Committee, which is available on our website in the “Corporate Governance” subsection in the “Investors” section. The functions of the Nominating and Governance Committee, which are discussed in its charter, include (i) developing a pool of potential directorial candidates for consideration in the event of a vacancy on the Board, (ii) screening directorial candidates in accordance with certain guidelines and criteria set forth in its charter and (iii) recommending nominees to the Board. The Nominating and Governance Committee held one meeting during the fiscal year ended December 31, 2018.

The Nominating and Governance Committee seeks recommendations from our existing directors to identify potential candidates to fill vacancies on our Board. The Nominating and Governance Committee will also consider nominee recommendations properly submitted by stockholders in accordance with the procedures outlined in our bylaws, on the same basis as candidates recommended by the Board and other sources. For stockholder nominations of directors for the Annual Meeting, nominations must comply with the provisions of our Bylaws, must be made in writing and must be delivered to the Secretary of the Company at 1773 Westborough Drive, Katy, Texas 77449. Nominations must be received by the Secretary of the Company no later than sixty (60) days and no earlier than ninety (90) days prior to the anniversary date of the immediately preceding annual meeting, unless the annual meeting is called for a date that is not within thirty (30) days before or after the anniversary date of the immediately preceding annual meeting, in which case, nominations must be received by the earlier of the close of business on the tenth (10th) day following the day on which such notice of the date of the Annual Meeting was mailed or such public disclosure was made, whichever first occurs, or (b) two (2) days prior to the date of the Annual Meeting.

Item 11.	Executive Compensation TABLE

We are currently considered a “smaller reporting company” for purposes of the SEC’s executive compensation and other disclosure rules. In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures.

Summary Compensation Table

The following table summarizes, with respect to each of our named executive officers, information relating to all compensation earned for services rendered to us in all capacities.

Name and principal position	Year	Salary ($)(4)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Jon Christopher Boswell	2018	262,499	108,281	163,938	—	—	—	132,189	666,907
Former Chief Executive Officer	2017	354,250	—	359,863	498,953	—	—	22,843	1,235,909

Carlos Fernandez	2018	312,000	90,000	163,938	—	—	—	—	565,938
Executive Vice President-Corporate Business Development and General Manager-Latin America	2017	284,000	—	385,708	478,928	—	—	—	1,148,636

Alexander Nickolatos	2018	300,000	90,000	75,438	—	—	—	59,338	524,776
Interim Chief Executive Officer, Chief Financial Officer and Assistant Secretary	2017	287,500	—	350,634	416,238	—	—	23,450	1,077,822

Barry Ekstrand	2018	250,000	73,483	22,631	—	—	—	75,750	421,864
Former Chief Operating Officer	2017	203,013	—	19,996	27,188	—	—	19,832	270,029

(1)	The amounts in this column reflect the aggregate grant date fair value of all stock awards calculated in accordance with FASB ASC Topic 718. See “Part II – Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 11 – Stock-Based Compensation” for additional information regarding the assumptions used to calculate the grant date fair value of the stock awards. The stock awards granted to Messrs. Boswell, Fernandez, Nickolatos and Ekstrand in 2018 and 2017 were phantom stock awards granted under our 2015 Stock Incentive Plan.

(2)	The amount in this column reflects the aggregate grant date fair value of all option awards calculated in accordance with FASB ASC Topic 718. See “Part II – Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 11 – Stock-Based Compensation” for additional information regarding the assumptions used to calculate the fair value of the option awards. The option awards granted to Messrs. Boswell, Fernandez, Nickolatos and Ekstrand in 2018 and 2017 were granted under our 2015 Stock Incentive Plan.

(3)	Amounts reported in the “All Other Compensation” column consist of, with respect to all named executive officers, (a) employer matching contributions to our tax-qualified Section 401(k) retirement savings plan, (b) with respect to Messrs. Boswell, Nickolatos and Ekstrand, a monthly car allowance, (c) with respect to Mr. Boswell, severance and reimbursement of unused paid time off, and (d) with respect to Messrs. Nickolatos and Ekstrand, retention plan payments.

(4)	Salary amounts reported for Mr. Boswell in 2018 are pro-rata and per his Severance Agreement triggered by his resignation from the Company in September 2018.

Narrative Disclosure to Summary Compensation Table

Employment Agreements. The following summary provides a description of the material terms of the employment agreements that we have entered into with our named executive officers.

Jon Christopher Boswell. Effective April 1, 2017, we entered into an employment agreement (the “Boswell Employment Agreement”) with Mr. Boswell that superseded and replaced his prior employment agreement. The Boswell Employment Agreement provides for an initial one-year term of employment that commenced as of April 1, 2017 and, unless either party provides written notice of non-renewal within the requisite time period, the term will automatically be extended for an additional one-year period on April 1, 2018 and each subsequent anniversary of such date in accordance with the renewal provisions set forth in the agreement. The Boswell Employment Agreement provides for an initial annualized base salary of $350,000 per year and a target annual bonus equal to a maximum of 125% of Mr. Boswell’s annualized base salary. The Boswell Employment Agreement also contains severance provisions, which are discussed below under “Potential Payments Upon Termination or a Change in Control.” The Boswell Employment Agreement also provides that during the term of employment and for six (6) months after the termination of Mr. Boswell’s employment (for whatever reason), Mr. Boswell will not compete with us or solicit our customers or our employees. The agreement also provides for the nondisclosure of any confidential information relating to us by Mr. Boswell.

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

On October 30, 2018, the Company entered into a compensation arrangement with Mr. Fernandez which consisted of a cash performance award under the 2015 Plan, with the maximum value of the award equal to $100,000, and with such award payable upon the achievement of predetermined Company performance goals as specified by the Compensation Committee of the Company’s Board of Directors. To be eligible to receive payment of the performance awards following satisfaction of the predetermined Company performance goals, the executive must not terminate his employment on or before the end of the applicable performance period (other than termination for “good reason”, death or disability) and the executive’s employment must not have been terminated for “cause” by the Company on or before the end of the applicable performance period.

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

On October 30, 2018, the Company entered into a compensation arrangement with Mr. Nickolatos which included a $100,000 retention bonus (the “Nickolatos Retention Bonus”), payable in six equal monthly installments, or earlier if Mr. Nickolatos’ employment is terminated by the Company without “cause” or by Mr. Nickolatos for “good reason”, as such terms are defined under the Nickolatos Employment Agreement. If Mr. Nickolatos terminates his employment with the Company before March 31, 2019 (other than for “good reason” or due to death or disability), he will be obligated to refund to the Company the aggregate amount of the Nickolatos Retention Bonus payments received by Mr. Nickolatos prior to such termination. In addition, any Nickolatos Retention Bonus payments paid to Mr. Nickolatos will be credited against any amount owed to Mr. Nickolatos by the Company under the terms of the Nickolatos Employment Agreement in connection with any future termination of employment (unless certain change of control transactions have occurred prior to any such termination). The compensation arrangement for Mr. Nickolatos also includes a cash performance award under the Company’s 2015 Stock Incentive Plan, as amended (the “2015 Plan”), with the maximum value of the award equal to $200,000, and with such award payable under the achievement of predetermined Company performance goals as specified by the Compensation Committee of the Company’s Board of Directors.

Outstanding Equity Awards at 2018 Fiscal Year-End

The following table presents, for each named executive officer, information regarding outstanding option awards and stock awards held as of December 31, 2018.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (1)	Market Value of Shares of Stock That Have Not Vested ($)(2)
Carlos Fernandez	22,318			3.33	8/28/22	90,000	5,850
	10,000			6.00	10/24/23
	375,000	125,000	(4)	1.41	5/4/27
	25,000	75,000	(4)	2.00	5/4/27
	37,500	112,500	(4)	2.50	5/4/27

Alexander Nickolatos	4,083			0.33	7/1/2022	70,000	4,550
	5,015			3.33	8/28/22
	25,000			6.00	10/24/23
	11,250	3,750	(3)	3.00	5/27/26
	337,500	112,500	(4)	1.41	5/4/27
	75,000	25,000	(4)	2.00	5/4/27
	75,000	25,000	(4)	2.50	5/4/27

Barry Ekstrand (5)	75,000	25,000		1.41	5/4/27	18,750	1,218
	112,500	37,500		2.00	5/4/27
	93,750	31,250		2.50	5/4/27

(1)	Includes (a) awards of our restricted stock held by our named executive officers that will vest in two remaining equal annual installments on May 27, 2019 and May 27, 2020, so long as the named executive officer remains employed by us on each such date: (i) Mr. Fernandez – 21,250, and (ii) Mr. Nickolatos - 7,500; and (b) awards of our restricted stock held by our named executive officers that will vest in one remaining installment on May 4, 2019, so long as the named executive officer remains employed by us on each such date: (i) Mr. Fernandez – 68,750, (ii) Mr. Nickolatos – 62,500, and (iii) Mr. Ekstrand – 18,750.

(2)	The amounts in this column reflect the closing price of our common stock on December 31, 2018, which was $0.65, multiplied by the number of outstanding shares of restricted stock.

(3)	These options held by our named executive officer previously vested as to 25 percent of each award on May 27, 2017 and the remaining 75 percent of each award will become vested and exercisable in three equal annual installments on May 27, 2018, May 27, 2019 and May 27, 2020 so long as the named executive officer remains employed by us on each such date.

(4)	These options held by our named executive officers (excluding Mr. Ekstrand) previously vested as to 75 percent of each award on November 4, 2017, May 4, 2018, and November 4, 2018, and the remaining 25 percent of each award will become vested and exercisable in one installment on May 4, 2019, so long as the named executive officer remains employed by us on such date.

(5)	Mr. Ekstrand ceased being an employee of the Company effective May 1, 2019

Additional Narrative Disclosure

Retirement Benefits

As of December 31, 2018, we maintain a tax-qualified Section 401(k) retirement savings plan. This plan provides for employee contributions, employer matching contributions (5% of salary), and a discretionary profit sharing contribution. Our named executive officers are eligible to participate in our tax-qualified Section 401(k) retirement savings plan on the same basis as other employees who satisfy the plan’s eligibility requirements, including requirements relating to age and length of service. No discretionary profit sharing contributions were made during 2018. Under this plan, participants may elect to make pre-tax contributions not to exceed the applicable statutory limitation, which was $18,500 for 2018. All employer contributions vest immediately.

Potential Payments Upon Termination or a Change in Control

The employment agreements with Messrs. Boswell, Fernandez and Nickolatos contain severance provisions, as described below.

Mr. Boswell. Effective September 28, 2018, Mr. Boswell resigned from his positions as President and Chief Executive Officer the Company and from the Company’s Board of Directors. In connection with his resignation, Mr. Boswell entered into a Separation and General Release Agreement with the Company (“Boswell Release Agreement”), which provides for certain compensation, benefits and other terms relating to his resignation and superseded the termination provisions in the Boswell Employment Agreement. The Boswell Release Agreement provides, among other things, that: (i) Mr. Boswell’s separation from employment with the Company and his resignation from the Board were effective September 28, 2018 (the “Termination Date”) and that Mr. Boswell also resigned from his positions with the Company and its subsidiaries, including any officer or directorships; (ii) Mr. Boswell will receive his earned and unpaid base salary, any vested or accrued benefits under any plan, policy or agreement, and incurred and unreimbursed business expenses, in each case as of the Termination Date, plus his accrued and unpaid incentive bonus for calendar year 2017, which is equal to $91,875 and is payable in equal installments over a four month period; (iii) Mr. Boswell will receive an amount equal to $262,500 (the “Cash Consideration”), which is payable in equal installments over a twelve month period (subject to reduction in certain circumstances); (iv) subject to certain limitations, the Company will provide Mr. Boswell with an amount equal to the cost of medical benefit continuation for Mr. Boswell and his eligible dependents for up to twelve months or until Mr. Boswell becomes eligible for another company’s group health insurance; and (v) any and all outstanding unvested stock options and other equity or equity based incentive awards with time-based vesting terms (which excludes 200,000 phantom stock awards with vesting terms tied to the occurrence of certain transactions that were forfeited as of the Termination Date), vested in full effect as of the Termination Date. As of December 31, 2018, Mr. Boswell has received the benefits and payments in line with the noted payment terms, including earned and unpaid base salary, vested or accrued benefits, unreimbursed business expenses, plus his accrued and unpaid incentive bonus for calendar year 2017, Cash consideration, reimbursement of his medical benefits, and all outstanding unvested stock options and equity based incentive award (excluding 200,000 phantom stock awards).

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

Mr. Hageman was not compensated in 2018 for his role as a non-employee director of the Company.

In addition, we reimburse our non-employee directors for any travel or other business expenses related to their service as a director. The table below and the narrative in the footnotes provide the compensation amounts for our non-employee directors for 2018, as well as additional information in connection with such amounts.

Only our non-employee directors are compensated for serving as directors. Currently, Mr. Nickolatos is the only member of our Board who is also an employee. All compensation Mr. Nickolatos received from us in 2018 is included in the 2018 Summary Compensation Table.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bjarte Bruheim	37,500	—	—	—	—	—	37,500
Christopher A. Krummel	50,000	—	—	—	—	—	50,000
Timothy L. Reynolds	50,000	—	—	—	—	—	50,000
Todd R. Snyder	48,234	—	—	—	—	—	48,234
Brian R. Stewart	93,234	—	—	—	—	—	93,234
Andrew Teno	—	—	—	—	—	—	—
John Hageman	—	—	—	—	—	—	—

(1)	Certain of these fees were paid in the first quarter of 2019 as compensation for serving as a director in the fourth quarter of 2018 with respect to Messrs. Krummel ($12,500), Reynolds ($12,500), Snyder ($12,500) and Stewart ($12,500).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

At April 22, 2019, we had 18,869,514 shares on a post-stock split basis of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of April 22, 2019 by:

●	each person known by us to be the beneficial owner of more than 5% of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	our executive officers and directors as a group.

Beneficial ownership is determined in accordance with SEC rules. The percentages in the table are computed with effect of the reverse stock split noted. The percentages in the table are computed using a denominator consisting of 18,869,514 shares of outstanding common stock plus the number of shares of common stock subject to vesting with respect to a holder within 60 days of April 22, 2019 or issuable upon the exercise of all outstanding options, warrants, rights or conversion privileges held by a holder which are exercisable within 60 days of April 22, 2019. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

	Common Stock		Series A Preferred
Name and Address of Beneficial Owner(1)	Number of Shares	Percentage of Class	Number of Shares	Percentage of Class
5% Stockholders:
Fir Tree (2)	14,442,085	76.1%	11,236	100%
Bienville Capital Management, LLC (3)	1,540,756	8.1%	—	—
Directors and Executive Officers:

Jon Christopher Boswell (5)	168,754	*	—	—
Brian R. Stewart (4)	8,446	*	—	—
Chairman
Carlos Fernandez (6)	196,046	1.0%	—	—
Executive Vice President-Corporate Business Development and General Manager- Latin America
Alexander Nickolatos (7)	161,337	*	—	—
Director, Interim Chief Executive Officer, Chief Financial Officer and Assistant Secretary
Barry Ekstrand (8)	75,000	*	—	—
Former Chief Operating Officer
Christopher A. Krummel (9)	21,866	*	—	—
Director
John Hageman	—	—	—	—
Director

All executive officers and directors as a group (6 persons)	1,960,298	4.6%	—	—

* indicates less than 1%.

(1)	Unless otherwise specified the address of each stockholder is in care of 1773 Westborough Drive, Suite 100, Katy, Texas 77449.

(2)	The number of shares of Common Stock shown as beneficially owned includes (a) a total of 11,998,709 outstanding shares of Common Stock after giving effect to our reverse stock split, which include 1,005,207 shares of Common Stock held by Fir Tree Capital Opportunity Master Fund, LP; 547,866 shares of Common Stock held by Fir Tree Capital Opportunity Master Fund III, LP; 23,243 shares of Common Stock held by FT COF (E) Holdings, LLC; 187,648 shares of Common Stock held by FT SOF IV Holdings, LLC; and 10,234,745 shares of Common Stock held by FT SOF VII Holdings, LLC (collectively, “Fir Tree Funds”) and (b) 2,443,376 shares of Common Stock that are issuable upon conversion of the aggregate of 11,240 shares of Series A Preferred held by the Fir Tree Funds collectively. The number of shares of Series A Preferred includes 902.53 shares of Series A Preferred held by Fir Tree Capital Opportunity Master Fund, LP; 492.29 shares of Series A Preferred held by Fir Tree Capital Opportunity Master Fund III, LP; 168.59 shares of Series A Preferred held by FT SOF IV Holdings, LLC; 9,654.76 shares of Series A Preferred held by FT SOF VII Holdings, LLC, and 21.36 shares of Series A Preferred held by FT COF (E) Holdings LLC. Fir Tree Partners serves as the investment manager of each of the Fir Tree Funds and has been granted investment discretion over portfolio investments, including the shares of Common Stock and Series A Preferred held by the Fir Tree.

(3)	Based solely on the Schedule 13G filed with the SEC by Bienville Global Opportunities Fund, LP (“Bienville BGOF GP, LLC”), Bienville Capital Management, LLC, William Herbert Stimpson, II and Michael Cullen Thompson, Jr. (collectively, “Bienville”), on February 13, 2019, with the number of shares of Common Stock shown as beneficially owned updated to give effect to our reverse stock split. BGOF GP, LLC, which is the general partner of the Bienville Global Opportunities Fund, LP, and Bienville Capital Management, LLC, which is the investment manager of Bienville Global Opportunities Fund, LP, could be deemed to be indirect beneficial owners of the reported shares. William Herbert Stimpson II and Michael Cullen Thompson, Jr. (the “Managers”) could also be deemed to be indirect beneficial owners of the reported shares as managers of Bienville Capital Management, LLC and BGOF GP, LLC. The business address of Bienville Argentina Fund is 521 Fifth Avenue, 35th Fl, New York City, NY 10175.

(4)	Includes 4,223 shares of phantom stock that vest on May 8, 2018 provided that Mr. Stewart continues to serve on the Board through such date. Each share of phantom stock entitles the holder to receive one share of common stock at the time of vesting.

(5)	Based solely on the latest Form 4 dated September 28, 2018, with the number of shares of Common Stock shows as beneficially owned updated to give effect to our reverse stock split. Effective September 28, 2018, Mr. Boswell resigned from his positions as President and Chief Executive Officer the Company and from the Company’s Board of Directors.

(6)	Includes 148,705 shares of common stock subject to outstanding options that have vested

(7)	Includes 132,275 shares of common stock subject to outstanding options that have vested

(8)	Includes 70,313 shares of common stock subject to outstanding options that have vested. Mr. Ekstrand ceased to be an employee of the Company effective May 1, 2019.

(9)	Includes (i)] 14,703 shares of common stock subject to outstanding options that have vested and (ii) 4,223 shares of phantom stock that vested on May 8, 2019. Each share of phantom stock entitles the holder to receive one share of common stock at the time of vesting.

Item 13.	Certain RElationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The following is a description of transactions since January 1, 2017 to which we have been a party, in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two years, and in which any of our executive officers, directors or holders of more than 5% of our common stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than compensation arrangements, which are described in the section above titled “Executive Compensation.”

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

On June 20, 2017, the Company converted such notes into Common Stock at a price of $1.40 per share and issued 29,538,786 shares of Common Stock to Fir Tree (the “Conversion”), upon the Company receiving stockholder approval at the Annual Meeting of Stockholders of the Company on June 15, 2017. As such, all obligations under the notes have been deemed paid in full and the notes have been terminated. No termination penalty or fee was incurred in connection with the termination of the notes. The Conversion reduced the Company’s debt by approximately $41.4 million.

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

All of our obligations under the Note are guaranteed by our wholly owned subsidiary, EcoStim, Inc. (“EcoStim”), and secured by a security interest (subject to permitted liens) in substantially all of our personal property, including 100% of the outstanding equity of the our U.S. subsidiaries (including EcoStim, Inc.) and 65% of the outstanding equity of our non-U.S. subsidiaries; provided, however, that the Lender had a subordinate lien on those of our assets that were subject to the lien of Porter Capital pursuant to the Receivables Agreement prior to the termination of such agreement as discussed elsewhere in this Form 10-K.

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

The Registration Rights Agreement and the PIPE Registration Rights Agreement were terminated on February 21, 2019 in contemplation of the deregistration of the Company’s common stock with the SEC.

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

Director Independence

The members of the Audit Committee, namely Messrs. Krummel and Stewart, the member of the Nominating and Governance Committee, namely Mr. Stewart, and the one member of the Compensation Committee, namely Mr. Krummel have been determined to be independent under the applicable rules of the SEC. For a discussion of independence standards applicable to our Board and factors considered by our Board in making its independence determinations, please refer to “Committees of the Board of Directors” included under Part III, Item 10 of this Form 10-K.

Item 14.	Principal Accounting Fees and Services

The following table presents fees for professional audit services performed by Whitley Penn LLP for the audit of our annual financial statements for the fiscal year ended December 31, 2018 and 2017.

	2018	2017
Audit Fees(1)	$222,804	$170,000
Audit-Related Fees	—	—
Tax Fees	24,492	13,787
All Other Fees	—	—
Total Fees	$247,296	$183,787

(1)	Audit fees include professional services rendered for (i) the audit of our annual financial statements for the fiscal years ended December 31, 2018 and 2017, and (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years and (iii) the reviews of the S-1 filed during 2017.

Pre-Approval Policies

It is the policy of our Board that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by the Audit Committee. The Audit Committee pre-approved all services, audit and non-audit, provided to us by Whitley Penn LLP for 2018.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

(a)	Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization dated September 18, 2013 by and between Vision Global Solutions, Inc., FRI MergerSub, Inc. and FracRock International Inc. (incorporated by reference to our Schedule 14A filed on October 22, 2013)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on November 26, 2013).

3.1(a)	Certificate of Designation of Preferences, Rights and Limitations (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 2, 2018).

3.1(b)	Certificate of Change (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 14, 2019).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 9, 2017).

3.3	First Amendment to the Second Amended and Restated Bylaws of the Company adopted as of July 6, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 7, 2017).

3.4	Second Amendment to the Second Amended and Restated Bylaws of the Company adopted as of August 2, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 3, 2017).

3.5	Third Amendment to Second Amended and Restated Bylaws of the Company adopted as of August 25, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 25, 2017).

3.3	Certificate of Merger by and between FRI Merger Sub, Inc. and FracRock International, Inc. (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

4.1	Amended and Restated Stockholder Rights Agreement, dated as of March 3, 2017, by and among Eco-Stim Energy Solutions, Inc. and the parties named therein (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed March 9, 2017).

4.1(a)	First Amendment to Amended and Restated Stockholder Rights Agreement, dated as of July 6, 2017, by and among the Company and the parties named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 7, 2017).

4.1(b)	Second Amendment to Amended and Restated Stockholder Rights Agreement, dated as of August 25, 2017, by and among the Company and the parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2017).

Exhibit Number	Description
4.2	Amended & Restated Registration Rights Agreement, dated as of July 6, 2017, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 7, 2017).

4.2(a)	First Amendment to Amended and Restated Registration Rights Agreement entered into as of August 2, 2017, by and among the Company and the parties named therein, to be effective upon the Closing Date (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 3, 2017).

4.3	Registration Rights Agreement entered into as of August 2, 2017, by and among the Company and the Investors named therein, to be effective upon the Closing Date (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 3, 2017).

10.1†	Eco-Stim Energy Solutions, Inc. 2013 Stock Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

10.2†	Eco-Stim Energy Solutions, Inc. 2015 Stock Incentive Plan (incorporated by reference to our Proxy Statement on Definitive Schedule 14A filed on June 2, 2015).

10.2(a)†	First Amendment to the Eco-Stim Energy Solutions, Inc. 2015 Stock Incentive Plan (incorporated by reference to our Current Report on Form 8-K filed on March 11, 2016).

10.2(b)†	Second Amendment to the Eco-Stim Energy Solutions, Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 21, 2017).

10.3†	Form of Nonstatutory Stock Option Agreement under the Eco-Stim Energy Solutions, Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed on March 19, 2018).

10.4†	Form of Phantom Stock Award Agreement under the Eco-Stim Energy Solutions, Inc. 2015 Stock Incentive Plan (Officers/Employees) (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed on March 19, 2018).

10.5†	Form of Phantom Stock Award Agreement under the Eco-Stim Energy Solutions, Inc. 2015 Stock Incentive Plan (Directors) (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed on March 19, 2018).

10.6†	Form of Phantom Stock Award Agreement under the Eco-Stim Energy Solutions, Inc. 2015 Stock Incentive Plan (Chairman) (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed on March 19, 2018).

10.7†*	Form of Performance Share Unit Grant Notice under the Eco-Stim Energy Solutions, Inc. 2015 Stock Incentive Plan.

Exhibit Number	Description
10.8†*	Form of Phantom Stock Award Grant Notice (Change of Control Based Vesting) under the Eco-Stim Energy Solutions, Inc. 2015 Stock Incentive Plan.

10.9†*	Form of Phantom Stock Award Grant Notice (Argentina Sale Based Vesting) under the Eco-Stim Energy Solutions, Inc. 2015 Stock Incentive Plan.

10.10†	Employment Agreement by and between Eco-Stim Energy Solutions, Inc. and Alexander Nickolatos, effective as of April 1, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 27, 2017)

10.11†*	Performance Award Agreement by and between Eco-Stim Energy Solutions, Inc. and Alexander Nickolatos effective as of October 30, 2018

10.12†	Employment Agreement by and between Eco-Stim Energy Solutions, Inc. and Carlos A. Fernandez, effective as of April 1, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 21, 2017)

10.13†*	Performance Award Agreement by and between Eco-Stim Energy Solutions, Inc. and Carlos A. Fernandez effective as of October 30, 2018

10.14†	Employment Agreement by and between Eco-Stim Energy Solutions, Inc. and Barry Ekstrand, effective as of April 5, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2017)

10.15†	Employment Agreement by and between Eco-Stim Energy Solutions, Inc. and J. Christopher Boswell, effective as of April 1, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 27, 2017)

10.16†*	Separation and Release Agreement, dated as of September 28, 2018, by and between the Company and J. Christopher Boswell

10.17†	Letter Agreement dated as of January 2, 2018 between Eco-Stim Energy Solutions, Inc. and Brian R. Stewart (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed on March 19, 2018).

10.18†	Amendment to Letter Agreement between Eco-Stim Energy Solutions, Inc. and Brian R. Stewart (incorporated by reference to Exhibit 10.1 on the Company’s Form 10-Q filed on August 14, 2018).

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed on July 25, 2014)

31.1*	Rule 13(a)-14(a) Certification of the Chief Executive Officer/Chief Financial Officer.

32.1**	Section 1350 Certification of the Chief Executive Officer/Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan or arrangement

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2019	ECO-STIM ENERGY SOLUTIONS, INC.

	By:	/s/ Alexander Nickolatos
Alexander Nickolatos
Interim Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alexander Nickolatos	Director, Interim Chief Executive Officer and Chief Financial Officer	May 10, 2019
Alexander Nickolatos	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Brian R. Stewart	Chairman	May 10, 2019
Brian R. Stewart

/s/ Christopher A. Krummel	Director	May 10, 2019
Christopher A. Krummel

/s/ John Hageman	Director, Chief Legal Officer	May 10, 2019
John Hageman

